Form 10QSB
period 1996-03-31
NUCO2 INC /FL
filed 1996-05-08
CIK 947577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended   MARCH 31, 1996
                                     --------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                   to
                                   ---------------         ---------------------


                          Commission File No. 0-27378


                                   NUCO2 INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


            FLORIDA                                  65-0180800
            -------                                  ----------
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or organization)                 Identification Number)


                          2820 SOUTHEAST MARKET PLACE
                             STUART, FLORIDA 34997
                    (Address of Principal Executive Offices)

                                 (407) 221-1754
                (Issuer's Telephone Number, Including Area Code)


        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           /X/                   No     / /

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                               Outstanding at March 31, 1996
            -----                               -----------------------------
COMMON STOCK, $.001 PAR VALUE                         5,334,335 SHARES

                                   NUCO2 INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION

ITEM I.     FINANCIAL STATEMENTS
            Balance Sheets as of March 31,                                 3
            1996 and June 30, 1995

            Statements of Operations for the Three                         4
            Months Ended March 31, 1996
            and March 31, 1995

            Statements of Operations for the Nine                          5
            Months Ended March 31, 1996
            and March 31, 1995

            Statements of Shareholders' Equity for the Nine                6
            Months Ended March 31, 1996

            Statements of Cash Flows for the Nine                          7
            Months Ended March 31, 1996
            and March 31, 1995

            Notes to Financial Statements                               8-11


ITEM II.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                    12-19
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II.    OTHER INFORMATION
- --------    -----------------



ITEM I.     EXHIBITS AND REPORTS ON FORM 8-K                              20
            --------------------------------


SIGNATURES                                                                21

PART I.  FINANCIAL INFORMATION

ITEM  I.  FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                                 N U C O 2 INC.
                                 BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                                          (unaudited)
                                       ASSETS                                           March 31, 1996        June 30, 1995
                                                                                        --------------        -------------
Current assets:
       Cash and cash equivalents ..............................................         $  1,048,352          $    561,778
       Trade accounts receivable, less allowance
       for doubtful accounts of $172,468 and
       $77,132, respetively ...................................................            1,058,409               701,918
       Inventories ............................................................               41,093                40,984
       Prepaid expense and other current assets ...............................              246,262                28,580
                                                                                        ------------          ------------
               Total current assets ...........................................            2,394,116             1,333,260
                                                                                        ------------          ------------

Property and equipment, net ...................................................           19,348,271            15,079,948
                                                                                        ------------          ------------

Other assets:
       Goodwill, net ..........................................................            2,410,657             2,398,987
       Deferred charges, net ..................................................              431,066               758,958
       Customer lists, net ....................................................              832,490               955,929
       Restrictive covenants, net .............................................              129,166               174,167
       Deferred lease acquisition costs, net ..................................              662,667               419,737
       Other ..................................................................               29,483                21,999
                                                                                        ------------          ------------
               Total other assets .............................................            4,495,529             4,729,777
                                                                                        ------------          ------------
                   Total Assets ...............................................         $ 26,237,916          $ 21,142,985
                                                                                        ============          ============

                                      LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
       Current maturities of long-term debt ...................................         $    853,600          $  2,299,159
       Accounts payable .......................................................            1,078,840             1,948,001
       Accrued expenses .......................................................              358,149               601,085
       Other current liabilities ..............................................               44,338                34,465
                                                                                        ------------          ------------
               Total current liabilities ......................................            2,334,927             4,882,710

       Long-term debt, excluding current maturities ...........................            7,881,898            15,091,550
       Customers' deposits ....................................................              176,796               119,271
       Deferred interest payable ..............................................                 --                 306,535
                                                                                        ------------          ------------
               Total liabilities ..............................................           10,393,621            20,400,066
                                                                                        ------------          ------------

SHAREHOLDERS' EQUITY:
       Series A cumulative deferred preferred stock;
          $1,000 stated value; 1,000 shares
          authorized; issued and
         outstanding 485 shares ...............................................                 --                 485,000
       Series B preferred stock; $1,000 stated value; 1,000
          shares authorized; issued and outstanding 500 shares ................                 --                 500,000
       Series C convertible preferred stock; $1,000 stated value;
          500 shares authorized, issued and outstanding .......................                 --                 500,000
       Series D convertible preferred stock; $1,000 stated value;
          1,500 shares authorized, issued and outstanding .....................                 --               1,500,000
       Common stock; par value $.001 per share;
              20,000,000 authorized; issued and
              outstanding 5,334,335 shares ....................................                5,334                 1,933
       Additional paid-in capital .............................................           18,949,517                 9,317
       Accumulated deficit ....................................................           (3,110,556)           (2,253,331)
                                                                                        ------------          ------------
               Total shareholders' equity .....................................           15,844,295               742,919
       Commitments and contingencies...........................................         ------------          ------------
                                                                                        $ 26,237,916          $ 21,142,985
                                                                                        ============          ============

- --------------------------------------------------------------------------------

                                 N U C O 2 INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

- --------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                     March 31, 1996     March 31, 1995
                                                                                     --------------     --------------
Net sales .....................................................................       $ 2,974,376       $ 1,544,264

Costs and expenses:
      Cost of products sold ...................................................         1,321,047           656,200
      Selling, general and administrative expenses ............................           774,063           367,508
      Depreciation and amortization ...........................................           608,057           360,069
                                                                                      -----------       -----------
                                                                                        2,703,167         1,383,777
                                                                                      -----------       -----------
                  Operating Income ............................................           271,209           160,487

Other Expenses:
           Interest expense, net ..............................................           154,027           322,496
                                                                                      -----------       -----------
                  Net income (loss) ...........................................       $   117,182       ($  162,009)
                                                                                      ===========       ===========

      Dividends on Preferred Stock ............................................       $         0
                                                                                      ===========

      Net income attributable to common stockholders ..........................       $   117,182
                                                                                      ===========

      Net income per common share .............................................       $      0.02
                                                                                      ===========

      Weighted average number of common and
           common equivalent shares outstanding ...............................         5,513,124
                                                                                      ===========

- --------------------------------------------------------------------------------
                                 N U C O 2 INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

- --------------------------------------------------------------------------------

                                                                                                     Nine Months Ended
                                                                                                     -----------------
                                                                                       March 31, 1996              March 31, 1995
                                                                                       --------------              --------------

Net sales .....................................................................            $ 8,455,077             $ 4,088,320

Costs and expenses:
      Cost of products sold ...................................................              3,636,566               1,720,699
      Selling, general and administrative expenses ............................              1,926,981                 965,131
      Depreciation and amortization ...........................................              1,736,236                 927,101
                                                                                           -----------             -----------
                                                                                             7,299,783               3,612,931
                                                                                           -----------             -----------
                  Operating Income ............................................              1,155,294                 475,389

Other Expenses:
           Interest expense, net ..............................................              1,152,997                 892,872
                                                                                           -----------             -----------
                  Income (loss) before extraordinary item .....................                  2,297                (417,483)

                  Extraordinary item-loss on extinguishment
                               of debt ........................................               (859,522)                      0
                                                                                           -----------             -----------
                  Net loss ....................................................            ($  857,225)            ($  417,483)
                                                                                           ===========             ===========

      Dividends on Preferred Stock ............................................            ($  110,917)
                                                                                            ===========

      Net loss attributable to common stockholders ............................            ($  968,142)
                                                                                            ===========

      Loss per common share before extraordinary item .........................             ($    0.03)
                                                                                            ==========

      Net loss per common share ...............................................             ($    0.23)
                                                                                            ==========

      Weighted average number of common and
           common equivalent shares outstanding ...............................              4,166,807
                                                                                            ===========

- --------------------------------------------------------------------------------
                                 N U C O 2 INC.

                            STATEMENT OF SHAREHOLDERS' EQUITY

- --------------------------------------------------------------------------------




                                                                  Preferred Stock
                                    ----------------------------------------------------------------------------------
                                         Series A           Series B            Series C            Series D
                                         --------           --------            --------            --------
                                    Shares    Amount     Shares  Amount     Shares   Amount      Shares   Amount
                                    ------    ------     ------  ------     ------   ------      ------   ------

Balance, June 30, 1995                 485     $485,000     500   $500,000     500    $500,000    1,500   $1,500,000

Redemption of Series A                (485)    (485,000)

Redemption of Series B                                     (500)  (500,000)

Conversion of Series C                                                        (500)   (500,000)

Conversion of Series D                                                                           (1,500)  (1,500,000)

Conversion of Subordinated Debt
   and exercise of warrants

Issuance of 2,022,576 shares
    of common stock

Net (loss)

Dividends declared on Preferred
     Stock

Balance, March 31, 1996                 0            0       0          0       0           0        0            0
                                        ==           ==      ==         ==      ==          ==       ==           ==

                                               Common stock                 Additional                                 Total
                                               ------------                  Paid-in           Accumulated         Shareholders'
                                        Shares            Amount             Capital             Deficit               Equity
                                        ------            ------             -------             -------               ------
Balance, June 30, 1995                  1,932,953        $1,933              $9,317          ($2,253,331)             $742,919

Redemption of Series A                                                                                                (485,000)

Redemption of Series B                                                      499,500                                       (500)

Conversion of Series C                    155,164           155             499,845                                          0

Conversion of Series D                    300,266           300           1,499,700                                          0

Conversion of Subordinated Debt
   and exercise of warrants               923,376           923             655,979                                    656,902

Issuance of 2,022,576 shares
    of common stock                     2,022,576         2,023          16,146,451                                 16,148,474

Net (loss)                                                                                      (857,225)             (857,225)

Dividends declared on Preferred
     Stock                                                                 (361,275)                                 ($361,275)

Balance, March 31, 1996                 5,334,335        $5,334          18,949,517          ($3,110,556)          $15,844,295
                                        ==========       =======         ==========          ============          ===========

- --------------------------------------------------------------------------------
                                 N U C O 2 INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                               Nine Months Ended
                                                                                               -----------------
                                                                                       March 31, 1996   March 31, 1995
                                                                                       --------------   --------------
Net income (loss) before extraordinary item. . . . . . . .. . . . . . . .. . . .       $      2,297    ($   417,483)
Extraordinary item-loss on
           extinguishment of debt  . . . . . . . . . . . . . . . . . . . . . . .           (859,522)              0
                                                                                        ------------    ------------
      Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (857,225)       (417,483)
Cash flows from operating activities:
           Adjustments to reconcile net (loss) to net cash provided by operating activities:
                      Depreciation of property and equipment                              1,128,617         591,165
                      Amortization of other assets                                          607,619         335,936
                      (Gain) loss on disposal of property and                                (1,823)         12,005
                           equipment
                      Write-off of deferred financing costs                                 784,069               0
                      Changes in operating assets and liabilities:
                      Decrease (increase) in:
                           Trade accounts receivable                                       (356,491)        (97,874)
                           Inventories                                                         (109)         (1,507)
                           Prepaid expenses and other
                                  current assets                                           (217,682)        (21,600)
                           Other assets                                                      (7,484)         (1,808)
                      Increase (decrease) in:
                           Accounts payable                                                (869,161)        528,383
                           Accrued expenses                                                (242,936)         74,019
                           Other current liabilities                                          9,873           4,277
                           Customers' deposits                                               57,525          31,575
                                                                                       ------------    ------------
                           Net cash provided by operating activities                   $     34,792    $  1,037,088
                                                                                       ------------    ------------

Cash flows from investing activities:
      Proceeds from disposal of property and equipment                                       82,600          86,211
      Purchase of property and equipment                                                 (5,477,718)     (2,708,113)
      Acquisiton of customer lists                                                          (29,000)
      Increase in goodwill                                                                 (105,558)              0
      Increase in deferred charges                                                         (643,116)       (364,028)
      (Increase) decrease in deferred lease acquisition costs                              (372,281)         72,120
                                                                                        ------------    ------------
                           Net cash (used in) investing activities                       (6,545,073)     (2,913,810)
                                                                                        ------------    ------------

Cash flows from financing activities:
      Net proceeds from issuance of common stock                                         16,148,474               0
      Repayment of long-term debt                                                       (18,291,848)     (5,734,537)
      Proceeds from long-term debt                                                        9,636,637       7,032,895
      Conversion of subordinated debt and exercise of warrants                              656,902               0
      (Decrease) increase in defered interest payable                                      (306,535)        147,571
      Preferred stock dividends                                                            (361,275)              0
      Redemption of Series A preferred stock                                               (485,000)              0
      Redemption of Series B preferred stock                                                   (500)              0
      Proceeds from issuance of Series C preferred stock                                          0         500,000
                                                                                        ------------    ------------
                           Net cash provided by financing activities                      6,996,855       1,945,929
                                                                                        ------------    ------------

Net increase in cash and cash equivalents                                                   486,574          69,207
Cash and cash equivalents at the beginning of period                                        561,778          58,213
                                                                                       ------------    ------------
Cash and cash equivalents at the end of period                                         $  1,048,352    $    127,420
                                                                                       ============    ============

Supplemental disclosure of cash flow information: Cash paid during the period for:
           Interest                                                                    $  1,027,425    $    725,655
                                                                                       ============    ============
           Income taxes                                                                $          0    $          0
                                                                                       ============    ============

                                   NUCO2 INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB used for quarterly reports under
Section 13 or 15 (d) of the Securities Exchange Act of 1934, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

    The financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the financial statements for the year ended June 30, 1995 included in the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission.

    All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded. This quarterly report on Form 10-QSB should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1995. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  NET INCOME OR LOSS PER COMMON  SHARE

    The net income or loss per share computations for the 1996 periods presented are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each period. Fully diluted and primary income or loss per common share are the same amounts for each period.

    Net loss per share computations have not been presented for the 1995 periods because the Company believes that such information is no longer meaningful in view of the changes in capitalization as a result of the Initial Public Offering.

    In conjunction with the Initial Public Offering, on December 22, 1995, 155,164 and 300,266 shares of common stock were issued upon conversion of the Company's Series C convertible preferred stock and Series D convertible preferred stock, respectively. An additional 805,209 shares of common stock were issued upon the conversion of the convertible portion of the Senior Subordinated Notes and 118,167 shares of common stock were issued upon the exercise of warrants. For the purposes of the net loss per share computations, these shares have been treated as outstanding for the entirety of the periods presented. Stock options and warrants to purchase an additional 152,851 shares of common stock granted during 1995 have also been treated as outstanding for the entirety of those periods, using the treasury stock method. In addition, warrants and options to purchase an additional 165,991 shares of Common Stock were issued in connection with the Company's Initial Public Offering.

    For the nine month period ended March 31, 1996, the Company had a one time extraordinary charge of $859,522 for the write-off of deferred financing costs and prepayment penalties in connection with the reduction of certain indebtedness. In addition, the Company paid $361,275 of accumulated dividends on preferred stock, of which $110,917 pertained to the nine month period. These items represented $.23 in net loss per common share for the nine month period ended March 31, 1996.


NOTE 3.  INITIAL PUBLIC OFFERING

    In connection with the Company's Initial Public Offering, 2,022,576 shares of common stock were sold on December 19, 1995. In addition, Representatives of the Underwriters acquired warrants to purchase up to 110,000 shares of common stock. Such warrants are exercisable for a period of five years, at an exercise price of $10.80.

    An over-allotment option was exercised to purchase 330,000 additional shares of common stock. These shares were sold by the Company's Chairman of the Board and Chief Executive Officer.

    On December 15, 1995, the board of directors approved, among other things, an increase in the number of shares of authorized common stock of the Company to 20,000,000, a reduction in par value to $.001 per share, and an increase in the number of authorized shares of preferred stock to 5,000,000 shares.

    The Company's board of directors also declared a 3,866-for-1 stock split of the Company's common stock. This stock split of the Company was effective with the closing of the offering. In connection therewith the Company amended and restated its Articles of Incorporation. All share, per share and conversion amounts relating to common stock, stock options and warrants, included in the accompanying financial statements have been restated to reflect this stock split.

The gross proceeds the Company received from the sale of the 2,022,576 shares of Common Stock were $18,203,184. After deducting the underwriters' discounts and commissions, the net proceeds were $16,928,961. Expenses incurred in connection with the offering were $782,510, as of March 31, 1996.

The Company used the proceeds to redeem Preferred Stock, to pay accumulated Preferred Stock dividends, to redeem all Senior and Junior Subordinated Notes, and to repay $10,971,395 of outstanding indebtedness under the Company's credit facility with State Street Bank and Trust Company. The remaining proceeds were used for general corporate purposes.


NOTE 4.  STOCK OPTION PLAN

    In 1995, the board of directors approved the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 350,000 shares of common stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non qualified stock options, or both. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's common stock at the date of the grant, and the exercise price of non qualified stock options issued to employees may not be less than 75% of the fair market value of the Company's common stock at the date of the grant. The maximum term for all options is 10 years. Options to purchase 55,991 shares of Common Stock at a price of $9.00 per share were issued at the time of the Company's Initial Public Offering.

    The board of directors of the Company adopted the Director's Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Director's Plan will be equal to the fair market value of the Common Stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. As of March 31, 1996, options to purchase a total of 24,000 shares of Common Stock had been issued.


NOTE 5. LONG-TERM DEBT

    The Company entered into an agreement for a $30 million dollar credit facility with NationsBank of Florida, N.A. simultaneous with the closing of the offering. Additionally, all loans with the Company's previous bank were repaid. As of March 31, 1996, a total of

$7,963,486 was outstanding pursuant to the new facility which comprises of the original $6.0 million term loan and $1,963,486 on the tank revolver loan. The term loan is payable interest only at 8.51 % for twelve months, principal of $100,000 plus interest for the next 23 months with the balance due on November 30, 1998. The tank revolver loan is interest only for 12 months at prime plus
 .25% , as of March 31, 1996 the rate was 8.06%. At the end of 12 months, all drawings will convert into a term loan with monthly interest and principal payments, calculated over a 60 month amortization. One final payment of all unpaid principal and accrued interest will be payable on November 30, 1998.

In January 1996, the Company repaid an outstanding loan for $2,348,033 to the former owner of Bevtech Inc..

NOTE 6.  ACQUISITIONS

    In January 1996, the Company purchased certain assets from two companies, Holox, Ltd. and Fire-Quip Corporation. Holox, a Georgia limited partnership, having its principal place of business in Macon, Georgia, sold assets for an aggregate purchase price of $545,000. Fire-Quip, a Louisiana Corporation, having its principal place of business in Monroe, Louisiana sold assets for an aggregate purchase price of $462,000. The Company paid cash for both of these transactions.

NOTE 7.  SUBSEQUENT EVENTS

In April 1996, the Company signed an asset purchase agreement to acquire the bulk CO2 systems leasing and supply operations in New York, New Jersey, and Connecticut of The Coca-Cola Bottling Company of New York, Inc.. The acquisition is scheduled to close in May 1996 subject to the completion of a due diligence and the obtaining of all necessary approvals and consents. The purchase price is $3,007,900, subject to adjustments.

The Company filed a registration statement with the Securities and Exchange Commission in connection with a proposed offering of its Common Stock. In connection therewith, the Company is offering 1,200,000 shares of Common Stock. In addition, certain shareholders will be selling shares of Common Stock. The Company will use the net proceeds from the sale of its shares of Common Stock to fund internal growth, for acquisitions, to repay bank debt and for general corporate purposes. The Company will not receive any proceeds from the sale of Common Stock offered by the selling shareholders.

ITEM II.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    The following discussion and analysis should be read in conjunction with the unaudited Financial Statements and Notes thereto included elsewhere in this Form 10-QSB.

     In January 1996, the Company purchased certain assets from two companies, Holox, Ltd. and Fire-Quip Corporation. Holox, a Georgia limited partnership, having its principal place of business in Atlanta, Georgia, sold assets for an aggregate purchase price of $545,000. Fire-Quip, a Louisiana corporation, having its principal place of business in Monroe, Louisiana sold assets for an aggregate purchase price of $462,000. The Company paid cash for both transactions.

     At March 31, 1996, the Company had 10,733 bulk CO2 systems on lease to it's customers, principally pursuant to five year noncancelable lease contracts. For the three and nine month periods ended March 31, 1996, the Company's installed base of leased bulk CO2 systems has increased through internally generated new customers by 1,213 and 2,325 systems, respectively. The company also acquired 441 systems through two acquisitions in January 1996. In addition, the Company serviced approximately 2,500 customer owned bulk CO2 systems as of March 31, 1996.

    In April 1996, the Company signed an asset purchase agreement to acquire the bulk CO2 systems leasing and supply operations in New York, New Jersey, and Connecticut of The Coca-Cola Bottling Company of New York, Inc.. The acquisition is scheduled to close in May 1996 subject to the completion of a due diligence and the obtaining of all necessary approvals and consents. The purchase price is $3,007,900, subject to adjustments.


INITIAL PUBLIC OFFERING


    On December 19, 1995, the Company successfully completed an initial public offering of 2,022,576 shares of common stock. In connection with the offering, the Representatives of the Underwriters were issued warrants to purchase up to 110,000 shares of common stock at $10.80 per share.

    The gross proceeds from the sale of 2,022,576 shares of common stock were $18.2 million. After deducting the underwriters' discounts and commissions, the net proceeds were $16.9 million. Expenses incurred in connection with the offering were $783,000, as of March 31, 1996.

    The Company used the proceeds to redeem Preferred Stock, to repay Senior Subordinated Notes and Junior Subordinated Notes in amounts aggregating $3.7 million, to pay accumulated preferred stock dividends of $361,000 and to repay its bank credit facility in the amount of $11.0 million. The remaining proceeds were used for general corporate purposes.

    An underwriters' over-allotment option was exercised for 330,000 additional shares of common stock. These shares were sold by the Company's Chairman of the Board and Chief Executive Officer.


RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:

                                                                       For the periods ended March 31, 1995 and March 31, 1996
                                                                       -------------------------------------------------------
                                                                            Three Months Ended        Nine Months Ended
                                                                            ------------------        -----------------
                                                                            1995         1996        1995         1996
                                                                            ----         ----        ----         ----
Income Statement Data:
Net sales ............................................................     100.0%       100.0%      100.0%       100.0%
Cost of products sold ................................................      42.5%        44.4%       42.1%        43.0%
Selling, general and administrative expenses .........................      23.8%        26.0%       23.6%        22.8%
Depreciation and amortization ........................................      23.3%        20.5%       22.7%        20.5%
                                                                           -----        -----       -----        -----
Operating Income .....................................................      10.4%         9.1%       11.6%        13.7%
                                                                           -----        -----       -----        -----
Interest expense, net ................................................      20.9%         5.2%       21.8%        13.7%
                                                                           -----        -----       -----        -----
Income (loss) before extraordinary item ..............................     (10.5%)        3.9%      (10.2%)         .0%
Extraordinary item ...................................................      --           --          --          (10.1%)
                                                                           -----        -----       -----        -----
Net (loss) income ....................................................     (10.5%)        3.9%      (10.2%)      (10.1%)
                                                                           =====        =====       =====        =====

Other Data:
   Operating income before depreciation and
         amortization (EBITDA) .......................................      33.7%        29.6%       34.3%        34.2%
                                                                           =====        =====       =====        =====

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.

    Net sales increased by $1.4 million, or 93% from $1.5 million in the 1995 period to $3.0 million in the 1996 period. Approximately $800,000 of the increase represented net sales resulting from the June 1995 acquisition of Bevtech. In addition, approximately $90,000 represented net sales from two acquisitions in January 1996. The remainder of the increase in net sales was principally due to internal growth in the number of Company owned bulk CO2 systems in service. For the 1996 period, the Company estimates that in excess of $80,000 of liquid CO2 sales were lost due to the inclement winter weather conditions. A minimal amount of costs would have been incurred in connection with these foregone sales. These sales were from customers that owned their own CO2 systems and customers that are on the rental plus per pound charge program.

    Cost of products sold increased by $665,000 from $656,000 in the 1995 period to $1.3 million in the 1996 period. Expressed as a percentage of net sales, cost of products sold increased from 42.5% to 44.4% in the 1996 period. Such increase is attributable to a greater proportion of customers which owned their own bulk CO2 systems in the 1996 period. Service to customers who own bulk CO2 systems generally carries higher cost of products sold as a percentage of net sales than service to customers which lease systems from the Company. This change in customer mix resulted from the June 1995 acquisition of Bevtech. Of the bulk CO2 systems serviced by Bevtech, only 56% were owned by Bevtech and the remainder by customers. The Company expects that its customer mix may change over time as a result of further acquisitions and internal growth. The Company is unable to forecast the effect of a changing customer mix on operating results, as the percentage of customer owned systems will vary with each acquisition.

    Selling, general and administrative expenses increased by $407,000 from $368,000 in the 1995 period to $774,000 in the 1996 period. Expressed as a percentage of net sales, selling, general and administrative expenses increased from 23.8% in the 1995 period to 26.0% in the 1996 period. The dollar increase was primarily due to the increased number of accounts serviced in the 1996 period as compared to the 1995 period as well as to the increased number of personnel employed in marketing and administrative capacities. The Company also experienced approximately $60,000 of additional insurance, professional fees and other costs associated with being a public company. The percentage increase is attributable to the hiring of new employees in order to ensure a smooth transition of the proposed acquisition and expansion into new territories.

    Depreciation and amortization increased by $248,000 from $360,000 in the 1995 period to $608,000 in the 1996 period. As a percentage of net sales, such expenses decreased from 23.3% in the 1995 period to 20.5% in the 1996 period. Depreciation expense increased by $194,000 from $222,000 in the 1995 period to $416,000 in the 1996 period principally due to the increase in bulk CO2 systems leased to customers. Expressed as a percentage of net sales, depreciation expense decreased from 14.4% in the 1995 period to 14.0% in the 1996 period. Amortization expense increased by $54,000 from $138,000 in the 1995 period to $192,000 in the 1996 period primarily due to the amortization of goodwill created from the Bevtech acquisition in June 1995. As a percentage of net sales, amortization expense decreased from 8.9% to 6.5%, respectively.

    Net interest expense decreased from $322,000 in the 1995 period to $154,000 in the 1996 period. Expressed as a percentage of net sales, interest expense decreased from 20.9% to 5.2%, respectively. The decrease in interest expense resulted primarily from the decreased average level of borrowings as well as lower interest rates in the 1996 period.

    As of March 31, 1996, the Company's outstanding borrowings aggregated $8.7 million, which is substantially less than the aggregate outstanding amount of $17.4 million as of June 30, 1995. In addition, borrowings under the Company's new credit facility (see "Liquidity and Capital Resources") are either fixed at 8.51% or will fluctuate at .25% over the prime rate, as compared to 2.50% over the prime rate on pre-existing bank debt. In January 1996, the Company repaid an additional $2.3 million of long-term debt.

    For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased from $521,000 in the 1995 period to $879,000 in the 1996 period and decreased as a percentage of net sales from 33.7% to 29.6%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.


NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31, 1995


    Net sales increased by $4.4 million, or 107% from $4.1 million in the 1995 period to $8.5 million in the 1996 period. Approximately $2.4 million of the increase represented net sales resulting from the June 1995 acquisition of Bevtech. The remainder of the increase in net sales was principally due to internal growth in the number of Company owned bulk CO2 systems in service. For the 1996 period, the Company estimates that in excess of $80,000 of liquid CO2 sales were lost due to the inclement winter weather conditions. A minimal amount of costs would have been incurred in connection with these foregone sales. These sales were from customers that owned their own CO2 systems and customers that are on the rental plus per pound charge program.


    Cost of products sold increased by $1.9 million from $1.7 million in the 1995 period to $3.6 million in the 1996 period. Expressed as a percentage of net sales, cost of products sold increased from 42.1% to 43.0% in the 1996 period. Such increase is attributable to a greater proportion of customers which owned their own bulk CO2 systems in the 1996 period. Service to customers who own bulk CO2 systems generally carries higher cost of products sold as a percentage of net sales than service to customers which lease systems from the Company. This change in customer mix resulted from the June 1995 acquisition of Bevtech. Of the bulk CO2 systems serviced by Bevtech, only 56% were owned by Bevtech and the remainder by customers. The Company expects that its customer mix may change over time as a result of further acquisitions and internal growth. The Company is unable to forecast the effect of a changing customer mix on operating results, as the percentage of customer owned systems will vary with each acquisition.

    Selling, general and administrative expenses increased by $962,000 from $965,000 in the 1995 period to $1.9 million in the 1996 period. Expressed as a percentage of net sales, selling, general and administrative expenses decreased from 23.6% in the 1995 period to 22.8% in the 1996 period. The decrease as a percentage of net sales was primarily the result of economies of scale. The dollar increase was primarily due to the increased number of accounts serviced in the 1996 period as compared to the 1995 period as well as the increased number of personnel employed in marketing and administrative capacities. In the third quarter, the Company experienced approximately $60,000 of additional insurance, professional fees and other costs associated with being a public company.

    Depreciation and amortization increased by $809,000 from $927,000 in the 1995 period to $1.7 million in the 1996 period. As a percentage of net sales, such expenses decreased from 22.7% in the 1995 period to 20.5% in the 1996 period. Depreciation expense increased by $537,000 from $591,000 in the 1995 period to $1.1 million in the 1996 period principally due to the increase in bulk CO2 systems leased to customers. Expressed as a percentage of net sales, depreciation expense decreased from 14.5% in the 1995 period to 13.3% in the 1996 period. Amortization expense increased by $272,000 from $336,000 in the 1995 period to $608,000 in the 1996 period primarily due to the amortization of goodwill created from the Bevtech acquisition in June, 1995. Expressed as a percentage of net sales, amortization expenses decreased from 8.2% to 7.2%, respectively.

    Net interest expense increased from $893,000 in the 1995 period to $1.2 million in the 1996 period and decreased as a percentage of net sales from 21.8% to 13.7%, respectively. The increase in dollars resulted primarily from the increased average level of borrowings in the 1996 period, prior to the IPO.

    As of March 31, 1996, the Company's outstanding borrowings aggregated $8.7 million, which is substantially less than the aggregate outstanding amount of $17.4 million as of June 30, 1995. In addition, borrowings under the Company's new credit facility (see "Liquidity and Capital Resources") are either fixed at 8.51% or will fluctuate at .25% over the prime rate, as compared to 2.50% over the prime rate on pre-existing bank debt. In January 1996, the Company repaid an additional $2.3 million of long-term debt.

    For the reasons described above, EBITDA increased from $1.4 million in the 1995 period to $2.9 million in the 1996 period and decreased as a percentage of net sales from 34.3% to 34.2%, respectively.

    For the nine months ended March 31, 1996, the Company wrote- off $785,000 of deferred financing costs and incurred $75,000 in prepayment penalties related to debt which was repaid with the proceeds of the IPO.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash requirements consist principally of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of principal and interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. The Company anticipates making cash capital expenditures of approximately $4.5 million to $5.2 million during the remaining three months of fiscal 1996, primarily for the $3.0 million acquisition and purchases of bulk CO2 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced significant positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, plus the above mentioned acquisition, the Company continually reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded. In January 1996 certain assets, primarily consisting of bulk CO2 systems, were acquired from two companies for an aggregate cash purchase price of $1.0 million.

    Prior to the offering, the Company's primary sources of liquidity were borrowings under a credit facility with its secured lender which was repaid and terminated upon consummation of the IPO; equity and debt capital obtained from various venture capital funds and individuals, including parties that sold businesses to the Company; and cash flows from operations.

    Prior to the IPO, the Company had outstanding approximately $2.9 million in principal amount of Senior Subordinated Notes, a portion of which was convertible at the option of the holders thereof into Common Stock. The holders of the Senior Subordinated Notes converted, effective upon the closing of the IPO, approximately $407,000 of the principal amount of the Senior Subordinated Notes into an aggregate of 805, 209 shares of Common Stock. The Company repaid the remaining principal of the Senior Subordinated Notes and accrued interest thereon with a portion of the net proceeds of the IPO. The Company also had outstanding 485 shares of Series A Preferred Stock; 500 shares of

Series B Stock; 500 shares of Series C Preferred Stock and 1500 shares of Series D Preferred Stock. Effective upon closing of the IPO, (i) the Company redeemed with a portion of the net proceeds of the IPO all of the outstanding Series A Preferred Stock and Series B Preferred Stock for an aggregate of $ 485,500 plus approximately $226,000 of accrued dividends and (ii) all of the outstanding Series C Preferred Stock and Series D Preferred Stock automatically converted into an aggregate of the net of 455,430 shares of Common Stock. The Company used a portion of the net proceeds of the IPO to pay accrued dividends of approximately $81,000 on the Series C Preferred Stock and Series D Preferred Stoc k. In Addition, the holders of warrants to purchase an aggregate of 118,167 shares of Common Stock exercised such warrants effective upon the closing of the IPO.

   The Company filed a registration statement with the Securities and Exchange Commission in connection with a proposed offering of its Common Stock. In connection therewith, the Company is offering 1,200,000 shares of Common Stock. In addition, certain shareholders will be selling shares of Common Stock. The Company will use the net proceeds from the sale of its shares of Common Stock to fund internal growth, for acquisitions, to repay bank debt and for general corporate purposes. The Company will not receive any proceeds from the sale of Common Stock offered by the selling shareholders.

    Following this offering, the Company's capital resources will include cash flows from operations; the net proceeds from this offering; and available borrowing capacity under the NationsBank Facility. The Company has available under the NationsBank Facility an aggregate of $30.0 million, including a $6.0 million term loan that was used, together with a portion of the net proceeds of the IPO, to refinance the outstanding balance of existing indebtedness under its prior credit facility; a $13.0 million "tank revolver" to finance the purchase and installation of new bulk CO2 service systems; a $10.0 million acquisition revolver to finance the purchase of bulk CO2 service businesses; and a $1.0 million line of credit for general working capital needs. All portions of the NationsBank Facility require full repayment of all outstanding principal and interest on November 30, 1998, the maturity date of the NationsBank facility. The Company believes that cash from operating activities, the net proceeds from this offering and available borrowings under the NationsBank Facility will be sufficient to fund proposed operations for at least the next 12 months at its current rate of growth. The NationsBank Facility is secured by substantially all the assets of the Company. The company is required to meet certain financial covenants under the NationsBank Facility, and may not access borrowings which would cause its total debt to exceed 3.25 times EBITDA.


    At June 30, 1995 the Company had a working capital deficit of $3.5 million. At March 31, 1996, the Company had working capital of $59,000. Prior to the offering, the Company has had working capital deficits due to the lack of adequate equity funding for internal and acquisition growth.

    For the nine months ended March 31, 1995 and March 31, 1996 net cash provided by operating activities was $1.0 million and $35,000, respectively. The decrease from the 1995 period to the 1996 period of $1.0 million is primarily attributable a reduction in accounts payable and accrued expenses and an increase in accounts receivable, depreciation and amortization.

    For the nine months ended March 31, 1995 and March 31, 1996 net cash used in investing activities was $2.9 million and $6.5 million, respectively. These investing activities were associated primarily with the acquisition of new bulk CO2 systems and nine months ended March 31, 1996, the company made two acquisitions with a combined purchase price of $1.0 million.

   For the nine months ended March 31, 1995 and March 31, 1996, net cash provided by financing activities were $1.9 million and $7.0 million, respectively. For the nine months ended March 31, 1995, cash flows from financing activities are primarily attributable to the net increase in borrowings to finance the placement of bulk CO2 systems. For the nine months ended March 31, 1996 cash flows from financing activities are primarily from issuance of common stock in connection with the IPO less the repayment of long-term debt, redemption of Preferred Stock and additional borrowings used to finance the placement of bulk CO2 systems into service.


INFLATION

    The modest levels of inflation in the general economy since the Company began business in 1990 have not affected its results of operations. Additionally, the Company's contracts with its customers contain an annual lease rate adjustment clause based on any increase in the consumer price index. The company believes that inflation will not have a material adverse effect on its future results of operations.

PART II        OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial data schedule

     (b) No reports on Form 8-K were filed for the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NuCo2 Inc.

Dated: May 6, 1996               By:  /s/ Edward W. Dean
                                      -----------------------------
                                      Edward W. Dean
                                      Chief Financial Officer