Form 10KSB
period 1996-06-30
NUCO2 INC /FL
filed 1996-09-27
CIK 947577

U.S SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended JUNE 30, 1996



/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from       to
                              -------  -------
                         Commission file number 0-27378

                                   NUCO2 INC.
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its charter)

           FLORIDA                                       65-0180800
- -------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or Organization)

2800 Southeast Market Place, Stuart, Florida               34997
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (407) 221-1754
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


                                      None.


Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes /X/ No / /


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

                                                           (continued next page)

                  State issuer's revenues for its most recent fiscal year: The issuer's revenues for the fiscal year ended June 30, 1996 were $11,965,999.

                  The aggregate market value at September 24, 1996 of shares of the registrant's Common Stock, $.001 par value per share (based upon the closing price of $21.50 per share of such stock on the Nasdaq National Market on such date), held by non-affiliates of the Registrant was approximately $129,419,229. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 24, 1996, there were outstanding 7,163,434 shares of the Registrant's Common Stock, $.001 par value.

                  Transitional Small Business Disclosure Format (check one):

                  Yes / /  No /X/


                       DOCUMENTS INCORPORATED BY REFERENCE

                  The information required by items 9, 10, 11 and 12 of Part III is incorporated by reference to a definitive proxy statement to be filed by the Registrant not later than October 28, 1996 pursuant to Regulation 14A.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         NuCo2 Inc., a Florida corporation organized in 1990 (the "Company") operates in a relatively new industry which supplies liquid carbon dioxide ("bulk CO2") to retail establishments for use in the carbonation and dispensing of fountain beverages. In most instances, carbon dioxide is presently supplied in the form of CO2 gas, which is transported and stored in high pressure cylinders. The Company offers its customers two principal services: a stationary bulk CO2 system installed on the customer's premises and routine filling of the system with bulk CO2 according to a defined schedule. The bulk CO2 system utilizes a cryogenic vessel that preserves CO2 in its liquid form and then converts the liquid product to gaseous CO2, the necessary ingredient for beverage carbonation. Typically the bulk CO2 system is owned by the Company and leased to the customer under a five year noncancelable contract, although some customers own their own system. The Company believes high pressure cylinders are being displaced by bulk CO2 systems because, from a customer's perspective, bulk CO2 systems enjoy several qualitative and economic advantages over high pressure cylinders.

         The Company entered the bulk CO2 business in Florida in 1990 with the acquisition of a fountain syrup distributor with a base of 19 bulk CO2 systems. After consolidating its position in Florida through internal growth and the acquisition of five bulk CO2 distributors, beginning in 1994 the Company expanded into other regional markets as follows:

         O In January 1995, the Company completed the acquisition of a bulk CO2 beverage distributor located in New Orleans and also opened depots in Alabama and Mississippi.

         O In June 1995, the Company acquired substantially all of the assets of Bevtech, Inc. ("Bevtech") a supplier of bulk CO2 service in Georgia, North Carolina, South Carolina and Alabama, more than doubling the Company's service area. Previously, in June 1993 the Company had acquired the Florida operations of Bevtech.

         O In January 1996, the Company acquired two bulk CO2 businesses, one operating in Arkansas, Mississippi, Louisiana and Texas and the other operating in Florida, Georgia and Alabama.

         O In May 1996, the Company acquired the bulk CO2 operations in New York, New Jersey and Connecticut of The Coca-Cola Bottling Company of New York, Inc.

         O In May 1996, the Company acquired a second bulk CO2 business operating in Mississippi.

         O In August 1996, the Company acquired the bulk CO2 operations of two affiliated companies operating in Ohio and Indiana.

         O In 1996, the Company also opened service and supply depots in Raleigh-Durham, North Carolina; Macon, Georgia; Little Rock, Arkansas; Shreveport and Lake Charles, Louisiana; Chattanooga, Tennessee; Melville and Pelham, New York.

         As of August 31, 1996, the Company had operations in 18 states and serviced over 17,400 bulk CO2 customers, which consist primarily of restaurants, convenience stores, taverns, theaters, theme parks, resorts and stadiums.

INDUSTRY OVERVIEW

         CO2 is universally used for the carbonation and dispensing of fountain beverages. The Company believes that bulk CO2 technology will eventually displace most high pressure cylinders in the beverage CO2 market and, therefore, the bulk CO2 industry presents substantial opportunity for growth. Major restaurant and convenience store chains continue to adopt this new technology and search for qualified suppliers to install and service these systems. Unlike high pressure cylinders, which are typically changed when empty and transported to the supplier's depot for refilling, bulk CO2 systems are permanently installed at the customer's site and are kept charged by filling by the supplier from a specialized bulk CO2 truck on a constant "stay filled" basis. Advantages to users of bulk CO2 systems include enhanced safety, improved beverage quality and product yields, reduced employee handling and cylinder storage requirements, and elimination of system downtime and product waste during cylinder changeovers.

         Many types of businesses compete in the beverage CO2 business, and market share is fragmented. High pressure cylinders and bulk CO2 service are most frequently provided by distributors of industrial gases. These companies generally provide a number of products and services in addition to CO2, and often view bulk CO2 systems as high-service adjuncts to their core business. Industrial gas distributors generally have been reluctant to attempt to convert their cylinder CO2 customers to bulk CO2 systems for several reasons, that include the capital outlays required to purchase the bulk CO2 systems, the idling of high pressure cylinders and associated equipment, and the inefficiencies that would result from splitting their CO2 customer base between two CO2 technologies. Other competitors in the beverage CO2 market include fountain supply companies and distributors of restaurant supplies and groceries, which firms vary greatly in size. There are a number of small companies which specialize in bulk CO2 supply, that operate on a local or regional geographic scope. Many of these suppliers lack the capital necessary to offer bulk CO2 systems to customers on lease, or to purchase additional or replacement specialized bulk CO2 trucks and stationary depots.

         Management believes that demand for bulk CO2 systems will be driven by the safety, product quality and other operating advantages afforded to users by such systems, and the increasing availability and acceptance within the food and beverage industry of bulk CO2 systems. In addition, the Company believes that qualified suppliers of bulk CO2 systems do not presently exist in many regions of the United States.

COMPETITIVE STRATEGY

         The central elements of the Company's competitive strategy are the following:

         Focus on Bulk CO2 Market. Unlike many of its competitors for whom bulk CO2 is a secondary service line, the Company has no material lines of business at present other than the provision of bulk CO2, and does not anticipate diversifying into other product or service lines. All aspects of the Company's operations are guided by its focus on the bulk CO2 business, including its selection of operating equipment, design of delivery routes, location of depots, structure of customer contracts, content of employee training programs and design of management information and accounting systems. By restricting its scope of activities to the bulk CO2 business, and largely avoiding the dilution of management time and Company resources that would be required by other service lines, the Company believes it is able to maximize the level of service it provides to its bulk CO2 customers. The Company also believes that its focus on this product line also helps minimize operating costs through the use of equipment dedicated to bulk CO2 applications and through the high level of product experience held by its employees.

         Company Owned Equipment. The Company generally places a Company owned bulk CO2 system on the customer's premises under a long-term supply contract. This arrangement is often appealing to the customer since the Company bears the initial capital cost of the equipment and installation, with the customer only facing a predictable and modest monthly usage fee. The Company believes that its ability to place its equipment on the customers premises helps create customer loyalty and deter competition.

         Long term Customer Contracts. The Company typically enters into five year bulk CO2 system lease agreements with its customers. Generally, these contracts are classified as one of two types: "budget-plan" service contracts and "rental plus per pound charge" contracts. Pursuant to budget plan contracts, customers pay fixed monthly charges for the lease of a Company owned bulk CO2 system installed on the customer's premises and refills of bulk CO2 according to a predetermined schedule. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. If the maximum annual volume is exceeded, the customer is charged for additional bulk CO2 delivered. Pursuant to rental plus per pound charge contracts, the Company also leases a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. In exchange for a noncancelable monthly charge, the Company installs and rents to its customers a Company owned bulk CO2 system and, through a delivery routing system, services the bulk CO2 system and supplies bulk CO2 to the customer's site on a regular basis. Even with customers that own their own bulk CO2 systems, the Company seeks to arrange for multi-year supply contracts. The Company believes that the use of long-term contracts provides benefits to both itself and its customers. Customers are able to largely eliminate CO2 supply interruptions and the need to operate CO2 equipment themselves, while the contract adds stability to the Company's revenue base and may deter potential competition. After the expiration of the initial term of a contract, the term of the contract continues in effect until either the Company or the customer notifies the other of its desire to terminate. Generally, the Company has been successful contracting with its customers for a new long-term supply contract. To date, the

Company's experience has been that contracts roll-over without a significant portion of contracts expiring without renewal in any one year. The largest number (approximately 38%) of the Company's current contracts with customers expire by their terms in 2000.

         Capture Advantages of Scale and Route Density. In most of its current markets the Company has established itself as the leading or dominant supplier of bulk CO2, and believes it enjoys these cost advantages over its competitors due to the greater density of the Company's route structure; a lower average time and distance travelled between stops, and a lower average cost per delivery. Greater scale may also lead to better vehicle and fixed asset utilization, as well as the ability to spread fixed marketing and administrative costs over a broader revenue base.

         Superior Customer Service. The Company seeks to differentiate itself through its attention to customer service. Each bulk CO2 system serviced by the Company has a label with a toll-free help line for the customer's use. The Company has an advanced dispatch and delivery system, including the ability to communicate by radio with route personnel at all times. The Company responds to service calls on a 24-hour, seven day a week basis, and the experience level of its personnel aids in the resolution of equipment failures or other service interruptions, whether or not caused by the Company's equipment. Recognizing the public visibility of its customers, the Company carefully maintains the appearance of its vehicles and the professional image of its employees.

         Rapid Installation and Diverse Configurations. The bulk CO2 system installed at the customer's site consists of a cryogenic vessel for the storage of liquid CO2 and related valves, regulators and gas lines. The Company operates a fleet of 20 specialized installation vehicles with dedicated installation personnel. A key attribute in marketing the Company's services to multi-unit customers is its ability to rapidly install bulk CO2 systems at customers' locations with minimal disruption. The Company offers systems ranging from 100 to 600 pounds of CO2 capacity. With the recent introduction of the 100 pound capacity system, the range of system sizes now permits the Company to market its services to an even broader range of potential customers.

         Attractive Pricing to Customer. The Company carefully monitors the prices offered in its markets by providers of high pressure CO2 cylinders. Despite the customer-level advantages of bulk CO2 systems over high pressure cylinders, the Company generally prices its services comparably to the price of high pressure cylinders. This has proved an effective inducement to cause customers to convert from cylinders to bulk CO2 systems. When appropriate, the Company will adjust pricing to meet local market conditions in order to build route density.

GROWTH STRATEGY

         The objective of the Company is to become the dominant national supplier of bulk CO2 systems for beverage applications. The Company intends to implement its strategy through (i) internal market development by which it builds route densities necessary to become the lowest cost operator and (ii) a program of strategic acquisitions, by which it will enter a new market area, or through tuck-in acquisitions whereby it consolidates an underpenetrated existing market.

         Internal Market Development. The majority of growth is driven by the conversion of high pressure cylinder CO2 users to bulk CO2 systems. The Company's ability to drive conversion is illustrated by its success in the
Florida market, where it continues to rapidly add new bulk CO2 system installations, even after actively marketing in the state since 1990. The Company's internal growth initiatives consist of marketing multi-system placements to corporate and franchised operations of large restaurant, convenience store and theater chains. The Company's relationships with chain customers in one geographic market frequently help it to establish service with these same chains when the Company expands to new markets. As the Company enters a new market, the Company may seek to establish an initial presence through acquisition. After accessing the chain accounts in a new market, the Company attempts to rapidly build route density by leasing bulk CO2 systems to independent restaurants, convenience stores and theaters.

         The Company believes that optimal route density is achieved at approximately 350 accounts per bulk CO2 truck, and the Company typically employs targeted sales efforts to build density within an existing route. The Company maintains a "hub and spoke" route structure and establishes additional stationary bulk CO2 depots as a service area expands through geographic growth. The Company's route density and market share is highest in Florida, and is less developed in the other nine southern states and the New York metropolitan area where the Company presently has operations. The Company's entry to these states was accomplished largely by recent acquisitions of businesses with more thinly developed route networks than are typical for the Company. The

Company expects to benefit from route efficiencies and other economies of scale as it builds its customer base in these states through more intensive internal marketing initiatives.

         Strategic Acquisitions. It has been the Company's experience that acquisition opportunities on satisfactory terms have been regularly available. The Company estimates that there are more than 100 distributors throughout the United States that service between 250 and 750 bulk CO2 accounts and more than 10 distributors that each service between 1,000 and 6,000 accounts, many of which may represent attractive acquisition candidates for the Company. The Company has generally been able to acquire smaller distributors at prices near their asset value. Since this cost per system is similar to the Company's internal installation costs, these acquisitions represent an economic means of acquiring accounts. The Company's strategy is to target tuck-in operations that can be easily integrated into established routes. These transactions typically involve the purchase of installed bulk CO2 systems, equipment and customer lists and require little additional administrative expense to operate. With these acquisitions, all administrative functions such as billing, dispatching and accounting are moved to the Company's headquarters in Stuart, Florida.

         As the Company enters a new market, or consolidates an existing market, incumbent bulk CO2 distributors may be willing to be acquired on satisfactory terms for the following reasons: (i) distributors realize that successful competition with the Company will be difficult if the Company has already achieved greater route density; (ii) a distributor's primary business often is distribution of other industrial gases and welding supplies, with bulk CO2 not representing a key service, and a reasonable offer to purchase a non-core business is often appealing; (iii) because of the operating efficiencies the Company brings to the accounts serviced, the accounts have more value for the Company than for the seller; (iv) a distributor may have little opportunity for growth because of its inability to access capital; and (v) there are few other credible buyers competing with the Company.

         Additional Bulk CO2 Uses. CO2 has recently been introduced as a safe and cost efficient alternative to the use of hazardous acids to control the pH balance in swimming pools. As with the beverage market, bulk CO2 systems are often advantageous compared to high pressure cylinders in maintaining a safe, uninterrupted CO2 supply. As of August 31, 1996, the Company had approximately 450 bulk CO2 systems placed in swimming pools in Florida. These customers have been integrated into the Company's existing delivery route network.

MARKETING AND CUSTOMERS

         The Company markets its bulk CO2 systems primarily to large customers such as restaurant and convenience store chains, movie theater operators and theme parks. The Company's customers include most of the major national and regional chains with units in the southeastern United States. With respect to these large chains, the Company generally approaches their regional corporate office for approval to become the exclusive supplier of bulk CO2 within a designated territory. The Company then directs its marketing efforts to the managers or owners of the individual or franchised operating units. Whereas the large chains offer immediate penetration on a regional basis, the small operators are important accounts because they provide geographic density which optimizes delivery efficiency and reduces cost. The recent introduction of smaller bulk CO2 systems (100 pound capacity vessels), which the Company helped develop, allows the Company to penetrate the market for lower volume users of CO2 such as mall-based food courts, small restaurants and mass-market retailers.

         As of August 31, 1996, the Company distributed bulk CO2 to over 17,400 customers, none of which accounted for more than 5% of the Company's fiscal 1996 net sales. The Company has negotiated multi-system placements or CO2 supply contracts with numerous customers, including McDonald's, Pizza Hut, Kentucky
Fried Chicken, Burger King, Wendy's, Hardees, Subway, Shoney's, Chili's, 7-Eleven, Circle K, EZ Serve, Carmike Cinemas, AMC Theaters, Universal Studios, Walt Disney World and Joe Robbie Stadium. The Company's relationships with chain customers in one geographic market frequently help it establish service with these same chains when the Company expands to new markets. After accessing the chain accounts in a new market, the Company attempts to rapidly build route density by leasing bulk CO2 systems to independent restaurants, convenience stores and theaters.

         The Company also supplies high pressure gases in cylinder form, including CO2, helium and nitrogen. The Company estimates that it currently services approximately 550 high pressure CO2 customers, most of whom were either customers of acquired companies or are low volume users for which it is not economical to convert to bulk CO2 systems. However, with the introduction of 100 pound capacity bulk CO2 systems, the Company anticipates that many low volume users will convert from high pressure cylinders. Helium and nitrogen are mostly supplied to existing bulk customers in connection with filling balloons and dispensing beer, respectively.

OPERATIONS

         As of August 31, 1996, the Company operated 25 liquid CO2 service and supply depots located throughout its service area from which it operates 51 specialized bulk CO2 trucks, 20 installation and service vehicles and one high pressure cylinder delivery truck. Each specialized bulk CO2 truck covers up to 350 accounts, depending on market density, refilling customer systems on a regular schedule. All delivery quantities are measured by flow meters installed on the Company's tank trucks. Service and supply depots are equipped with large storage tanks (up to 40 tons) which receive liquefied CO2 from large capacity tanker trucks and from which the Company's bulk CO2 trucks refill for delivery to customers. In most cases, the tank is accessible from the outside of the establishment. This information is then loaded onto the Company's centralized billing system, which is maintained on an IBM AS/400 computer.

         The Company has a record of timely bill collections, with accounts receivable historically averaging approximately 30 days of sales. The Company attributes its successful collection history to several factors: (i) the Company generates invoices immediately after delivery; (ii) since fountain soda is generally a highly profitable item, customers are less likely to risk their CO2 supply by not paying their bills; (iii) the Company performs continuous proprietary account monitoring and may interrupt service to those customers that are behind on their accounts; and (iv) the use of a locking device on the fill port prevents customers from receiving bulk CO2 from other sources while bills to the Company remain unpaid.

         All dispatch and billing functions are conducted from the Company's corporate headquarters, with route drivers, installers and service personnel operating from the Company's depots.

BULK CO2 SUPPLY

         Bulk CO2 is a readily available commodity product which is processed and sold by various sources. The Company purchases bulk CO2 from several suppliers and often qualifies for volume discounts. The Company is currently purchasing bulk CO2 from both Carbonic Industries Corporation and Liquid Carbonics (a subsidiary of CBI Industries).

BULK CO2 SYSTEMS

         The Company purchases new bulk CO2 systems from Minnesota Valley Engineering, Inc. and Taylor-Wharton Cryogenics (a division of Harsco
Corporation), the two major manufacturers of such equipment. The Company believes that it has been the largest single purchaser of bulk CO2 systems from the two principal manufacturers of such systems. The Company purchases vessels in five sizes (100, 250, 300, 400 or 600 lbs.) depending on the CO2 needs of its customers. The Company's vessels are vacuum insulated containers with extremely high insulation characteristics allowing the storage of CO2, in its liquid form, at very low temperatures. The vessels operate under low pressure, are fully automatic and require no electricity. The service life of the Company's vessels, based upon manufacturers' estimates, is expected to exceed 20 years with minimal maintenance.

         The Company's in-house service department coordinates all installations and repairs of equipment. In addition to the normal single unit bulk CO2 system installation, the Company has performed many complex multi-unit installations in stadiums (e.g., Pro Players Stadium and Miami Arena) and amusement parks (e.g. Universal Studios). These installations involve erecting custom-designed piping systems to link bulk CO2 systems situated in remote locations. The Company's strong technical capabilities represent an important competitive advantage and have often resulted in the equipment manufacturers consulting with the Company on product modifications.

TRADEMARKS

         "NuCo2(R)" is a registered trademark of the Company. The Company markets its services utilizing the "NuCo2(R)" trademark.

REGULATORY MATTERS

         The business of the Company is subject to federal and state laws and regulations adopted for the protection of the environment, the health and safety of employees and users of the Company's products. The transportation of bulk CO2 is subject to regulation by various federal, state and local agencies, including the U.S. Department of Transportation. These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing services. In addition, the Company voluntarily complies with applicable safety standards. Management believes that the Company is in compliance with all such laws, regulations and standards currently in effect and that the cost of compliance with such laws, regulations and standards has not and will not have a material adverse effect on the Company.

COMPETITION

         The Company competes with other distributors of bulk CO2 and high pressure CO2, including several regional industrial gas distributors, numerous small independent operators and distributors of restaurant supplies and groceries. Bulk CO2 systems typically are serviced by industrial and welding supply companies, specialty gas distributors and fountain supply companies. These suppliers range widely in size. Some of the Company's competitors have significantly greater financial, technical or marketing resources than the Company. The Company believes that its ability to compete depends on a number of factors, including price, product quality, availability and reliability, credit terms, name recognition, delivery time and post-sale service and support.

EMPLOYEES

         At June 30, 1996 the Company had 148 full-time employees, of whom 52 were involved in an executive, marketing or administrative capacity, 69 of whom were route drivers and 27 of whom were in service/installation functions. None of the Company's employees is covered by a collective bargaining agreement or is a member of a union. The Company considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         On September 12, 1996, the Company moved into new headquarters located in a 22,000 square foot facility in Stuart, Florida. This facility accommodates corporate, administrative, marketing, sales and warehouse space. The lease expires March 31, 2001 with a fixed annual rent of $167,215. As of August 31, 1996, the Company also leased liquid CO2 service and supply depots at the following 25 locations: Florida (Stuart, Miami, Ft. Myers, Jacksonville, Tallahassee, Orlando and Tampa); Georgia (Atlanta, Savannah and Macon); Alabama (Birmingham and Mobile); Louisiana (New Orleans, Shreveport and Lake Charles); Mississippi (Jackson); North Carolina (Charlotte and Raleigh-Durham); South Carolina (Florence); Arkansas (Little Rock); Tennessee (Chattanooga); New York (Melville and Pelham); Ohio (Dayton) and West Virginia (Charleston). The properties on which such facilities are located are leased from third parties (other than the Stuart and Ft. Myers, Florida service and supply depots) on terms consistent with market rentals prevailing in the location's area. The Company believes that its other existing facilities are adequate for its current needs and that additional facilities in its service area are available to meet future needs.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material threatened or pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock commenced trading on the Nasdaq National Market under the symbol "NUCO" on December 19, 1995.

         The following table sets forth, for the periods indicated, the highest and lowest bid quotations for the Common Stock, as reported by the Nasdaq National Market. The prices reported reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

CALENDAR 1995                                             HIGH             LOW
                                                          ----             ---
Fourth Quarter (from December 19, 1995)..............    12-3/4           $9-1/2

CALENDAR 1996

First Quarter........................................    17-1/4           12-1/4

Second Quarter.......................................    34               17


         At June 30, 1996, there were approximately 160 holders of record of the Company's Common Stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

         The Company has not paid any cash dividends on the Common Stock since its inception and the Board of Directors does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future. The Company currently intends to utilize any earnings it may achieve for the development of its business and working capital purposes. In addition, the payment of cash dividends on the Common Stock is restricted by financial covenants in the Company's credit facility.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, the Company's expansion into new markets, competition, technological advances and availability of managerial personnel.

OVERVIEW

         At June 30, 1996 the Company leased 12,884 bulk CO2 systems to its customers, principally pursuant to five year noncancelable lease contracts. These customers include restaurants, convenience stores, theaters, taverns and other businesses which dispense carbonated beverages. Generally, these contracts are classified as one of two types: "budget-plan" service contracts and "rental plus per pound charge" contracts. Pursuant to budget plan contracts, customers pay a fixed monthly charge for the lease of a Company owned bulk CO2 system installed on the customer's premises and refills of bulk CO2 according to a predetermined schedule. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. If the maximum annual volume is exceeded, the customer is charged for additional bulk CO2 delivered. Pursuant to rental plus per pound charge contracts, the Company also leases a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. The Company's contracts generally provide for price increases based upon increases in the consumer price index.

         The Company provides some services besides those offered under the above two types of contracts. As of June 30, 1996, the Company provided "fill only" service to approximately 2,900 customers, 85% of which were previously serviced by acquired businesses.

         As of June 30, 1996, approximately 5,600 of the Company's 15,762 customers were billed on a per pound basis which varies with the quantity of bulk CO2 delivered. These customers will tend to consume less CO2 in the winter months, and this may cause the Company's revenues and earnings for its fiscal quarters ending in December and March to be relatively lower than for its other quarters. As of June 30, 1996, approximately 10,100 of the Company's 15,762 customers were billed at a flat monthly rate which generally does not vary throughout the year.

         The Company's installed base of bulk CO2 systems has increased through internally generated new customers and through acquisitions. As route density increases, route profitability increases as the fixed costs associated with the route are spread over a larger revenue base. Since the Company's inception in February 1990 to June 30, 1996, 8,540 Company owned bulk CO2 systems have been installed and 7,222 customer accounts have been acquired through 11 acquisitions. Approximately 3,100 of these customer accounts resulted from the acquisition of Bevtech in June 1995. The Company believes that reduced interest expense as a result of the repayment of debt from the net proceeds of the Company's sale of 2,022,576 shares of Common Stock in the Company's initial public offering in December 1995 (the "IPO"), combined with economies of scale resulting from internal growth and acquisitions, should lead to the profitability of the Company on an annual basis.

         The Company intends to continue to grow through a combination of internal growth and acquisitions. The Company requires significant capital to purchase and install bulk CO2 systems at customers' locations and to grow the network of service and supply depots and specialized CO2 delivery vehicles required to service these installations. Once installed, however, there are minimal additional capital requirements for bulk CO2 systems in service, and the Company has generally experienced significant positive cash flows on a per-unit basis. These cash flows stem from per-unit operating income combined with per-unit non-cash charges for depreciation and amortization. The Company believes its current installed base of bulk CO2 systems is stable, partly due to the existence of long-term contracts with its customers. In fiscal 1995 and fiscal 1996, less than 5% of Company owned bulk CO2 systems experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned for use with other customers, or left in place when prospects for a new restaurant in the same location are deemed favorable.


GENERAL

         Under the budget plan, the Company's net sales consist of charges to customers for the use of Company owned bulk CO2 systems and a predetermined quantity of liquid CO2. On customer invoices, the Company does not separate charges for equipment use from charges for liquid CO2 delivered; customers are presented with a single amount payable. Customers are invoiced monthly in advance of services rendered. For customers on rental plus per pound charge contracts, invoices are broken down into the two respective services, with the charge for liquid CO2 supply varying with the amount delivered. The Company's net sales also include revenues received from customers to which it supplies only CO2 refill services, based on the amount delivered.

         Cost of products sold is comprised of purchased CO2 and labor, vehicle and depot costs associated with the Company's storage and delivery of bulk CO2 to customers. Selling, general and administrative expenses consist of salaries, dispatch and communications costs, and expenses associated with marketing, administration, accounting and employee training. Consistent with the capital intensive character of its business, the Company incurs significant depreciation and amortization expenses. These stem from the depreciation of Company owned bulk CO2 systems; amortization of bulk system installation costs; amortization of direct lease origination costs, such as sales commissions, legal fees and contract documentation costs; and amortization of goodwill, deferred financing costs and other intangible assets.

         With respect to bulk CO2 systems, the Company only capitalizes costs that are associated with specific successful placements of such systems with customers under noncancelable contracts and which would not be incurred by the Company but for a successful placement. All other service, marketing and administrative costs are expensed as incurred. Capitalized components parts and direct costs associated with installation of bulk CO2 equipment leased to customers was approximately $1.8 million and $3.2 million at the end of fiscal 1995 and fiscal 1996, respectively. Amortization expense related to capitalized component parts and direct costs associated with installation was approximately $306,000 and $406,000 for fiscal 1995 and fiscal 1996, respectively.

         The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the NationsBank Facility utilizes EBITDA for its formal calculation of financial leverage, affecting the amount of funds available to the Company for borrowing under such credit facility. EBITDA represents operating income plus depreciation and amortization. Information regarding EBITDA is presented because of its use by certain investors as one measure of a corporation's ability to generate cash flow. EBITDA should not be considered an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of a corporation's operating performance. EBITDA excludes significant costs of doing business and should not be considered in isolation from GAAP measures.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship which the various items bear to net sales:

                                                               Year Ended
                                                                JUNE 30,
                                                            1995         1996
                                                           -----        -----
Income Statement Data:
Net sales                                                  100.0%       100.0%
Cost of products sold                                       41.3         43.3
Selling, general and administrative expenses                23.9         25.6
Depreciation and amortization                               22.7         20.2
                                                           -----        -----
Operating income                                            12.1         10.9
Interest expense, net                                       20.9         10.5
                                                           -----        -----
Income (loss) before extraordinary item                     (8.8)%         .4%
Extraordinary item                                           --          (7.2)
                                                           -----        -----
Net loss                                                    (8.8)%       (6.8%)
Other Data:
   EBITDA                                                   34.8%        31.1%
                                                           =====        =====

         Net sales increased $5.9 million, or 97.4%, from $6.1 million in fiscal 1995 to $12.0 million in fiscal 1996. This increase resulted primarily from internal growth in the number of Company owned bulk CO2 systems in service. At June 30, 1996 there were 12,884 Company owned systems in service, an increase of 4,917 over the 7,967 in service at the end of fiscal 1995. Of such increase, 1,580 resulted from acquisitions of businesses completed during fiscal 1996 and the remaining 3,337 resulted from internal marketing efforts. Approximately 65% of the acquired systems were obtained through the acquisition of the bulk CO2 operations in New York, New Jersey and Connecticut of The Coca-Cola Bottling Company of New York, Inc. on May 15, 1996 and, therefore, only contributed to net sales for six weeks of fiscal 1996. Increases in net sales due to price increases were insignificant.

         Cost of products sold increased by $2.7 million from $2.5 million in fiscal 1995 to $5.2 million in fiscal 1996, and increased as a percentage of net sales from 41.3% to 43.3%. This increase was attributable to the expansion of the Company into new territories. The number of depots operated by the Company at June 30, 1996 increased to 24, compared to 15 at the end of fiscal 1995.

         Selling, general and administrative expenses increased by $1.6 million from $1.4 million in fiscal 1995 to $3.1 million in fiscal 1996, and increased as a percentage of net sales from 23.9% to 25.6%. The dollar increase was attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. At June 30, 1995 the Company had operations in seven southeastern states and at the end of fiscal 1996, the Company had operations in 18 states.

         Depreciation and amortization increased by $1.0 million from $1.4 million in fiscal 1995 to $2.4 million in fiscal 1996. As a percentage of net sales, such expense decreased from 22.7% in fiscal 1995 to 20.2% in fiscal 1996. Depreciation expense increased by $757,000 from $852,000 in fiscal 1995 to $1.6 million in fiscal 1996 principally due to the increase in bulk CO2 systems leased to customers. Expressed as a percentage of net sales, depreciation
expense   decreased  from  14.0%  in  fiscal  1995  to  13.4%  in  fiscal  1996.
Amortization expense increased by $281,000 from $528,000 in fiscal 1995 to $808,000 in fiscal 1996 primarily due to the amortization of goodwill and customer lists created from the Bevtech acquisition in June 1995. As a percentage of net sales, amortization expense decreased from 8.7% in fiscal 1995 to 6.8% in fiscal 1996. The Company incurred fees and expenses of $403,000 in connection with new financings concluded in fiscal 1996.

         Net interest expense decreased $6,334 in fiscal 1996 from $1.3 million in fiscal 1995. This decrease is attributable to the repayment of debt from the proceeds of the IPO in December 1995. Net interest expense increased by $426,000 for the six months ended December 31, 1995 as compared to the same period in 1994; however, net interest expense decreased by $432,000 for the six months ended June 30, 1996 as compared to the same period in 1995.

         During  fiscal  1996,  the  Company  wrote-off   $785,000  of  deferred
financing costs and incurred $75,000 in prepayment penalties related to debt which was repaid with the proceeds of the IPO.

         For the reasons described above, the Company's net loss increased from $533,000 in fiscal 1995 to $813,000 in fiscal 1996; however, net income before extraordinary item in fiscal 1996 was $46,822. The Company has made no provision for income tax expense in either fiscal 1995 or fiscal 1996 due to its net losses. At June 30, 1996 the Company had net operating loss carryforwards for federal income tax purposes of $7.9 million, which are available to offset future federal taxable income through 2011.

         For the reasons described above, EBITDA increased from $2.1 million in fiscal 1995 to $3.7 million in fiscal 1996, but decreased as a percentage of net sales from 34.8% to 31.1%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of principal and interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. As of June 30, 1996, the Company anticipated making cash capital expenditures of approximately $12.0 million to $15.0 million during fiscal 1997, primarily for purchases of bulk C02 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, the Company continually reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

         Prior to the IPO, the Company's primary sources of liquidity were borrowings under its then existing credit facility with its secured lender which was repaid and terminated upon consummation of the IPO; equity and debt capital obtained from various venture capital funds and individuals, including parties that sold businesses to the Company; and cash flows from operations.

         Prior to the IPO, the Company had outstanding approximately $2.9 million in principal amount of Senior Subordinated Notes, a portion of which was convertible at the option of the holders thereof into Common Stock. The holders of the Senior Subordinated Notes converted, effective upon the closing of the IPO, approximately $407,000 of the principal amount of the Senior Subordinated Notes into an aggregate of 805,209 shares of Common Stock. The Company repaid the remaining principal of the Senior Subordinated Notes and accrued interest thereon with a portion of the net proceeds of the IPO. The Company also had outstanding 485 shares of Series A Preferred Stock, 500 shares of Series B Preferred Stock, 500 shares of Series C Preferred Stock and 1,500 shares of Series D Preferred Stock. Effective upon closing of the IPO, (i) the Company redeemed with a portion of the net proceeds of the IPO all of the outstanding Series A Preferred Stock and Series B Preferred Stock for an aggregate of $485,500 plus approximately $243,000 of accrued dividends and (ii) all of the outstanding Series C Preferred Stock and Series D Preferred Stock automatically converted into an aggregate of 455,430 shares of Common Stock. The Company used a portion of the net proceeds of the IPO to pay accrued dividends of approximately $118,000 on the Series C Preferred Stock and Series D Preferred Stock. In addition, the holders of warrants to purchase an aggregate of 118,167 shares of Common Stock exercised such warrants effective upon the closing of the IPO.

         The Company's capital resources include cash flows from operations; the net proceeds from the Company's sale of 1,761,165 shares of Common Stock in the Company's secondary public offering in June 1996 (the "Secondary Offering"); and available borrowing capacity under the Company's credit facility with NationsBank of Florida, N.A. (the "NationsBank Facility"). The Company has available under the NationsBank Facility an aggregate of $30.0 million, including a $6.0 million term loan that was used, together with a portion of the net proceeds of the IPO, to refinance the outstanding balance of existing indebtedness under its prior credit facility; a $13.0 million "tank revolver" to finance the purchase and installation of new bulk CO2 service systems; a $10.0 million acquisition revolver to finance the purchase of bulk CO2 service businesses; and a $1.0 million line of credit for general working capital needs. All portions of the NationsBank Facility require full repayment of all outstanding principal and interest on November 30, 1998, the maturity date of the NationsBank Facility. The Company believes that cash from operating activities, the net proceeds from the Secondary Offering and available borrowings under the NationsBank Facility will be sufficient to fund proposed operations for at least the next 12 months at its current rate of growth. The NationsBank Facility is secured by substantially all the assets of the Company. The Company is required to meet certain financial covenants under the NationsBank Facility, and may not access borrowings which would cause its total debt to exceed 3.25 times EBITDA.

         As of June 30, 1996, the Company's total outstanding borrowings aggregated $10.8 million, as compared to $17.4 million as of June 30, 1995. As of June 30,1996, borrowings under the term portion of the NationsBank Facility aggregated $10.2 million with interest ranging from 8.19% to at 8.51% per annum, as compared to 2.5% over the prime rate on pre-existing bank debt.

         In January 1996, the Company repaid approximately $2.3 million of indebtedness incurred in connection with the acquisition of Bevtech in June 1995.

         Working Capital. At June 30, 1995 the Company had a working capital deficit of $3.5 million. At June 30, 1996, the Company had working capital of $40.7 million.

         Cash Flows from Operating Activities. During fiscal 1995 and fiscal 1996, net cash provided by operating activities was $1.4 million and $1.8 million respectively. Cash flows from operating activities increased by $397,000 for the fiscal year ended June 30, 1996 compared to the same period in 1995 primarily due to the net income before extraordinary item, an increase in depreciation and amortization and an increase in accounts payable.

         Cash Flows from Investing Activities. During fiscal 1995 and fiscal 1996, the Company made net capital expenditures of $3.5 million and $9.4 million, respectively, primarily for new bulk CO2 systems and associated installation and direct placement costs. During the year ended June 30, 1996, the Company also made four acquisitions with a combined purchase price of $4.3 million.

         Cash Flows from Financing Activities. During fiscal 1995 and fiscal 1996, cash flows from financing activities were $2.5 million and $50.0 million, respectively. For the year ended June 30, 1996, cash flows from financing activities are primarily from the issuance of Common Stock in connection with the IPO and the Secondary Offering less the repayment of long-term debt, redemption of Preferred Stock and additional borrowings used to finance the placement of bulk C02 systems into service.

         The Company believes that cash from operating activities, and the net proceeds from the Secondary Offering and available borrowings under the NationsBank Facility will be sufficient to fund proposed operations for at least the next 12 months at its current rate of growth.

INFLATION

         The modest levels of inflation in the general economy since the Company began business in 1990 have not affected its results of operations. Additionally, the Company's contracts with its customers contain an annual lease rate adjustment clause based on any increases in the consumer price index. The Company believes that inflation will not have a material adverse effect on its future results of operations.

ITEM 7.  FINANCIAL STATEMENTS.

         [See page F-1.]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 2, 1996, the Audit Committee of the Board of Directors of the Company dismissed KPMG Peat Marwick LLP ("KPMG") as independent accountants to the Company and appointed Cooper, Selvin & Strassberg LLP as the new independent accountants to the Company. KPMG's accountant's report on the financial statements of the Registrant for the fiscal year ended June 30, 1995 (the period for which KPMG was engaged as independent accountants) did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

         The information required by Items 9, 10, 11 and 12 of this Part III is incorporated by reference to the definitive proxy statement to be filed by the Company no later than October 28, 1996 pursuant to Regulation 14A.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

**3.1    --       Amended and Restated Articles of Incorporation of the Company.

**3.2    --       Bylaws of the Company.

**10.1   --       1995 Stock Option Plan.

**10.2   --       Directors' Stock Option Plan.

**10.3   --       Noncompetition  Agreement  between  the  Company and Joseph M.
                  Criscuolo, dated November 30, 1995.

**10.4   --       Noncompetition  Agreement  between  the  Company and Edward M.
                  Sellian, dated November 30, 1995.

**10.5   --       Asset Purchase Agreement among the Company,  Bevtech, Inc., E.
                  Reid  Hunter,  Edward  M.  Sellian  and Suzan  Sellian,  dated
                  November 30, 1995.

**10.6   --       Lease  for 2528  North  Tamiami  Trail,  Ft.  Myers,  Florida,
                  between the Company and Edward M. Sellian.

**10.7   --       Lease  for  storage  facility,  Ault  Road,  Stuart,  Florida, between the Company and Edward M. Sellian.

**10.8   --       Airplane  lease dated  March 30, 1995  between the Company and
                  Suzan Charters, Inc.

**10.9   --       IBM AS/400  computer  lease  dated  April 1, 1994  between the
                  Company and EMS Bandit Inc.

**10.10  --       Form of  Indemnification  Agreement  between  the  Company and directors and officers of the Registrant.

**10.11  --       Lease for 2800 Southeast Market Place, Stuart, Florida between the Company and Edward M. Sellian.

**10.12  --       Asset  Purchase  Agreement  between  the  Registrant  and  The
                  Coca-Cola  Bottling Company of New York, Inc., dated April 18,
                  1996.

**10.13  --       Amendment  No.  1 to  Asset  Purchase  Agreement  between  the
                  Registrant  and The Coca- Cola  Bottling  Company of New York,
                  Inc., dated May 15, 1996.

*11.1    --       Statement re: computation of per share earnings.

**16     --       Letter of Cooper Selvin & Strassberg dated December 11, 1995.

*23.1    --       Consent   of   Cooper,   Selvin  &   Strassberg   LLP  to  the
                  incorporation  by reference to the  Registrant's  Registration
                  Statement on Form S-8 (No. 333-06705) of the independent auditors' report included herein.

*23.2    --       Consent  of KPMG  Peat  Marwick  LLP to the  incorporation  by reference to the Registrant's  Registration  Statement on Form
                  S-8 (No. 333-06705) of the independent auditors' report included herein.

*27      --       Financial Data Schedule.

- ---------------------------
*        Included herein.
** Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on November 7, 1995 (Commission File No. 33-99078), as amended.
*** Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on June 7, 1996 (Commission File No. 333-3352).


         (b)      REPORTS ON FORM 8-K

         No reports were filed on Form 8-K in the quarter ended June 30, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NUCO2 INC.

Dated:  September 27, 1996                       S/S EDWARD M. SELLIAN
                                                 -------------------------------
                                                 Edward M. Sellian,
                                                 Chairman of the Board and Chief
                                                 Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 SIGNATURE                                  TITLE                              DATE
                 ---------                                  -----                              ----
/S/ EDWARD M. SELLIAN                    Chairman of the Board and Chief                September 27 , 1996
- -------------------------------          Executive Officer
             Edward M. Sellian


/S/ JOSEPH M. CRISCUOLO                  President, Chief Operating Officer and         September 27 , 1996
- -------------------------------          Director
            Joseph M. Criscuolo


/S/ ROBERT L. FROME                      Director                                       September 27 , 1996
- -------------------------------
              Robert L. Frome


/S/ JOHN J. O'NEIL                       Director                                       September 27 , 1996
- -------------------------------
              John J. O'Neil


/S/ EDWARD F. O'REILLY                   Director                                       September 27 , 1996
- -------------------------------
            Edward F. O'Reilly


/S/ WILLIAM B. PORTER                    Director                                       September 27 , 1996
- -------------------------------
             William B. Porter


/S/ JEAN HOUGHTON                        Acting Chief Financial Officer                 September 27 , 1996
- -------------------------------
               Jean Houghton

                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE NO.
                                                                        --------

                                   NUCO2 INC.

REPORTS OF INDEPENDENT ACCOUNTANTS.....................................................    F-2

FINANCIAL STATEMENTS:

   BALANCE SHEETS AS OF JUNE 30, 1995 AND 1996.........................................    F-4

   STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 1995 AND 1996..........    F-5

   STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED JUNE 30,
       1995 AND 1996...................................................................    F-6

   STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JUNE 30, 1995 AND 1996..........    F-7

NOTES TO FINANCIAL STATEMENTS..........................................................    F-9

                          Independent Auditors' Report


The Board of Directors
NuCo2 Inc.

We have audited the accompanying balance sheet NuCo2 Inc. as of June 30, 1995, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuCo2 Inc. as of June 30, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP

West Palm Beach, Florida
October 6, 1995

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
NuCo2 Inc.
Stuart, Florida

We have audited the accompanying balance sheet of NuCo2 Inc. as of June 30, 1996, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuCo2 Inc. as of June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                 COOPER, SELVIN & STRASSBERG LLP


Great Neck, New York
August 23, 1996

                                   NuCo2 INC.
                                 BALANCE SHEETS

                                     ASSETS
                                    (NOTE 6)

                                                                                              JUNE 30,
                                                                                            ------------
                                                                                       1995                1996
                                                                                   -----------         -----------
Current assets:
   Cash and cash equivalents                                                      $    561,778       $  43,000,676
   Trade accounts receivable; net of allowance for doubtful
       accounts of $77,132 and $210,629, respectively                                  701,918           1,385,642
   Inventories                                                                          40,984              52,425
   Prepaid expenses and other current assets                                            28,580             384,948
                                                                                   -----------         -----------
         Total current assets                                                        1,333,260          44,823,691
                                                                                   -----------         -----------

Property and equipment, net (Note 4)                                                15,079,948          24,392,692
                                                                                   -----------         -----------

Other assets:
   Goodwill, net                                                                     2,398,987           3,064,877
   Deferred charges, net                                                               758,958             389,343
   Customer lists, net                                                                 955,929             873,512
   Restrictive covenants, net                                                          174,167             114,167
   Deferred lease acquisition costs, net                                               419,737             714,040
   Deposits                                                                             21,999             260,363
                                                                                   -----------         -----------
                                                                                     4,729,777           5,416,302
                                                                                   -----------         -----------

                                                                                  $ 21,142,985        $ 74,632,685
                                                                                   ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt (Note 6)                                  $  2,299,159       $   1,358,447
   Accounts payable                                                                  1,948,001           2,226,795
   Accrued expenses                                                                    601,085             497,975
   Other current liabilities                                                            34,465              73,529
                                                                                   -----------         -----------
       Total current liabilities                                                     4,882,710           4,156,746

Long-term debt, excluding current maturities (Note 6)                               15,091,550           9,485,994
Customer deposits                                                                      119,271             305,535
Deferred interest payable                                                              306,535                -
                                                                                   -----------         -----------
         Total Liabilities                                                          20,400,066          13,948,275
                                                                                   -----------         -----------

Shareholders' equity (Note 7):
   Series A cumulative  deferred  preferred  stock;  $1,000 stated value;  1,000 shares authorized; issued and outstanding 485 shares at
       June 30, 1995 and 0 shares at June 30, 1996                                     485,000                -
   Series B preferred stock; $1,000 stated value; 1,000 shares authorized;
       issued and outstanding 500 shares at June 30, 1995 and 0 shares at
       June 30, 1996                                                                   500,000                -
   Series C convertible preferred stock; $1,000 stated value; 500 shares authorized; issued and outstanding 500 shares at June 30, 1995 and
       0 shares at June 30, 1996                                                       500,000                -
   Series D convertible preferred stock; $1,000 stated value; 1,500 shares authorized; issued and outstanding 1,500 shares at June 30, 1995 and
       0 shares at June 30, 1996                                                     1,500,000                -
   Common stock; par value $.001 per share; 20,000,000 shares authorized;
       issued and outstanding 1,932,953 shares at June 30, 1995 and 7,129,467
       shares at June 30, 1996                                                           1,933               7,129
   Additional paid-in capital                                                            9,317          63,743,312
   Accumulated deficit                                                              (2,253,331)         (3,066,031)
                                                                                   -----------         -----------
         Total shareholders' equity                                                    742,919          60,684,410
Commitments and contingencies
                                                                                  $ 21,142,985        $ 74,632,685
                                                                                   ===========         ===========

See accompanying notes to financial statements.

                                   NuCo 2 INC.
                            STATEMENTS OF OPERATIONS

                                                                                          YEARS ENDED JUNE 30,
                                                                                          --------------------
                                                                                       1995                1996
                                                                                   -----------         -----------

Net sales                                                                         $  6,061,911         $11,965,999
                                                                                   -----------         -----------

Costs and expenses:
   Cost of products sold                                                             2,503,159           5,177,320
   Selling, general and administrative expenses                                      1,447,503           3,066,381
   Depreciation and amortization                                                     1,379,592           2,417,492
                                                                                   -----------         -----------
                                                                                     5,330,254          10,661,193
                                                                                   -----------         -----------

         Operating income                                                              731,657           1,304,806
Other expenses:
   Interest expense, net                                                             1,264,318           1,257,984
                                                                                   -----------         -----------

         Income (loss) before extraordinary item                                      (532,661)             46,822
                                                                                   -----------         -----------

Extraordinary item - loss on extinguishment of debt                                        -               859,522
                                                                                   -----------         -----------

         Net loss                                                                 $   (532,661)       $   (812,700)
                                                                                  ============         ===========

         Dividends on Preferred Stock                                             $   (108,900)       $   (110,917)
                                                                                  ============         ===========

         Net loss attributable to common stockholders                             $   (641,561)       $   (923,617)
                                                                                  ============         ===========

Loss per common share (Note 1)

         Loss before extraordinary item                                           $      (0.17)       $      (0.01)

         Extraordinary item (Note 6)                                                      -                  (0.18)
                                                                                   -----------         -----------

         Net loss                                                                 $      (0.17)       $      (0.19)
                                                                                  ============         ===========

         Weighted average number of common and common
           equivalent shares outstanding                                             3,379,493           4,677,900
                                                                                  ============         ===========

See accompanying notes to financial statements.

                                   NuCo2 INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                          Preferred Stock
                                          ---------------------------------------------------------------------------------
                                              SERIES A             SERIES B              SERIES C              SERIES D
                                              --------             --------              --------              --------
                                          SHARES    AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES   AMOUNT
                                          ------    ------     ------     ------     ------     ------     ------   ------
Balance, June 30, 1994                     485    $ 485,000      500   $ 500,000     -            -         -            -
Issuance of Series C convertible
   preferred stock                        -            -        -           -         500      500,000      -            -
Issuance of Series D convertible
   preferred stock                        -            -        -           -        -            -        1,500    1,500,000
Net loss                                  -            -        -           -        -            -         -             -
                                         ------     -------    ------    -------    ------     -------    ------    ---------
Balance, June 30, 1995                     485      485,000      500     500,000      500      500,000     1,500    1,500,000
Redemption of Series A                    (485)    (485,000)    -           -        -            -         -            -
Redemption of Series B                    -            -        (500)   (500,000)    -            -         -            -
Conversion of Series C                    -            -        -           -        (500)    (500,000)     -            -
Conversion of Series D                    -            -        -           -        -            -       (1,500)  (1,500,000)
Conversion of Subordinated Debt
   and exercise of warrants and
   options                                -            -        -           -        -            -         -            -
Issuance of 2,022,576 shares of com-
   mon stock - Initial Public Offering    -            -        -           -        -            -         -            -
Issuance of 1,761,165 shares of com-
   mon stock - secondary offering         -            -        -           -        -            -         -            -
Net loss                                  -            -        -           -        -            -         -            -
Dividends declared on
   Preferred Stock                        -            -        -           -        -            -         -            -
                                         ------     -------    ------    -------    ------     -------    ------    ---------

Balance, June 30, 1996                    -            -        -           -        -            -         -            -
                                         ------     -------    ------    -------    ------     -------    ------    ---------

                                               COMMON STOCK         Additional                     Shareholders
                                               ------------          Paid-in        Accumulated       Equity
                                              SHARES   AMOUNT        CAPITAL         DEFICIT        (DEFICIT)
                                              ------   ------        -------         -------        ---------
Balance, June 30, 1994                     1,932,953   $1,933     $     9,317     $(1,720,670)    $  (724,420)
Issuance of Series C convertible
   preferred stock                              -        -               -               -            500,000
Issuance of Series D convertible
   preferred stock                              -        -               -               -          1,500,000
Net loss                                        -        -               -           (532,661)       (532,661)
                                           ---------   ------     -----------     -----------     -----------
Balance, June 30, 1995                     1,932,953    1,933           9,317      (2,253,331)        742,919
Redemption of Series A                          -        -               -               -           (485,000)
Redemption of Series B                          -        -            499,500            -               (500)
Conversion of Series C                       155,164      155         499,845            -                  0
Conversion of Series D                       300,266      300       1,499,700            -                  0
Conversion of Subordinated Debt
   and exercise of warrants and
   options                                   957,343      957         805,400            -            806,357
Issuance of 2,022,576 shares of com-
   mon stock - Initial Public Offering     2,022,576    2,023      16,149,341            -         16,151,364
Issuance of 1,761,165 shares of com-
   mon stock - secondary offering          1,761,165    1,761      44,641,484            -         44,643,245
Net loss                                        -        -               -           (812,700)       (812,700)
Dividends declared on
   Preferred Stock                              -        -           (361,275)           -           (361,275)
                                           ---------   ------     -----------     -----------     -----------

Balance, June 30, 1996                     7,129,467   $7,129     $63,743,312     $(3,066,031)    $60,684,410
                                           ---------   ------     -----------     -----------     -----------


See accompanying notes to financial statements.

                                   NuCo 2 INC.
                            STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED JUNE 30,
                                                             --------------------
                                                            1995           1996
                                                        -----------    -----------
Net income (loss) before extraordinary item             $  (532,661)   $    46,822
Extraordinary item - loss on extinguishment of debt            --          859,522
                                                        -----------    -----------
Net loss                                                   (532,661)      (812,700)
Cash flows from operating activities:
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation of property and equipment             851,963      1,609,063
         Amortization of other assets                       527,629        808,429
         Loss on disposal of property and equipment           7,199        155,592
         Write-off of deferred financing costs                 --          784,069
         Changes in operating assets and liabilities:
         Decrease (increase) in:
            Trade accounts receivable                      (355,195)      (646,224)
            Inventories                                     (17,633)       (11,441)
            Prepaid expenses and other current assets        26,591       (356,368)
         Increase (decrease) in:
            Accounts payable                                573,134        278,794
            Accrued expenses                                306,703       (103,910)
            Other current liabilities                        13,281         39,064
            Customer deposits                                47,129        100,463
                                                        -----------    -----------

            Net cash provided by operating activities     1,448,140      1,844,831
                                                        -----------    -----------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment          38,100        126,850
   Purchase of property and equipment                    (3,198,328)    (6,971,472)
   Acquisition of businesses                                   --       (1,767,460)
   Increase in deferred lease acquisition costs            (292,937)      (514,258)
   Increase in deposits                                      (1,884)      (238,364)
                                                        -----------    -----------

            Net cash used in investing activities       $(3,455,049)   $(9,364,704)
                                                        -----------    -----------

                                   NuCo 2 INC.
                            STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                       YEARS ENDED JUNE 30,
                                                                                       --------------------
                                                                                       1995             1996
                                                                                   ------------    ------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                          $       --      $ 60,794,609
   Net proceeds from issuance of long-term debt                                       6,720,328      10,551,728
   Repayment of long-term debt                                                       (5,900,340)    (19,943,243)
   Increase in loan payable to shareholder                                                 --           200,000
   Repayment of loan payable to shareholder                                                --          (200,000)
   Increase in deferred charges                                                        (508,687)       (694,457)
   (Decrease) Increase in deferred interest payable                                     199,173        (306,535)
   Exercise of warrants and options                                                        --           403,444
   Preferred stock dividends                                                               --          (361,275)
   Redemption of Series A preferred stock                                                  --          (485,000)
   Redemption of Series B preferred stock                                                  --              (500)
   Proceeds from issuance of Series C convertible preferred
       and Series D convertible preferred stock                                       2,000,000            --
                                                                                   ------------    ------------

         Net cash provided by financing activities                                    2,510,474      49,958,771
                                                                                   ------------    ------------

Increase in cash and cash equivalents                                                   503,565      42,438,898
Cash and cash equivalents, beginning of year                                             58,213         561,778
                                                                                   ------------    ------------

Cash and cash equivalents, end of year                                             $    561,778    $ 43,000,676
                                                                                   ============    ============

Supplemental disclosure of cash flow information: Cash paid during the year for:

       Interest                                                                    $  1,064,497    $  1,661,645
                                                                                   ============    ============

       Income taxes                                                                $       --      $       --
                                                                                   ============    ============

Supplemental schedule of noncash investing and financing activities:
   Acquisition of businesses:
       Fair value of assets acquired                                               $  5,778,532    $  4,269,535
       Cost in excess of net assets of business acquired                              2,073,500         746,910
       Liabilities assumed or incurred                                               (7,852,032)     (3,248,985)
                                                                                   ------------    ------------
            Cash paid                                                              $       --      $  1,767,460
                                                                                   ============    ============

         In connection with the IPO in December 1995, the Company converted $2.0 million of Series C and Series D Preferred Stock into common stock. In addition, the Company converted $406,707 of subordinated debt and $499,500 of Series B Preferred Stock into shares of common stock and additional paid-in capital, respectively.

         In 1996 the Company purchased equipment and incurred debt in the amount of $89,570.


See accompanying notes to financial statements.

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996


NOTE 1    -   Description  of  Business and  Summary of  Significant  Accounting
              Policies

              (a)   Description of business

              NuCo2 Inc., formerly known as Fowler Carbonics, Inc. (the "Company"), a Florida corporation, is a supplier of bulk CO2 dispensing systems to customers in the food, beverage, lodging and recreational industries in the United States.

              (b)   Cash and Cash Equivalents

              For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

              (c)   Inventories

              Inventories, consisting primarily of carbon dioxide gas, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

              (d)   Property and Equipment

              Property and equipment are stated at cost. The Company does not depreciate bulk systems held for installation until the systems are in service and leased to customers. Upon installation, the systems, component parts and direct costs associated with the installation are transferred to the leased equipment account. These costs are associated with successful placements of such systems with customers under noncancelable contracts and which would not be incurred by the Company but for a successful placement. Upon early service termination, the unamortized portion of direct costs associated with the installation are charged to cost of products sold. Depreciation and amortization is computed using the straightline method over the estimated useful lives of the respective assets or the lease terms for leasehold improvements, whichever is shorter.

              The depreciable lives of property and equipment are as follows:

                                                          ESTIMATED LIFE
                                                          --------------
               Leased equipment                             5-20 years
               Equipment and cylinders                      3-20 years
               Vehicles                                      3-5 years
               Computer equipment                            3-7 years
               Office furniture and fixtures                 5-7 years
               Leasehold improvements                       lease life

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996

(1) Description of Business and Summary of Significant Accounting Policies - (Continued)

              (e)   Other Assets

              Goodwill, Net

              Goodwill, net, represents costs in excess of net assets of businesses acquired and is being amortized on a straight-line basis over twenty years. Accumulated amortization of goodwill was $49,514 and $174,607 at June 30, 1995 and 1996, respectively. The Company evaluates the recoverability of goodwill as well as the amortization periods to determine whether an adjustment of the carrying value is appropriate.

              Deferred Charges, Net

              Deferred charges, net, consist of the unamortized portion of financing costs which are being amortized over the term of the related indebtedness, ranging from thirty-six to sixty months. Accumulated amortization of deferred costs was $477,350 and $199,091 at June 30, 1995 and 1996, respectively. Included in the statement of operations for the year ended June 30, 1996 is an extraordinary write-off of deferred financing fees in connection with the reduction of certain indebtedness (Note 6).

              Customer Lists, Net

              Customer lists, net, consist of the unamortized portion of customer lists acquired in connection with asset acquisitions which are being amortized over five years, the average life of customer leases. Accumulated amortization of customer lists was $50,671 and $257,948 at June 30, 1995 and 1996, respectively. The Company's policy is to value customer lists based on the estimated value of future cash flows over the life of the customer lease.

              Restrictive Covenants, Net

              Restrictive covenants, net, consist of covenants not to compete arising in connection with the 1995 asset acquisitions (See Note 3) which are being amortized over their contractual lives ranging from thirty to sixty months. Accumulated amortization of restrictive covenants was $833 and $60,833 at June 30, 1995 and 1996, respectively. The Company's policy is to value restrictive covenants based on the negotiated contractual value of the restrictive covenant or a third party appraisal.

              Deferred Lease Acquisition Costs, Net

              Deferred lease acquisition costs, net, consist of commissions associated with the acquisition of new leases and are being amortized over the life of the related leases, generally five years. Accumulated amortization of deferred lease acquisition costs was $339,289 and $428,284 at June 30, 1995 and 1996, respectively. Upon early service termination, the unamortized portion of deferred lease acquisition costs are charged to cost of products sold.

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996

(1) Description of Business and Summary of Significant Accounting Policies - Continued

              (f)   Revenue Recognition

              The Company earns its revenues from the leasing of CO2 systems and related gas sales. The Company, as lessor, recognizes revenue from leasing of CO2 systems on a straight-line basis over the life of the related leases. The majority of CO2 system leases generally include payments for leasing of equipment and a continuous supply of CO2 until usage reaches a pre-determined maximum annual level, beyond which the customer pays for CO2 on a per pound basis. Other CO2 and gas sales are recorded upon delivery to the customer.

              (g)   Income Taxes

              The Company has adopted Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Statement No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted Statement No. 109 in fiscal 1994. There was no cumulative effect adjustment on the financial statements as a result of this change in accounting for income taxes.

              (h)   Net Loss Per Common Share

              Net loss  per  common  share  is  computed  by  dividing  net loss including dividends on preferred stock and adding back interest on the convertible portion of the senior and junior subordinated notes by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. In connection with the Initial Public Offering
(IPO), 155,164 and 300,266 shares of common stock were issued upon conversion of the Company's Series C convertible preferred stock and Series D convertible preferred stock, respectively. An additional 805,209 shares of common stock were issued upon the conversion of the convertible portion of the Senior Subordinated Notes and 118,167 shares of common stock upon exercise of warrants and options. The above shares have been treated as outstanding since July 1, 1994. Stock options and warrants to purchase an additional 152,851 shares of common stock granted during 1995 have also been treated as outstanding since July 1, 1994, using the treasury stock method.

              (i)   Use Of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              (j)   Employee Benefit Plan

              On June 1, 1996, the Company adopted a deferred compensation plan under Section 401(K) of the Internal Revenue Code which covers all eligible employees. Under the provisions of the plan, eligible employees may defer a percentage of their compensation subject to the Internal Revenue Service limits. Contributions to the plan are made only by employees.

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996


NOTE 2    -   Public Offerings

              (a)   Initial Public Offering (IPO)

              In  connection  with  the  Company's   Initial  Public   Offering,
2,022,576 shares of common stock were sold in December 1995. In addition, representatives of the Underwriters acquired warrants to purchase up to 110,000 shares of common stock. Such warrants are exercisable for a period of five years, at an exercise price of $10.80 (see Note 15).

              The gross proceeds the Company received from the sale of the 2,022,576 shares of Common Stock were $18,203,184. After deducting the underwriters' discounts and commissions and other offering expenses, the net proceeds were $16,151,364.

              Prior to the IPO, the Company had outstanding approximately $2.9 million in principal amount of Senior Subordinated Notes, a portion of which was convertible at the option of the holders thereof into Common Stock. The holders of the Senior Subordinated Notes converted, effective upon the closing of the IPO, approximately $407,000 of the principal amount of the Senior Subordinated Notes into an aggregate of 805,209 shares of Common Stock. The Company repaid the remaining principal of the Senior Subordinated Notes and accrued interest thereon with a portion of the net proceeds the IPO. The Company also had outstanding 485 shares of Series A Preferred Stock, 500 shares of Series B Preferred Stock, 500 shares of Series C Preferred Stock and 1,500 shares of Series D Preferred Stock. Effective upon closing of the IPO, (i) the Company redeemed with a portion of the net proceeds of the IPO all of the outstanding Series A Preferred Stock and Series B Preferred Stock for an aggregate of
$485,500 plus approximately $243,000 of dividends and (ii) all of the outstanding Series C Preferred Stock and Series D Preferred Stock automatically converted into an aggregate of 455,430 shares of Common Stock. The Company used a portion of the net proceeds of the IPO to pay dividends of approximately $118,000 on the Series C Preferred Stock and Series D Preferred Stock. In addition, the holders of warrants to purchase an aggregate of 118,167 shares of Common Stock exercised such warrants effective upon the closing of the IPO.

              Prior to the IPO, the board of directors approved, among other things, an increase in the number of shares authorized of common stock of the Company to 20,000,000 shares, reduced the par value to $ .001 per share, and increased the number of authorized shares of preferred stock to 5,000,000 shares.

              The Company's board of directors also declared an approximate 3,866 - for-1 stock split of the Company's common stock. This stock split resulted in the issuance of an additional 1,932,453 shares of common stock of the Company. All share, per share and conversion amounts relating to common stock, stock options and warrants, included in the accompanying financial statements have been restated to reflect this stock split.


              (b)   Secondary Public Offering

              In  connection  with  the  Company's  Secondary  Public  Offering,
1,425,165 shares of common stock were sold in June 1996. In addition, an over-allotment option for an additional 336,000 shares of common stock was exercised.

              The net proceeds the Company received from the sale of the 1,761,165 shares of common stock, after deducting the underwriters' discounts and commissions and other offering expenses was $44,643,245. The Company repaid $1,963,486 of indebtedness outstanding under its credit facility with the proceeds. The Company intends to use the remaining proceeds to fund internal growth, for the acquisition of additional bulk CO2 systems leasing businesses and for general corporate purposes.

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996


NOTE 3    -   Acquisitions

              Effective January 3, 1995, the Company acquired substantially all of the assets and technology of Carbon Dioxide Equities, Inc. d/b/a Chem Carb CO2 (Chem Carb) for $250,000 in cash and $479,000 in notes, payable in monthly installments through January 2000. The cash portion of the purchase price was funded through a borrowing under the Company's $2,500,000 note payable to bank (see Note 6).

              Effective June 7, 1995, the Company acquired substantially all of the assets and technology of Bevtech, Inc. (Bevtech) for $4,000,000 in cash, $2,348,032 in notes, payable in monthly installments through June 2001 and incurred additional liabilities of $775,000. The cash portion of the purchase price was funded through a borrowing under the Company's $3,250,000 note payable to bank and proceeds from the issuance of Series D preferred stock (see Note 6).

              In January 1996, the Company purchased certain assets from two companies, Fire-Quip Corporation and Holox, Ltd. Fire-Quip Corporation, located in Monroe, Louisiana, sold assets for an aggregate purchase price of $475,550. Holox, Ltd., located in Atlanta, Georgia, sold assets for an aggregate purchase price of $545,000. The Company paid cash for both of these transactions.

              Effective May 15, 1996, the Company acquired substantially all of the assets associated with the bulk CO2 operating segment of the BevServ Division of The Coca-Cola Bottling Company of New York, Inc. (BevServ) for $2,914,374. The Company financed the acquisition through available borrowings under its $30 million credit facility.

              Effective June 1, 1996, the Company acquired certain assets of Capweld, Inc., having its principal place of business in Jackson, Mississippi, for an aggregate purchase price of $248,010. The entire purchase price was financed through the acquisition facility with the Company's bank.

              These acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase prices and direct costs of the acquisitions have been allocated to the respective assets and liabilities of the acquired companies based upon their estimated fair market values at the date of acquisition. The results of operations of the acquired companies are included in the Company's financial statements since the effective date of the acquisitions.

              The  following  summarized,   unaudited,   pro  forma  results  of
operations assume that the Bevtech and BevServ acquisitions described above occurred as of the beginning of the periods presented:


                                                    YEARS ENDED JUNE 30,
                                                 1995                 1996
                                                 ----                 ----
Net Sales                                    $10,317,129           $13,169,143
Income (loss) before extraordinary item       (1,011,497)               20,275
Net loss                                      (1,011,497)             (839,247)
Net loss per common share                          (0.30)                (0.18)

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996


NOTE 4    -   Property and Equipment, Net

              Property and equipment, net consists of the following:

                                                      JUNE 30,
                                                      --------
                                            1995                   1996
                                            ----                   ----
Leased equipment                         $14,154,226            $22,901,699
Equipment and cylinders                    2,010,773              2,920,456
Systems held for installation                537,453              1,195,299
Vehicles                                     234,531                229,641
Computer equipment                            85,404                164,039
Office furniture and fixtures                 41,287                 62,378
Leasehold improvements                            --                 18,482
Construction in progress                          --                368,008
                                         -----------            -----------
                                          17,063,674             27,860,002
Less accumulated depreciation              1,983,726              3,467,310
                                         -----------            -----------

                                         $15,079,948            $24,392,692
                                         ===========            ===========


              Capitalized component parts and direct costs associated with installation of equipment leased to others included in leased equipment was approximately $1,839,945 and $3,155,424 at June 30, 1995 and 1996, respectively. Accumulated amortization of these costs were $712,235 and $1,118,377 at June 30, 1995 and 1996, respectively.

       Depreciation of property and equipment was $851,963 and $1,609,063 for the years ended June 30, 1995 and 1996, respectively.


NOTE 5    -   Leases

              The Company leases equipment to its customers generally pursuant to five-year noncancelable operating leases which expire on varying dates through June 2002. At June 30, 1996, future minimum rentals due from customers are as follows:

                        YEAR ENDING JUNE 30,
                        --------------------
                1997                         $ 6,322,631
                1998                           5,667,358
                1999                           4,845,041
                2000                           3,740,789
                2001                           1,615,221
                Thereafter                        12,602
                                             -----------
                                             $22,203,642
                                             ===========

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996


NOTE 6     -  Long-Term Debt

              Long-term debt consists of the following:

                                                                                                 JUNE 30,
                                                                                          ---------------------
                                                                                          1995             1996
                                                                                          ----             ----
              Notepayable  to bank of  $3,250,000,  interest  only at prime plus
                  2.5%,  payable  monthly  beginning  June  1,  1995,  principal payments of $54,167 plus interest beginning September 1, 1995.
                  Includes a $75,000  loan  agreement  amendment  fee payable in fifteen monthly  installments of $5,000 each beginning on July
                  1, 1995 (repaid in 1996). (b)                                        $ 3,325,000      $       -


              Notepayable to bank of $4,300,000,  principal  payments of $65,152 plus interest at prime plus 2.5%,  payable  monthly  beginning
                  September  30,  1994.   Includes  a  $175,000  loan  agreement
                  amendment  fee payable on the earlier of  repayment in full of
                  the note or May 15, 1997 (repaid in 1996). (b)                         3,888,636              -

              Notepayable  to bank of  $1,300,000,  interest  only at prime plus
                  2.5%, payable monthly beginning September 30, 1994,  principal payments of $19,697 plus interest beginning September 30,
                  1995 (repaid in 1996). (b)                                             1,300,000              -

              Notepayable to bank of  $2,500,000,  advances  made under the note converting to term loans  semi-annually from December 31, 1994 to December 31, 1996,  monthly  payments on the term loans and advances  calculated  on a sixty-month  amortization  schedule
                  bearing interest at prime plus 2.5% (repaid in 1996). (b)              1,935,871              -

              Senior subordinated convertible notes with warrants, interest only at 14%, payable quarterly if the Company is in compliance with certain reporting and financial  requirements contained in its amended  bank  credit  facility,  maturing on May 31, 1997 and subordinate to loans pursuant to the bank credit facility. Ten percent  of the  original  principal  amount  of the  notes or
                  $150,000 is  convertible  until maturity into 15% of the fully diluted common stock of the Company at the rate of $10,000 per each percent. Converted and repaid $150,000 and $1,350,000
                  in 1996, respectively. (a)                                             1,500,000              -

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996


(6) Long-Term Debt - (Continued)

                                                                                                 JUNE 30,
                                                                                          ---------------------
                                                                                          1995             1996
                                                                                          ----             ----
              Senior subordinated convertible notes with warrants, interest only at 6% on $950,000  and 10% on $250,000,  payable  quarterly if the  Company  is in  compliance  with  certain  reporting  and financial  requirements  contained  in its amended bank credit facility.  Additional interest is deferred at a rate of 8% and
                  4% per year, respectively, until the earliest of three events.
                  The notes mature on June 30, 1998 and are subordinate to loans pursuant to the bank credit facility. Approximately 16% of the
                  original   principal  amount  of  the  notes  or  $197,625  is
                  convertible until maturity into approximately 13% of the fully diluted  common  stock of the  Company at an  average  rate of approximately  $15,555 per each percent.  Converted and repaid
                  $197,625 and $1,002,375 in 1996, respectively. (a)                   $ 1,200,000      $       -

              Senior subordinated convertible notes issued with warrants (issued in satisfaction of unpaid interest currently due on previously outstanding senior  subordinated  convertible notes,  interest only at 6% payable quarterly and deferred at 8% if the Company
                  is  in  compliance   with  certain   reporting  and  financial
                  requirements   contained  in  its  amended  credit   facility,
                  maturing July 1, 1998 and subordinate to loans pursuant to the bank credit  facility).  Twenty-five  percent of the  original principal amount of the notes or $59,082 is convertible  until maturity into  approximately  1% of the fully  diluted  common stock  of  the  Company.  Converted  and  repaid  $59,082  and
                  $177,247 in 1996, respectively. (a)                                      236,329              -

              Junior subordinated note payable to a shareholder  (converted from a prior loan  payable  to  shareholder  on August  30,  1994), interest only  deferred at a rate of 14% per year  (previously interest only at 6% payable  quarterly and deferred at 8%) and payable upon the completion of an underwritten equity offering of the Company's  securities provided that certain events take place,  maturing  August  30,  1999 and  subordinate  to loans pursuant to the bank credit facility and senior subor-
                  dinated debt (repaid in 1996).                                           725,000              -

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996


(6) Long-Term Debt - (Continued)

                                                                                                 JUNE 30,
                                                                                          ---------------------
                                                                                          1995             1996
                                                                                          ----             ----

              Notepayable issued in connection with a 1995 asset  acquisition of
                  $2,348,032,  interest only at prime plus 1%,  payable  monthly beginning  July 7, 1995,  principal  payments of $39,333  plus interest  beginning  the  earlier of July 7, 1996 or the first day of the month  following  the  closing  of an  underwritten public offering. The note is personally guaranteed
                  by a shareholder of the Company (repaid in 1996).                     $2,348,032              -

              Notepayable issued in connection with a 1995 asset  acquisition of
                  $479,000,  principal  and  interest (at 7%) payments of $9,485 payable monthly,  maturing January, 2000 and collateralized by the purchased assets with a net book value of
                  $504,274 at June 30, 1996.                                               445,154        $  359,794

              Notepayable of $423,698,  principal and interest (at 10%) payments
                  of   $9,002   payable   monthly,   maturing   May   1,   1997,
                  collateralized  by certain high pressure  cylinders with a net book value of $164,450 at June 30, 1996 and personally
                  guaranteed by an officer of the Company.                                 187,747            94,248

              Notepayable to bank of  $6,000,000  under a $30 million  facility, interest only for 12 months and principal payments of $100,000 plus  interest at a fixed rate of 8.51%,  payable  monthly for twenty-three  months  commencing  January  1997.  Any  accrued interest and one final payment of all unpaid principal due and payable on November 30,  1998;  secured by  substantially  all
                  assets of the Company.                                                      -            6,000,000

              Notepayable to bank of $10,000,000  under a $30 million  facility,

                  interest only for 12 months at two hundred  seventy-five basis
                  points  above  the  30-day  London  InterBank   Offering  Rate
                  ("LIBOR") (8.19% at June 30, 1996),  with the principal amount outstanding  at the end of 12  months  (December  1996) and 24 months (December 1997) converted to term loans calculated on a
                  60 month amortization  schedule.  Any accrued interest and one final  payment  of all  unpaid  principal  due and  payable on
                  November 30, 1998;  secured by sub-  stantially  all assets of
                  the Company.                                                                -            3,248,010

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996

(6) Long-Term Debt - (Continued)

                                                                                                 JUNE 30,
                                                                                          ---------------------
                                                                                          1995             1996
                                                                                          ----             ----

              Notepayable to bank of $13,000,000  under a $30 million  facility, interest only for 12 months at two hundred  seventy-five basis
                  points  above  the  30-day  London  InterBank   Offering  Rate
                  ("LIBOR") (8.19% at June 30, 1996),  with the principal amount outstanding  at the end of 12  months  (December  1996) and 24 months (December 1997) converted to term loans calculated on a
                  60 month amortization  schedule.  Any accrued interest and one final  payment  of all  unpaid  principal  due and  payable on
                  November 30, 1998; secured by substantially
                  all assets of the Company.                                                  -           $  908,455

              Notepayable of $290,162 for the financing of equipment,  principal and  interest  (at 8%)  payments  of $6,045  payable  monthly, maturing August 3, 1997 collateralized by equipment with a net book value of $200,277 at June 30, 1996 and personally guar-
                  anteed by a shareholder of the Company.                               $  138,779            75,037

              Other  note  payable  issued  in  connection  with  a  1995  asset acquisition,  principal payments aggregating $50,000 per annum
                  beginning July, 1995 through December 31, 1997.                          125,000            75,000

              Various notes  payable of $89,570 for the  financing of equipment, principal  payments of $2,671 payable  monthly,  maturing from
                  September 1997 to August 2000 collateralized by equipment with
                  a net book value of $68,118 at June 30, 1996.                               -               67,029

              Other notes payable                                                           35,161            16,868
                                                                                      ------------      ------------
                                                                                        17,390,709        10,844,441
              Less current maturities of long-term debt                                  2,299,159         1,358,447
                                                                                      ------------      ------------

                  Long-term debt, excluding current maturities                         $15,091,550       $ 9,485,994
                                                                                      ============      ============

              (a) See Note 2 for discussion of conversion and repayment of certain debt.

              (b) In consideration for the bank credit facility, a 10 year warrant was issued to the bank in June 1995 to purchase 2.5% (84,917 shares) of the fully diluted common stock of the Company at $5.00 per share.

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996


(6) Long-Term Debt - (Continued)

              In addition, the Company maintains a revolving promissory note payable to a bank in the amount of $1,000,000 under a $30 million facility, interest only at two hundred seventy-five basis points above the 30-day London InterBank Offering Rate ("LIBOR"), payable monthly and maturing November 30, 1998. At June 30, 1996, no borrowings were outstanding under this credit arrangement.

              The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 1996 are as follows:

                  YEAR ENDING
                  -----------
                     1997                          $ 1,358,447
                     1998                            2,188,442
                     1999                            7,226,180
                     2000                               70,400
                     2001                                  972
                                                   -----------

                                                   $10,844,441
                                                   ===========

              Interest   expense  on  long  and  short-term   debt  amounted  to
$1,270,020  and  $1,402,773  for  the  years  ended  June  30,  1995  and  1996, respectively.

Extraordinary item - loss on extinguishment of debt

              For the year ended June 30, 1996, the Company incurred a one time extraordinary charge of $859,522 for the write-off of deferred financing costs and prepayment penalties related to debt which was repaid within the proceeds of the IPO.

NOTE 7    -   Shareholders' Equity

              See Note 2 for discussion of conversion and repayment of preferred stock and dividends declared and paid.

              (a)   Non-Qualified Stock Options

              During 1995, the Company granted options to purchase 67,934 shares of common stock at $4.40 per share to certain officers and employees. These options vest one year after date of grant and are exercisable for 10 years. In June 1996, options to purchase 33,967 shares of common stock were exercised. In 1992, the Company also granted options to purchase 45,125 shares of Common Stock to a company in connection with the issuance of the senior subordinated convertible notes. These options were also exercised in 1996. Proceeds to the Company for the exercise of non qualified stock options in 1996 aggregated $164,455.

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996

(7)  Shareholders' Equity - (Continued)

              (b)   Warrant

                    In August 1994, the Company granted a five year warrant to purchase 73,042 shares of Common Stock at $3.22 per share to a shareholder of the Company in connection with the guarantee of certain indebtedness. This warrant was exercised in 1996. Proceeds to the Company for the exercise of this warrant aggregated $235,195.

              (c)   Stock Option Plans

              The board of directors adopted the 1995 Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 350,000 shares of common stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options, or both. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's common stock at the date of the grant, and the exercise price of non-qualified stock options issued to employees may not be less than 75% of the fair market value of the Company's common stock at the date of the grant. The maximum term for all options is 10 years. At June 30, 1995 there were no options granted under the Plan. At June 30, 1996, 55,991 options were granted at an exercise price of $9 per share and 75,000 options were granted at an exercise price of $17.50 per share. The 55,991 options and the 75,000 options vest one-third per annum commencing December 1996 and April 1997, respectively.

              The board of directors of the Company adopted the Directors' Stock
Option Plan (the "Directors' Plan"). Under the Directors' Plan, each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. As of June 30, 1996, options to purchase a total of 24,000 shares of Common Stock at an exercise price of $9 per share had been issued. None of these options are currently exercisable.

NOTE 8 -      Income Taxes

              The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996

(8) Income Taxes - (Continued)

                                                              JUNE 30,
                                                              --------
                                                        1995           1996
                                                     -----------    -----------
Deferred tax assets:
      Allowance for doubtful account                 $    29,000    $    79,200
      Accrued interest payable                             1,600           --
      Deferred interest payable                           91,500           --
      Other                                               22,100         44,900
      Net operating loss carryforwards                 1,760,400      2,978,600
                                                     -----------    -----------
          Total gross deferred tax assets              1,904,600      3,102,700
Less valuation allowance                                (554,900)      (842,500)
                                                     -----------    -----------
          Net deferred tax assets                      1,349,700      2,260,200
Deferred tax liabilities:
      Depreciation expense                            (1,349,700)    (2,260,200)
                                                     -----------    -----------
          Total gross deferred tax liabilities        (1,349,700)    (2,260,200)
                                                     -----------    -----------
          Net deferred taxes                         $      --      $      --
                                                     ===========    ===========

              At June 30, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of $7,922,000, which are available to offset future Federal taxable income, if any, in varying amounts through June 2011. The valuation allowance for deferred tax assets as of July 1, 1995 was $554,900. The net change in the total valuation allowance for the year ended June 30, 1996 was an increase of $287,600.

NOTE 9   -    Related Party Transactions

              The Company entered into leases with the chairman of the board and chief executive officer for its warehouse and office facilities with annual rentals of approximately:

        YEAR ENDING JUNE 30,
        --------------------
                    1997                    $248,000
                    1998                     245,000
                    1999                     184,000
                    2000                     167,000
                    2001                     125,000

       Rental expense was $79,640 and $87,081 in 1995 and 1996, respectively, under these leases.

              At June 30, 1995 the Company was indebted to its chairman of the board and chief executive officer for an aggregate principal amount of $1,555,592 pursuant to two Senior Subordinated Notes and a Junior Subordinated Note.
(See Note 6.)

              The Company also leases an aircraft from a Company owned by the chairman of the board and chief executive officer for a minimum of 250 hours annually at a cost of $300 per hour. Rent expense for the years ended June 30, 1995 and 1996 was $19,282 and $77,305, respectively, for this aircraft. The Company also leases computer equipment from the chairman of the board and chief executive officer for $2,000 per month through May, 2000.

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996

NOTE 10   -   Lease Commitments

              The Company leases office equipment, trucks and warehouse and office facilities under operating leases (including related party leases, see
Note 9) that expire at various dates through February, 2003. Future minimum lease payments under noncancelable operating leases (that have initial noncancelable lease terms in excess of one year) are as follows:

        YEAR ENDING JUNE 30
                    1997                       $1,056,425
                    1998                          938,277
                    1999                          694,068
                    2000                          504,404
                    2001                          387,358
                    Thereafter                    135,225
                                               ----------
                                               $3,715,757
                                               ==========

              Total rental expense under noncancelable operating leases was approximately $446,300 and $763,900 in 1995 and 1996, respectively.

NOTE 11   -   Concentration of Credit and Business Risks

              The Company's business activity is with customers located within the United States. As of June 30, 1995 and 1996, the Company's sales to customers in the food and beverage industry were approximately 94% and 97%, respectively.

              There were no customers that accounted for greater than 5% of total sales for the years ended June 30, 1995 or 1996, nor were there any customers that accounted for greater than 5% of total accounts receivable at June 30, 1995 or 1996.

NOTE 12   -   Commitments and Contingencies

              (a)   Employment Agreement

              The Company has an employment agreement with an employee that currently provides minimum annual compensation of $70,000 per year through December 31, 1997. The contract provides for additional compensation in the form of bonuses based on performance, medical insurance coverage, and a company vehicle. The employment agreement also includes a covenant against competition with the Company which extends for two years after termination for any reason.

              (b)   Other

              The Company is a defendant in legal actions which arise in the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's financial position or results of operations.

                                   NuCo2 INC.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                             JUNE 30, 1995 AND 1996

NOTE 13   -   Disclosures about Fair Value of Financial Instruments

              The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

              (a)   Cash and cash equivalents

              The carrying amount approximates fair value due to the short maturity of these instruments.

              (b)   Long-term debt

              The fair value of the Company's long-term debt has been estimated based on the current rates offered to the Company for debt of the same remaining maturities.

              The carrying amounts and fair values of the Company's financial instruments at June 30, 1996 are as follows:

                                                 Carrying            Fair
                                                  Amount             Value
                                                  ------             -----
Cash and cash equivalents                       $43,000,676        $43,000,676
Long-term debt, including current maturities     10,844,441         10,844,441


NOTE 14   -   New Pronouncements

              Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, is effective for fiscal years beginning after December 15, 1995. The early adoption of this Statement would have no effect on the financial statements for the year ended June 30, 1996.

              Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for employee stock options. It is effective for fiscal years beginning after December 15, 1995. The Statement allows an entity to continue to measure compensation cost using the accounting method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company intends to provide such pro forma disclosures on a prospective basis.


NOTE 15   -   Subsequent Events

              (a)   Acquisitions

              In August 1996, the Company purchased certain assets from Geer Gas
Corporation  and  OK  Leasing  Company  for  an  aggregate   purchase  price  of
$1,400,000. The Company paid cash for these transactions.

              (b)   Warrants

              In July 1996, the Company redeemed and cancelled a warrant to purchase 77,000 shares of its common stock for $1,143,450. The warrant was held by representatives of the underwriters in connection with the IPO.

              (c)   Operating Leases

              The Company entered into six operating leases in July and August 1996. Four leases were for warehouse facilities with aggregate annual rentals of approximately $63,000 expiring at various dates through August 1999. Two leases were for trucks with aggregate annual rentals of approximately $19,000 expiring at various dates through February 2003.

              (d)   Other

              In July 1996, the Company purchased an airplane for $2,022,000 through a newly formed wholly owned subsidiary, NuAir Inc. The airplane is to be utilized exclusively by the Company. It will enable the Company to reach remote geographic locations which are inconvenient by commercial means of transportation. The Company paid cash for this transaction.