Form 10QSB
period 1996-09-30
NUCO2 INC /FL
filed 1996-11-13
CIK 947577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

                         COMMISSION FILE NUMBER 0-27378

                                   NUCO2 INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


               Florida                                    65-0180800
   (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or organization)                   Identification Number)


                           2800 Southeast Market Place
                              Stuart, Florida 34997
                    (Address of Principal Executive Offices)

                                 (561) 221-1754
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      /X/                           No / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                  CLASS                   OUTSTANDING AT SEPTEMBER 30, 1996
                  -----                   ---------------------------------
Common Stock, $.001 par value                      7,163,434 shares

                                   NUCO2 INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of                         3
            September 30, 1996 and June 30, 1996

            Consolidated Statements of Operations                     4
            for the Three Months Ended September 30,
            1996 and September 30, 1995

            Consolidated Statement of Shareholders'                   5
            Equity for the Three Months Ended
            September 30, 1996

            Consolidated Statements of Cash Flows for                 6
            the Three Months Ended September 30, 1996
            and September 30, 1995

            Notes to Consolidated Financial Statements              7-9

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN          10-14
            OF OPERATION

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                         15

SIGNATURES                                                           16

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                            NUCO2 INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                          (unaudited)
                             ASSETS                                    SEPTEMBER 30, 1996            JUNE 30, 1996
                                                                       ------------------            -------------
Current assets:
    Cash and cash equivalents....................................              $35,107,039                 $43,000,676
    Trade accounts receivable, net of allowance for doubtful
    accounts of $263,067 and $210,629, respectively..............                1,435,236                   1,385,642
    Inventories..................................................                   61,358                      52,425
    Prepaid expenses and other current...........................                  304,700                     384,948
                                                                               -----------                 -----------
       Total current assets......................................               36,908,333                  44,823,691
                                                                                ----------                  ----------

Property and equipment, net......................................               30,679,848                  24,392,692
                                                                                ----------                  ----------

Other assets:
    Goodwill, net................................................                3,070,396                   3,064,877
    Deferred charges, net........................................                  349,022                     389,343
    Customer lists, net..........................................                  964,439                     873,512
    Restrictive covenants, net                                                     197,500                     114,167
    Deferred lease acquisition costs, net........................                  837,061                     714,040
    Deposits.....................................................                   70,418                     260,363
                                                                                ----------                  ----------
       Total other assets........................................                5,488,836                   5,416,302
                                                                                ----------                  ----------
         Total assets............................................              $73,077,017                 $74,632,685
                                                                               ===========                 ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt.........................               $1,838,872                  $1,358,447
    Accounts payable.............................................                1,278,835                   2,226,795
    Accrued expenses.............................................                  626,472                     497,975
    Other current liabilities....................................                   27,622                      73,529
                                                                                ----------                  ----------
       Total current liabilities.................................                3,771,801                   4,156,746

    Long-term debt, excluding current maturities.................                8,920,000                   9,485,994
    Customers' deposits..........................................                  354,565                     305,535
                                                                               -----------                 -----------
       Total liabilities.........................................               13,046,366                  13,948,275
                                                                                ----------                  ----------

Shareholders' Equity:
    Common stock; par value $.001 per share; 20,000,000
       authorized; issued and outstanding 7,163,434 and 7,129,467
       shares, respectively......................................                    7,163                       7,129
    Additional paid-in capital...................................               62,747,668                  63,743,312
    Accumulated deficit..........................................              (2,724,180)                 (3,066,031)
                                                                              ------------                ------------
       Total shareholders' equity................................               60,030,651                  60,684,410
    Commitments and contingencies................................
                                                                               $73,077,017                 $74,632,685
                                                                               ===========                 ===========

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                       SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                                                       ------------------     ------------------
Net sales........................................................          $4,071,657             $2,697,698

    Costs and expenses:
    Cost of products sold........................................           1,969,551              1,117,038
    Selling, general and administrative expenses.................           1,230,425                562,816
    Depreciation and amortization................................             821,842                590,742
                                                                           ----------             ----------
                                                                            4,021,818              2,270,596
                                                                           ----------             ----------
         Operating income........................................              49,839                427,102

    Interest (income) expense, net...............................           (292,012)                502,307
                                                                           ----------             ----------
Net income (loss)................................................          $  341,851             $ (75,205)
                                                                           ==========             ==========
Undeclared dividends on Preferred Stock..........................          $        0             $ (56,975)
                                                                           ==========             ==========
Net income (loss) attributable to common stockholders............          $  341,851             $(132,180)
                                                                           ==========             ==========
Net income (loss) per common share...............................          $     0.05             $   (0.03)
                                                                            ===========           ==========
Weighted average number of common and common equivalent
    shares outstanding...........................................           7,333,148              3,379,493
                                                                           ==========             ==========

                            NUCO2 INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                 Common Stock
                                                 ------------                    Additional                              Total
                                                                                   Paid-in          Accumulated      Shareholders'
                                              Shares             Amount            Capital            Deficit            Equity
                                              ------             ------        -------------        -----------      -------------
Balance, June 30, 1996                      7,129,467             $7,129       $63,743,312        ($3,066,031)       $60,684,410

Exercise of options                            33,967                 34           149,421                               149,455

Redemption of warrant                                                          (1,143,450)                           (1,143,450)

Additional expenses - secondary
    offering                                                                       (1,615)                               (1,615)

Net income                                                                                             341,851           341,851
                                            ---------             ------       ------------       ------------       -----------

Balance, September 30, 1996                 7,163,434             $7,163       $62,747,668        ($2,724,180)       $60,030,651
                                            =========             ======       ===========        ============       ===========

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                       September 30, 1996         September 30, 1995
                                                                       -------------------        --------------------
Cash flows from operating activities:
    Net income (loss)............................................             $341,851                   ($75,205)

       Adjustments  to  reconcile  net  income  (loss) to net cash provided  by operating activities:
            Depreciation of property and equipment                             600,000                     350,294
            Amortization of other assets                                       221,842                     240,448
            (Gain) on disposal of property and equipment                             0                     (2,482)
            Changes in operating assets and liabilities:
            Decrease (increase) in:
               Trade accounts receivable                                       (49,594)                    (26,894)
               Inventories                                                      (8,933)                       (219)
               Prepaid expenses and other current assets                        80,248                       6,733
            Increase (decrease) in:
               Accounts payable                                               (947,960)                     (3,027)
               Accrued expenses                                                128,497                      40,568
               Other current liabilities                                       (45,907)                     13,869
               Customers' deposits                                              49,030                      13,410
                                                                              --------                    --------
               Net cash provided by operating activities                      $369,074                    $557,495
                                                                              --------                    --------

Cash flows from investing activities:
    Proceeds from disposal of property and equipment                                0                        3,900
    Purchase of property and equipment                                     (6,887,156)                  (1,177,367)
    Acquisition of customer list                                             (150,000)                           0
    Increase in restrictive covenant                                         (100,000)                           0
    Increase in goodwill                                                      (46,203)                           0
    (Increase) decrease in deposits                                           189,945                       (2,484)
    (Increase) in deferred lease acquisition costs                           (186,676)                    (112,501)
                                                                           -----------                  ----------
            Net cash (used in) investing activities                        (7,180,090)                  (1,288,452)
                                                                           -----------                  -----------

Cash flows from financing activities:
    Redemption of warrants                                                 (1,143,450)                           0
    Exercise of options                                                       149,455                            0
    Repayment of long-term debt                                               (85,569)                    (396,656)
    Proceeds from issuance of long-term debt                                        0                    1,004,119
    Increase in deferred charges                                               (1,442)                     (63,557)
    Increase in deferred interest payable                                           0                       51,601
    Additional expenses - secondary offering                                   (1,615)                           0
                                                                           -----------                   ---------
         Net cash (used in) provided by financing activities               (1,082,621)                     595,507
                                                                           -----------                    --------

Net decrease in cash and cash equivalents                                  (7,893,637)                    (135,450)
Cash and cash equivalents at the beginning of period                        43,000,676                     561,778
                                                                           -----------                    --------
Cash and cash equivalents at the end of period                             $35,107,039                    $426,328
                                                                           ===========                    ========

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
       Interest                                                               $226,136                    $364,626
                                                                           ===========                    ========
       Income taxes                                                                 $0                          $0
                                                                           ===========                    ========

                             NUCO2 INC. & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB used for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The accompanying unaudited consolidated financial statements are consolidated with the Company's newly formed (July 1996) wholly-owned subsidiary, NuAir Inc.

         The financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the financial statements for the fiscal year ended June 30, 1996 included in Form 10-KSB filed with the Securities and Exchange Commission.

         All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded. This quarterly report on Form 10-QSB should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1996. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2.  NET INCOME OR LOSS PER COMMON SHARE

         The net income or loss per share computations for the 1996 and 1995 periods presented are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each period. Fully diluted and primary income or loss per common share are the same amounts for each period.

         In conjunction with the Initial Public Offering (IPO), 155,164 and 300,266 shares of Common Stock were issued upon conversion of the Company's Series C Preferred Stock and Series D Preferred Stock, respectively. An additional 805,209 shares of Common Stock were issued upon the conversion of the convertible portion of the Senior Subordinated Notes and 118,167 shares of Common Stock were issued upon the exercise of warrants and options. The above shares have been treated as outstanding for the entirety of the periods presented. Stock options and warrants to purchase an additional 152,851 shares of Common Stock granted during 1995 have also been treated as outstanding for the entirety of those periods, using the treasury stock method.

NOTE 3.  PUBLIC OFFERINGS

                  (a)      Initial Public Offering (IPO)

         In connection with the Company's IPO, 2,022,576 shares of Common Stock were sold by the Company in December 1995. In addition, Representatives of the Underwriters acquired warrants to purchase up to 110,000 shares of Common Stock. Such warrants are exercisable for a period of five years, at an exercise price of $10.80. In July 1996, the Company redeemed and cancelled a Representative's warrant to purchase 77,000 shares for $1,143,450. This amount represented the approximate market value of such warrant.

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

The holders of the Senior Subordinated Notes converted, effective upon the closing of the IPO, approximately $407,000 of the principal amount of the Senior Subordinated Notes into an aggregate of 805,209 shares of Common Stock. The Company repaid the remaining principal of the Senior Subordinated Notes and accrued interest thereon with a portion of the net proceeds from the IPO. The Company also had outstanding 485 shares of Series A Preferred Stock, 500 shares of Series B Preferred Stock, 500 shares of Series C Preferred Stock and 1,500 shares of Series D Preferred Stock. Effective upon closing of the IPO, (i) the Company redeemed with a portion of the net proceeds of the IPO all of the outstanding Series A Preferred Stock and Series B Preferred Stock for an aggregate of $485,500 plus approximately $243,000 of dividends and (ii) all of the outstanding Series C Preferred Stock and Series D Preferred Stock automatically converted into an aggregate of 455,430 shares of Common Stock. The Company used a portion of the net proceeds of the IPO to pay dividends of approximately $118,000 on the Series C Preferred Stock and Series D Preferred Stock. In addition, the holders of warrants to purchase an aggregate of 118,167 shares of Common Stock exercised such warrants effective upon the closing of the IPO.

         Prior to the IPO, the board of directors approved, among other things, an increase in the number of shares authorized of Common Stock of the Company to 20,000,000 shares, reduced the par value to $ .001 per share, and increased the number of authorized shares of Preferred Stock to 5,000,000 shares.

         The Company's board of directors also declared an approximate 3,866-for-1 stock split of the Company's Common Stock. This stock split resulted in the issuance of an additional 1,932,453 shares of Common Stock of the Company. All share, per share and conversion amounts relating to Common Stock, stock options and warrants, included in the accompanying consolidated financial statements have been restated to reflect this stock split.

                  (b)      Secondary Public Offering

         In connection with the Company's Secondary Public Offering, 1,425,165 shares of Common Stock were sold by the Company in June 1996. In addition, an over-allotment option from the Company for an additional 336,000 shares of Common Stock was exercised.

         The net proceeds the Company received from the sale of the 1,761,165 shares of Common Stock, after deducting the underwriters' discounts and commissions and other offering expenses was $44,641,630. The Company repaid $1,963,486 of indebtedness outstanding under its credit facility with NationsBank of Florida, N.A. with the proceeds of the Secondary Public Offering. The Company intends to use the remaining proceeds to fund internal growth, for the acquisition of additional bulk CO2 systems leasing businesses and for general corporate purposes.

NOTE 4.           ACQUISITIONS

         Effective August 30, 1996, the Company purchased certain assets from Geer Gas Corporation and OK Leasing Company for an aggregate purchase price of $1,400,000. The Company paid cash in these transactions.

NOTE 5.           LONG-TERM DEBT

         The Company entered into an agreement for a $30 million dollar credit facility with NationsBank of Florida, N.A. simultaneous with the closing of the IPO. Additionally, all loans with the Company's previous bank were repaid. As of September 30, 1996, a total of $10,156,465 was outstanding pursuant to the new credit facility which is comprised of a $6.0 million term loan and $4,156,465 of drawings pursuant to the tank and acquisition revolvers of the credit facility. The term loan is payable interest only for twelve months and principal payments of $100,000 plus interest at a fixed rate of 8.51%, payable monthly for twenty-three months commencing January 1997. The tank and acquisition revolvers are interest only for 12 months at two hundred seventy-five basis points above the 30-day London InterBank Offering Rate ("LIBOR") (8.22% at September 30,
1996),  with the principal amount  outstanding at the end of 12 months (December
1996) and 24 months (December 1997) converted to term loans calculated on a 60 month amortization schedule. Any accrued interest and one final payment of all unpaid principal is due and payable on November 30, 1998.

NOTE 6.           STOCK OPTION PLAN

         In 1995, the board of directors approved the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 350,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non qualified stock options, or both. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's Common Stock at the date of the grant, and the exercise price of non qualified stock options issued to employees may not be less than 75% of the fair market value of the Company's Common Stock at the date of the grant. The maximum term for all options is 10 years. At September 30, 1996, 50,776 options were granted at an exercise price of $9.00 per share and 75,000 options were granted at an exercise price of $17.50 per share. The 50,776 options and the 75,000 options vest one-third per annum commencing December 1996 and April 1997, respectively.

         The board of directors of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company has reserved 60,000 shares of Common Stock. Under the terms of the Directors' Plan each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. As of September 30, 1996, options to purchase a total of 24,000 shares of Common Stock at an exercise price of $9 per share had been issued. None of these options are currently exercisable.

         Statement of Financial Standards No. 123 Accounting for Stock-Based Compensation, defines a fair value based method of accounting for stock options. It is effective for fiscal years beginning after December 15, 1995. The Statement allows an entity to continue to measure cost using the accounting method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1996; expected volatility of 57%, risk-free interest rate of 6.5%, and expected lives of one to five years. The Company is adopting SFAS 123 in fiscal year end June 30, 1997 and presents the following pro forma disclosures rather than change its present method of accounting for employee stock options:

                                                             Three Months Ended
                                                             SEPTEMBER 30, 1996
Net income attributable to common shareholders                  $  251,034
                                                                ==========
Net income per common share                                     $     0.03
                                                                ==========
Weighted average number of common and common equivalent
   shares outstanding                                            7,300,419
                                                                ==========

         The pro forma adjustment for stock based compensation costs recognized under SFAS 123 is approximately $91,000.

NOTE 7.           OPERATING LEASES

         The Company entered into fifteen operating leases from July 1 through September 30, 1996. Six leases were for warehouse facilities with aggregate annual rentals of approximately $105,000 expiring at various dates through 1999. Nine leases were for trucks with aggregate annual rentals of approximately $35,000 expiring at various dates through 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

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

OVERVIEW

         The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-QSB.

          During the quarter ending September 30, 1996 the Company concentrated on expanding its operations in the New York, New Jersey and Connecticut markets, which were initially entered into through the May 1996 acquisition of the bulk CO2 operating segment of the BevServ division of The Coca-Cola Bottling Company of New York, Inc. (BevServ), and the Ohio market which was initially entered into through an agreement the Company reached with the McDonalds Corporation in July 1996 to service 370 of their locations. These events required the Company to continue to build the necessary infrastructure both in operations and sales. The lack of route density in the Company's new service areas resulted in costs incurred to be far in excess of normal operating expenses. The Company proceeded to add to its account base by focusing on its internal sales force and national accounts relationships. In September 1996, the Company acquired the bulk CO2 assets of Geer Gas, an Ohio based company servicing over 600 locations. Inasmuch as the Ohio and New York markets were not mature at the time of the Company's entry into these areas, the Company did not consider the acquisition a "tuck-in", but rather a non-contiguous addition to its expanding service area.

         Throughout the September 1996 quarter, attention was focused on building the necessary infrastructure that would eventually lead to new sales, helping the Company succeed in reaching its placement and route density objectives in the Company's expanded markets. To support the growing customer base and service areas, the Company relocated its headquarters to a building designed to accommodate rapid growth and to withstand extreme weather conditions and equipped it with state of the art communication and information systems.

GENERAL

         At September 30, 1996 the Company leased 14,198 bulk CO2 systems to its customers, principally pursuant to five year noncancelable lease contracts. These customers include restaurants, convenience stores, theaters, taverns and other businesses which dispense carbonated beverages. Generally, these contracts are classified as one of two types: "budget-plan" service contracts and "rental plus per pound charge" contracts. Pursuant to budget plan contracts, customers pay a fixed monthly charge for the lease of a Company owned bulk CO2 system on the customer's premises and refills of bulk CO2 according to a predetermined schedule. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. If the maximum annual volume is exceeded, the customer is charged for additional bulk CO2 delivered. Pursuant to rental plus per pound charge contracts, the Company also leases a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. The Company's contracts generally provide for price increases based upon increases in the consumer price index.

         The Company provides some services besides those offered under the above two types of contracts. As of September 30, 1996, the Company provided "fill only" service to approximately 3,400 customers, 82% of which were previously serviced by acquired businesses.

         As of September 30, 1996, approximately 6,625 of the Company's 17,747 customers were billed on a per pound basis which varies with the quantity of bulk CO2 delivered. These customers will tend to consume less CO2 in the winter months, and this may cause the Company's revenues and earnings for its fiscal quarters ending in December and March to be relatively lower than for its other quarters. As of September 30, 1996, approximately 11,100 of the Company's 17,747 customers were billed at a flat monthly rate which does not vary throughout the year.

         The Company intends to continue to grow through a combination of internal growth and acquisitions. The Company requires significant capital to purchase and install bulk CO2 systems at customers' locations and to grow the network of services and supply depots and specialized CO2 delivery vehicles required to service these installations. Once installed, however, there are minimal additional capital requirements for bulk CO2 systems in service, and the Company has generally experienced significant positive cash flows on a per-unit basis. These cash flows stem from per-unit operating income combined with per-unit non-cash charges for depreciation and amortization. The Company believes its current installed base of bulk CO2 systems is stable, partly due to the existence of long-term contracts with its customers. In fiscal 1996 and the first quarter ended September 30, 1996, less than 5% of Company owned bulk CO2 systems experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned for use with other customers, or left in place when prospects for a new restaurant in the same location are deemed favorable.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:

                                                Three Months Ended September 30,
                                                --------------------------------

                                                    1995            1996
                                                    ----            ----
Income Statement Data:
Net sales ........................................  100.0%       100.0%
Cost of products sold.............................   41.4%        48.4%
Selling, general and administrative expenses......   20.9%        30.2%
Depreciation and amortization.....................   21.9%        20.2%
                                                     -----        -----
Operating income..................................   15.8%         1.2%
Interest expense (income), net....................   18.6%        (7.2%)
                                                     -----        ------

Net (loss) income.................................   (2.8%)        8.4%
                                                     ======       =====

Other Data:
Operating income before depreciation
and amortization (EBITDA).........................   37.7%        21.4%
                                                     =====        =====

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

         Net sales increased by $1.4 million, or 50.9%, from $2.7 million in the 1995 period to $4.1 million in the 1996 period. Approximately $319,000 of the increase represented net sales resulting from the May 1996 acquisition of the BevServ Division of The Coca-Cola Bottling Company of New York, Inc. (BevServ). In addition, approximately $135,000 and $44,000 represented net sales from two acquisitions in January 1996 and one acquisition in June 1996, respectively. The remainder of the increase in net sales was principally due to internal growth in the number of Company owned and customer owned bulk CO2 systems in service.

         Cost of products sold increased by $853,000 from $1.1 million in the 1995 period to $2.0 million in the 1996 period and increased as a percentage of net sales from 41.4% to 48.4%. This increase was attributable to the expansion of the Company into new territories. The number of depots operated by the Company at September 30, 1996 increased to 30, compared to 16 at September 30, 1995. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. The Company typically services approximately 350 customers per delivery vehicle in its mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.

         Selling, general and administrative expenses increased by $668,000 from $563,000 in the 1995 period to $1.2 million in the 1996 period and increased as a percentage of net sales, from 20.9% to 30.2%. The dollar increase was attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. At September 30, 1995 the Company had operations in seven southeastern states and employed 11 marketing personnel and at September 30, 1996 the company had operations in 18 states and employed 35 marketing personnel. The Company also experienced approximately $72,000 of additional insurance, professional fees and other costs associated with being a public company.

         The agreement entered into in July 1996 with McDonald's to service 370 store owned bulk CO2 systems in the Ohio region resulted in additional operating expenses estimated by the Company to be approximately $100,000. Had the Company purchased a customer list through acquisition this amount would have been in excess of $100,000; however, it would have been capitalized and amortized over the estimated life of the customer thus alleviating the income statement effect in one quarter.

         Depreciation and amortization increased by $231,000 from $591,000 in the 1995 period to $822,000 in the 1996 period. As a percentage of net sales, such expenses decreased from 21.9% in the 1995 period to 20.2% in the 1996 period. Depreciation expense increased by $250,000 from $350,000 in the 1995 period to $600,000 in the 1996 period principally due to the increase in bulk CO2 systems leased to customers. Expressed as a percentage of net sales, depreciation expense increased from 13.0% in the 1995 period to 14.7% in the 1996 period. Amortization expense decreased by $19,000 from $240,000 in the 1995 period to $222,000 in the 1996 period primarily due to the amortization related to deferred financing costs which were written-off in December 1995. As a percentage of net sales, amortization expense decreased from 8.9% to 5.4%, respectively.

         Net interest expense in the 1995 period was $502,000 compared to net interest income in the 1996 period of $292,000. This change is attributable to the repayment of debt from the proceeds of the IPO in December 1995 and the increased level of cash and cash equivalents in the 1996 period from the Secondary Public Offering in June 1996.

         For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, decreased from $1.0 million in the 1995 period to $872,000 in the 1996 period and decreased as a percentage of net sales from 37.7% to 21.4%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of principal and interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. The Company anticipates making cash capital expenditures of approximately $9.0 million to $12.0 million during the remaining nine months of fiscal 1997, primarily for the purchases of bulk CO2 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced significant positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, the Company continually reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded. In August 1996 certain assets, primarily consisting of bulk CO2 systems, were acquired for an aggregate cash purchase price of $1.4 million.

         Prior to the IPO, the Company's primary sources of liquidity were borrowings under its then existing credit facility with its secured lender which was repaid and terminated upon consummation of the IPO; equity and debt capital obtained from various venture capital funds and individuals, including parties that sold businesses to the Company; and cash flows from operations.

         Prior to the IPO, the Company had outstanding approximately $2.9 million in principal amount of Senior Subordinated Notes, a portion of which was convertible at the option of the holders thereof into Common Stock. The holders of the Senior Subordinated Notes converted, effective upon the closing of the IPO, approximately $407,000 of the principal amount of the Senior Subordinated Notes into an aggregate of 805,209 shares of Common Stock. The Company repaid the remaining principal of the Senior Subordinated Notes and accrued interest thereon with a portion of the net proceeds of the IPO. The Company also had outstanding 485 shares of Series A Preferred Stock; 500 shares of Series B Preferred Stock; 500 shares of Series C Preferred Stock and 1500 shares of Series D Preferred Stock. Effective upon closing of the IPO, (i) the Company redeemed with a portion of the net proceeds of the IPO all of the outstanding Series A Preferred Stock and Series B Preferred Stock for an aggregate of $ 485,500 plus approximately $243,000 of accrued dividends and (ii) all of the outstanding Series C Preferred Stock and Series D Preferred Stock automatically converted into an aggregate of 455,430 shares of Common Stock. The Company used a portion of the net proceeds of the IPO to pay accrued dividends of approximately $118,000 on the Series C Preferred Stock and Series D Preferred Stock. In addition, the holders of warrants to purchase an aggregate of 118,167 shares of Common Stock exercised such warrants effective upon the closing of the IPO.

         The Company's capital resources include cash flows from operations; the net proceeds from the Company's sale of 1,761,165 shares of Common Stock in the Company's Secondary Public Offering in June 1996; and available borrowing capacity under the Company's credit facility with NationsBank of Florida, N.A. (the "NationsBank Facility"). The Company has available under the NationsBank Facility an aggregate of $30.0 million, including a $6.0 million term loan that was used, together with a portion of the net proceeds of the IPO, to refinance the outstanding balance of existing indebtedness under its prior credit facility; a $13.0 million "tank revolver" to finance the purchase and installation of new bulk CO2 service systems; a $10.0 million acquisition revolver to finance the purchase of bulk CO2 service businesses; and a $1.0 million line of credit for general working capital needs. All portions of the NationsBank Facility require full repayment of all outstanding principal and interest on November 30, 1998, the maturity date of the NationsBank Facility. The Company believes that cash from operating activities, the net proceeds from the IPO and the Secondary Public Offering and available borrowings under the NationsBank Facility will be sufficient to fund proposed operations for at least the next 12 months at its current rate of growth. The NationsBank Facility is secured by substantially all the assets of the Company. The Company is required to meet certain financial covenants under the NationsBank Facility, and may not access borrowings which would cause its total debt to exceed 3.25 times EBITDA.

         Working Capital. At June 30, 1996 the Company had working capital of $40.7 million. At September 30, 1996, the Company had working capital of $33.1 million.

         Cash Flows from Operating Activities. For the three months ended September 30, 1995 and September 30, 1996 net cash provided by operating activities was $557,000 and $369,000, respectively.
 The decrease from the 1995 period to the 1996 period of $188,000 is primarily attributable to a reduction in accounts payable.

         Cash Flows from Investing Activities. For the three months ended September 30, 1995 and September 30, 1996 net cash used in investing activities was $1.3 million and $7.2 million, respectively. These investing activities were attributable to the installation and direct placement costs and acquisition of new bulk CO2 systems, the additional fixed assets for the Company's new corporate headquarters and the purchase of an airplane by the Company's newly formed July 1996, wholly-owned subsidiary NuAir, Inc. The airplane is to be utilized exclusively by the Company. It will enable the Company to reach remote geographic locations which are inconvenient by commercial means of transportation.

         Cash Flows from Financing Activities. For the three months ended September 30, 1995 and September 30, 1996, net cash provided by (used in) financing activities were $596,000 and ($1.1 million), respectively. For the three months ended September 30, 1995, cash flows from financing activities are primarily attributable to the net increase in borrowings to finance the placement of bulk CO2 systems. For the three months ended September 30, 1996 net cash used in financing activities are primarily from the redemption and cancellation of a warrant issued to a representative of the underwriters in the IPO.

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

                  (b) No reports on Form 8-K were filed for the quarter ended September 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  NuCo2 Inc.


Dated November 13, 1996                     By:   /S/ JOANN SABATINO
                                                  ------------------
                                                  Joann Sabatino
                                                  Chief Financial Officer