Form 10QSB
period 1996-12-31
NUCO2 INC /FL
filed 1997-02-12
CIK 947577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  DECEMBER 31, 1996

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

            Yes  /X /            No  / /

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                 CLASS                       OUTSTANDING AT DECEMBER 31, 1996
                 -----                       --------------------------------
         Common Stock, $.001 par value                7,163,434 shares

                                   NUCO2 INC.

                                      INDEX

  PART I.       FINANCIAL INFORMATION

  ITEM 1.       FINANCIAL STATEMENTS

                Consolidated Balance Sheets as of                          3
                December 31, 1996 and June 30, 1996

                Consolidated Statements of Operations                      4
                for the Three Months Ended December 31,
                1996 and December 31, 1995

                Consolidated Statements of  Operations                     5
                for the Six Months Ended December 31, 1996
                and December 31, 1995

                Consolidated Statement  of Shareholders'                   6
                Equity for the Six Months Ended
                December 31, 1996

                Consolidated Statements of Cash Flows for the            7-8
                Six Months Ended December 31, 1996 and
                December 31, 1995

                Notes to Consolidated Financial Statements

  ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                OF OPERATION                                            13-18

  PART II.      OTHER INFORMATION

  ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                           19

  SIGNATURES                                                               20

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            NUCO2 INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                         ASSETS                                (unaudited)
                                                                            December 31, 1996         June 30, 1996
                                                                            -----------------         -------------
Current assets:
    Cash and cash equivalents                                                  $31,235,268             $43,000,676
    Trade accounts receivable, net of allowance for doubtful accounts of $331,777 and
    $210,629, respectively                                                       1,647,925               1,385,642
    Inventories                                                                     79,040                  52,425
    Prepaid expenses and other current assets                                      647,399                 384,948
                                                                                ----------              -----------
        Total current assets                                                    33,609,632              44,823,691
                                                                                -----------             ----------

Property and equipment, net                                                     34,461,814              24,392,692
                                                                                -----------             -----------

Other assets:
    Goodwill, net                                                                3,055,722              3,064,877
    Deferred charges, net                                                          310,107                389,343
    Customer lists, net                                                            997,033                873,512
    Restrictive covenants, net                                                     177,500                114,167
    Deferred lease acquisition costs, net                                          989,169                714,040
    Deposits                                                                        82,107                260,363
                                                                               -----------             -----------
       Total other assets                                                        5,611,638               5,416,302
                                                                               -----------             -----------
          Total assets                                                         $73,683,084             $74,632,685
                                                                               ===========             ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                        $2,293,527              $1,358,447
    Accounts payable                                                             2,020,833               2,226,795
    Accrued expenses                                                               514,655                 497,975
    Other current liabilities                                                       24,442                  73,529
                                                                                ----------              -----------
       Total current liabilities                                                 4,853,457               4,156,746

    Long-term debt, excluding current maturities                                 8,365,438               9,485,994
    Customers' deposits                                                            425,205                 305,535
                                                                                ----------              -----------
       Total liabilities                                                        13,644,100              13,948,275
                                                                                -----------             -----------

Shareholders' Equity:
     Common stock; par value $.001 per share; 30,000,000 authorized;
     issued and outstanding 7,163,434 and 7,129,467 shares,
     respectively
                                                                                     7,163                   7,129
    Additional paid-in capital                                                  62,690,183              63,743,312
    Accumulated deficit                                                         (2,658,362)             (3,066,031)
                                                                                ----------              ----------
       Total shareholders' equity                                               60,038,984              60,684,410
    Commitments and contingencies
                                                                               -----------             -----------
                                                                               $73,683,084             $74,632,685
                                                                               ===========             ===========

                            NUCO2 INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                           ------------------
                                                                 December 31, 1996        December 31, 1995
                                                                 -----------------        -----------------

 Net sales                                                         $4,332,528               $2,783,003

Costs and expenses:
    Cost of products sold                                           2,095,313                1,198,481
    Selling, general and administrative expenses                    1,401,549                  590,102
    Depreciation and amortization                                     995,798                  537,437
                                                                   ----------                ----------
                                                                    4,492,660                2,326,020
                                                                   ----------                ----------

            Operating (loss) income                                  (160,132)                 456,983

Other (Income) Expenses:
      Interest (income) expense, net                                 (225,952)                 496,663
                                                                   ----------               -----------

           Income (loss) before extraordinary item                     65,820                  (39,680)
                                                                   ----------               -----------

Extraordinary item - loss on extinguishment of debt                      --                    859,522
                                                                   ----------                ----------
           Net income (loss)                                        $  65,820                $(899,202)
                                                                   ==========                ==========

           Dividends on Preferred Stock                             $    --                  $ (53,492)
                                                                   ==========                ==========

          Net income (loss) attributable to
          stockholders                                               $ 65,820                $(952,694)
                                                                   ==========                ==========
Income (loss) per common share

           Income (loss) before extraordinary item                     $ 0.01                  $ (0.03)

           Extraordinary item                                            --                      (0.23)
                                                                  ===========                ==========

           Net income (loss)                                           $ 0.01                  $ (0.26)
                                                                  ===========                ==========

          Weighted average number of common and
          common equivalent shares outstanding                      7,284,986                3,673,404
                                                                  ===========               ===========

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                           Six Months Ended
                                                                           ----------------
                                                                 December 31, 1996     December 31, 1995
                                                                 -----------------     -----------------

Net Sales                                                          $ 8,404,185            $ 5,480,701

Costs and expenses:
    Cost of products sold                                             4,064,864              2,315,519
    Selling, general and administrative expenses                      2,631,974              1,152,918
    Depreciation and amortization                                     1,817,641              1,128,179
                                                                   ------------           ------------
                                                                      8,514,479              4,596,616
                                                                   ------------           ------------

             Operating income (loss)                                   (110,294)               884,085

Other (Income) Expenses:
        Interest (income) expense, net                                 (517,964)               998,970
                                                                   ------------           ------------

             Income (loss) before extraordinary item                   $407,670             $ (114,885)
                                                                   ------------           ------------

Extraordinary item - loss on extinguishment of debt                       --                  859,522
                                                                   ------------           ------------

             Net  income (loss)                                        $407,670            $ (974,407)
                                                                   ============           ============

             Dividends on Preferred Stock                          $      --              $  (110,917)
                                                                   ============           ============

             Net income (loss) attributable to common stockholders     $407,670           $(1,085,324)
                                                                   ============           ============

Income (loss) per common share

             Income (loss) before extraordinary item                     $ 0.06           $    (0.07)

             Extraordinary item                                              --                (0.24)

                                                                       --------            ----------
             Net income (loss)                                           $ 0.06            $   (0.31)
                                                                       =========           ==========

             Weighted average number of common and
                 common equivalent shares outstanding                 7,310,975            3,530,320
                                                                      =========            ==========

                            NUCO2 INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                    Common Stock              Additional                             Total
                                                    ------------                Paid-in         Accumulated      Shareholders'
                                             Shares             Amount           Capital          Deficit            Equity
                                             ------             ------           -------          -------            ------

Balance, June 30, 1996                      7,129,467          $7,129          $63,743,312      $(3,066,031)     $60,684,410

Exercise of options                            33,967              34              149,421                           149,455

Redemption of warrant                                                           (1,143,450)                       (1,143,450)

Additional expenses - secondary offering                                           (59,100)                          (59,100)

Net income                                                                                          407,669          407,669
                                            ---------         ----------       -----------      -----------       -----------

Balance, December 31, 1996                  7,163,434          $7,163          $62,690,183      $(2,658,362)      $60,038,984
                                            =========         =========        ===========      ============      ===========

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Six Months Ended
                                                                                                    ----------------
                                                                                  December 31, 1996           December 31, 1995
                                                                                  -----------------           -----------------

Net income (loss) before extraordinary item                                            $407,670                $(114,885)
Extraordinary item - loss on extinguishment of debt                                        --                    859,522
                                                                                    -----------               -----------
Net income (loss)                                                                       407,670                 (974,407)

Cash flows from operating activities:
Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
    Depreciation of property and equipment                                            1,349,905                  712,010
    Amortization of other assets                                                        467,736                  416,169
     (Gain) on disposal of property and equipment                                        (1,825)                  (8,765)
      Write-off of deferred financing costs                                                --                    784,069
    Changes in operating assets and liabilities:
    Decrease (increase) in:
                 Trade accounts receivable                                             (262,283)                (204,146)
           Inventories                                                                  (26,615)                   1,795
           Prepaid expenses and other current assets                                   (262,451)                (175,932)
    Increase (decrease) in:
           Accounts payable                                                            (205,962)                 279,566
           Accrued expenses                                                              16,680                  (21,589)
           Other current liabilities                                                    (49,087)                  17,773
           Customers' deposits                                                          119,670                   34,785
                                                                                    -----------               -----------

                Net cash provided by operating activities                             1,553,438                  861,328
                                                                                    -----------               -----------

Cash flows from investing activities:
    Proceeds from disposal of property and equipment                                     74,813                   20,600
    Purchase of property and equipment                                              (11,492,015)              (2,481,550)
    Acquisition of customer list                                                       (250,000)                   --
    Increase in restrictive covenant                                                   (100,000)                   --
       Increase in deferred charges                                                        --                    (643,466)
    Increase in goodwill                                                                (72,932)                  (40,000)
    (Increase) decrease in deposits                                                     178,256                    (4,889)
    Increase in deferred lease acquisition costs                                       (413,779)                 (232,613)
                                                                                    ------------                  ---------

            Net cash (used in) investing activities                                 $(12,075,657)              $(3,381,918)
                                                                                    -------------              ------------

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)


                                                                                                   Six Months Ended
                                                                                                   ----------------
                                                                                 December 31, 1996        December 31, 1995
                                                                                 -----------------        -----------------

Cash flows from financing activities:

    Proceeds from issuance of common stock                                              $--                  $16,232,804
    Proceeds from issuance of long-term debt                                            11,604                 7,681,631
    Repayment of long-term debt                                                       (197,080)              (15,633,847)
    Increase in loan payable to shareholder                                              --                      200,000
    Repayment of loan payable to shareholder                                             --                     (200,000)
    Increase in deferred charges                                                        (4,618)                    --
    Decrease in deferred interest payable                                                --                     (306,535)
    Exercise of warrants and options                                                   149,455                   656,902
    Preferred stock dividends                                                            --                     (361,275)
    Redemption of Series A preferred stock                                               --                     (485,000)
    Redemption of Series B preferred stock                                               --                         (500)
    Redemption of warrants                                                          (1,143,450)                     --
    Additional expenses - secondary offering                                           (59,100)                     --
                                                                                    -----------               -----------

                    Net cash  (used in ) provided by financing activities           (1,243,189)                7,784,180
                                                                                    -----------               -----------

   (Decrease ) Increase in cash and cash equivalents                               (11,765,408)                5,263,590
    Cash and cash equivalents, beginning of period                                  43,000,676                   561,778
                                                                                   ------------              ----- ------
    Cash and cash equivalents, end of period                                       $31,235,268                $5,825,368
                                                                                   ============              ============



    Supplemental  disclosure of cash flow  information:
       Cash paid during the period for:
       Interest                                                                       $455,400                $1,396,821
                                                                                    ==========                ===========
       Income taxes                                                                       0                         0
                                                                                    ==========                ===========

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

NOTE 3.     PUBLIC OFFERING

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

            In December 1996, the shareholders voted and approved another increase in the number of shares authorized of Common Stock of the Company to 30,000,000 shares.

                   (b)    Secondary Public Offering

            In connection with the Company's Secondary Public Offering, 1,425,165 shares of Common Stock were sold by the Company in June 1996. In addition, an over-allotment option from the Company for an additional 336,000 shares of Common Stock was exercised.

            The net proceeds the Company received from the sale of the 1,761,165 shares of Common Stock, after deducting the underwriters' discounts and commissions and other offering expenses was $44,584,145. The Company repaid $1,963,486 of indebtedness outstanding under its credit facility with NationsBank of Florida, N.A. with the proceeds of the Secondary Public Offering. The Company intends to use the remaining proceeds to fund internal growth, for the acquisition of additional bulk CO2 systems leasing businesses and for general corporate purposes.

NOTE 4.                 ACQUISITIONS

            Effective August 30, 1996, the Company purchased certain assets from Geer Gas Corporation and OK Leasing Company for an aggregate purchase price of $1,400,000. The Company paid cash in these transactions.

NOTE 5.      LONG-TERM DEBT

            The Company entered into an agreement for a $30 million dollar credit facility with NationsBank of Florida, N.A. simultaneous with the closing of the IPO. Additionally, all loans with the Company's previous bank were repaid. As of December 31, 1996, a total of $10,156,465 was outstanding pursuant to the new credit facility which is comprised of a $6.0 million term loan and $4,156,465 of drawings pursuant to the tank and acquisition revolvers of the credit facility. The term loan is payable interest only for twelve months and principal payments of $100,000 plus interest at a fixed rate of 8.51%, payable monthly for twenty-three months commencing January 1997. The tank and acquisition revolvers are interest only for 12 months at two hundred seventy-five basis points above the 30-day London InterBank Offering Rate ("LIBOR") (8.13% at December 31, 1996), with the principal amount outstanding at the end of 12 months (December 1996) and 24 months (December 1997) converted to term loans calculated on a 60 month amortization schedule. Any accrued interest and one final payment of all unpaid principal is due and payable on November 30, 1998.

Extraordinary item - loss on extinguishment of debt

            For the six months ended December 31, 1995 the Company incurred a one time extraordinary charge of $859,522 for the write-off of deferred financing costs and prepayment penalties related to debt which was repaid with the proceeds of the IPO.

NOTE 6.         STOCK OPTION PLAN

            In 1995, the board of directors approved the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 350,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non qualified stock options. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's Common Stock at the date of the grant, and the exercise price of non qualified stock options issued to employees may not be less than 75% of the fair market value of the Company's Common Stock at the date of the grant. The maximum term for all options is 10 years. As of December 31, 1996, 50,576 options were granted at an exercise price of $9.00 per share, 75,000 options were granted at an exercise price of $17.50 per share and 222,500 options were granted at an exercise price of $11.25 per share. The 50,576 options, the 75,000 options and the 222,500 options vest one-third per annum commencing December 1996, April 1997 and October 1997, respectively. Of these options, 16,859 are currently exercisable.

            The board of directors of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company has reserved 60,000 shares of Common Stock. Under the terms of the Directors' Plan each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. As of December 31, 1996, options to purchase a total of 24,000 shares of Common Stock at an exercise price of $9 per share had been issued. Of these options, 8,000 are currently exercisable.

            Statement of Financial Standards No. 123 Accounting for Stock-Based Compensation, defines a fair value based method of accounting for stock options. It is effective for fiscal years beginning after December 15, 1995. The Statement allows an entity to continue to measure cost using the accounting method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1996 and fiscal 1997; expected volatility of 78%, risk-free interest rate of approximately 6.0%, and expected lives of one to five years. The Company is adopting SFAS 123 in fiscal year end June 30, 1997 and presents the following pro forma disclosures rather than change its present method of accounting for employee stock options:


                                                            Six Months Ended
                                                            December 31, 1996
                                                            -----------------
          Net income attributable to common shareholders        $  183,670
                                                                ==========
          Net income  per common share                          $     0.03
                                                                ==========
          Weighted average number of common
          and common equivalent shares                           7,281,983
          outstanding                                           ==========


            The  pro  forma  adjustment  for  stock  based   compensation  costs
recognized under SFAS 123 is approximately $224,000.

NOTE 7.         OPERATING LEASES

            The Company entered into thirty seven operating leases from July 1 through December 31, 1996. Twelve leases were for warehouse facilities with aggregate annual rentals of approximately $235,000 expiring at various dates through 1999. Twenty five leases were for trucks with aggregate annual rentals of approximately $250,000 expiring at various dates through 2003.

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

            During the quarter ending December 31, 1996, the Company entered into several agreements to help build route density and, in some cases, expand its service area. On October 16, 1996, the Company announced that it had reached an agreement to supply bulk CO2 systems to approximately 140 theaters in the Northeast, owned by Loew's Theaters Management Corp. and operating as Sony Theaters. On November 7, 1996, the Company reached an agreement with BP Exploration & Oil Inc. ("BP") to supply bulk CO2 systems to BP owned locations on a roll-out basis. The initial installations began in the Ohio market, followed shortly thereafter with installations in the Southeast. On November 22, 1996, the Company announced the opening of its service and supply depot in Houston, Texas. This event, coupled with the simultaneous installation rollout of new Pizza Hut and previously announced Church's Chicken locations, allowed the Company to intensify its presence in the Texas market.

            Highlighting  the events in this quarter was the Company reaching an agreement with Burger King Corporation ("Burger King"), a division of Grand Metropolitan PLC, to supply Burger King locations with bulk CO2 services throughout the United States. This agreement includes approximately 550 company-owned locations, and, more importantly, provides that the Company and Burger King will work jointly in the development of a program to be presented to Burger King franchisees. The Company believes that there are approximately 1,100 franchisees operating 6,000 Burger King restaurants in the United States.
Currently, over 3,500 of these locations are within the Company's current service area.

            The Company continued dialogue with major fast-food restaurant and convenience store chains both on regional and national levels. The Company also recorded its largest increase in new internally generated placements in a quarter (1,380), continuing to strive towards its major objective, the building of route density.

GENERAL

            At December 31, 1996 the Company leased 15,575 bulk CO2 systems to its customers, principally pursuant to five year noncancelable lease contracts. These customers include restaurants, convenience stores, theaters, taverns and other businesses which dispense carbonated beverages. Generally, these contracts are classified as one of two types: "budget-plan" service contracts and "rental plus per pound charge" contracts. Pursuant to budget plan contracts, customers pay a fixed monthly charge for the lease of a Company owned bulk CO2 system on the customer's premises and refills of bulk CO2 according to a predetermined schedule. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. If the maximum annual volume is exceeded, the customer is charged for additional bulk CO2 delivered. Pursuant to rental plus per pound charge contracts, the Company also leases a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. The Company's contracts generally provide for price increases based upon increases in the consumer price index. The Company provides some services besides those offered under the above two types of contracts. As of December 31, 1996, the Company provided "fill only" service to approximately 3,400 customers.

            As of December 31, 1996, approximately 6,274 of the Company's 18,975 bulk customers were billed on a per pound basis which varies with the quantity of bulk CO2 delivered. These customers will tend to consume less CO2 in the winter months, and this may cause the Company's revenues and earnings for its fiscal quarters ending in December and March to be relatively lower than for its other quarters. As of December 31, 1996, approximately 12,700 of the Company's 18,975 bulk customers were billed at a flat monthly rate which does not vary throughout the year. The Company also supplies carbon dioxide, nitrogen and helium in high pressure cylinders, to approximately an additional 700 customers.

            The Company intends to continue to grow through a combination of internal growth and acquisitions. The Company requires significant capital to purchase and install bulk CO2 systems at customers' locations and to grow the network of service and supply depots and specialized CO2 delivery vehicles required to service these installations. Once installed, however, there are minimal additional capital requirements for bulk CO2 systems in service, and the Company has generally experienced significant positive cash flows on a per-unit basis. These cash flows stem from per-unit operating income combined with per-unit non-cash charges for depreciation and amortization. The Company believes its current installed base of bulk CO2 systems is stable, partly due to the existence of long-term contracts with its customers. In fiscal 1996 and the six months ended December 31, 1996, less than 5% of Company owned bulk CO2 systems experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned for use with other customers, or left in place when prospects for a new restaurant in the same location are deemed favorable.

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:

                                                             Three Months Ended                   Six Months Ended
                                                                December 31,                        December 31,
                                                                ------------                        ------------
                                                           1995             1996             1995              1996
                                                           ----             ----             ----              ----
Income Statement Data:
Net sales ..........................................      100.0%          100.0%            100.0%           100.0%
Cost of products sold...............................       43.1%           48.4%             42.3%            48.4%
Selling, general and administrative expenses........       21.2%           32.3%             21.0%            31.3%
Depreciation and amortization.......................       19.3%           23.0%             20.6%            21.6%
                                                           -----         -------             -----            ------
Operating income....................................       16.4%         (3.7)%              16.1%            (1.3)%
                                                           -----         -------             -----            ------
Interest expense (income), net......................       17.8%          (5.2)%             18.2%            (6.2)%
                                                                                                              ------
Extraordinary item - loss on extinguishment of debt        30.9%            --               15.7%             --
                                                         -------         -------            -------           ------
Net (loss) income...................................     (32.3%)           1.5%             (17.8)%            4.9%
                                                         =======         =======            ======            =====

Other Data:
Operating income before depreciation and amortization
(EBITDA)............................................      35.7%           19.3%             36.7%             20.3%
                                                          =====          ======             =====             =====

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

            Net sales increased by $1.5 million, or 55.7%, from $2.8 million in the 1995 period to $4.3 million in the 1996 period. Approximately $272,000 of the increase represented net sales resulting from the May 1996 acquisition of the BevServ Division of the Coca-Cola Bottling Company of New York, Inc. (BevServ). In addition, approximately $124,000, $35,000, and $122,000 represented net sales from two acquisitions in January, 1996, one acquisition in June 1996, and one acquisition in September 1996, respectively. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems in service.

            Costs of products sold increased by $897,000 from $1.2 million in the 1995 period to $ 2.1 million in the 1996 period and increased as a percentage of net sales from 43.1% to 48.4%. This increase was attributable to the expansion of the Company into new territories. The number of depots operated by the Company at December 31, 1996, increased to 35, compared to 21 at December 31, 1995. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. The Company typically services approxiamtely 350 customers per delivery vehicle in its mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.

            Selling, general and administrative expenses increased by $811,000 from $590,000 in the 1995 period to $1.4 million in the 1996 period and increased as a percentage of net sales, from 21.2% to 32.3%. The dollar increase was attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. At December 31, 1995 the Company had operations in seven southeastern states and employed 13 marketing personnel and at December 31, 1996, the Company had operations in 22 states and employed 34 marketing personnel. The Company also experienced approximately $134,000 of general and administrative expenses in connection with the Company's airplane and $64,000 of additional insurance, professional fees and other costs associated with being a public company.

            Depreciation and amortization increased by $458,000 from $537,000 in the 1995 period to $996,000 in the 1996 period. As a percentage of net sales, such expenses increased from 19.3% in the 1995 period to 23.0% in the 1996 period. Depreciation expense increased by $388,000 from $362,000 in the 1995 period to $750,000 in the 1996 period principally due to the increase in bulk CO2 systems leased to customers and the Company's airplane. Expressed as percentage of net sales, depreciation expense increased from 13.0% in the 1995 period to 17.3% in the 1996 period. Amortization expense increased by $70,000 from $176,000 in the 1995 period to $246,000 in the 1996 period primarily due to the amortization related to deferred lease acquisition costs. As a percentage of net sales, amortization expense decreased from 6.3% to 5.7%, respectively.

            Net interest expense in the 1995 period was $497,000 compared to net interest income in the 1996 period of $226,000. This change is attributable to the repayment of debt from the proceeds of the IPO in December 1995 and the increased level of cash equivalents in the 1996 period from the Secondary Public Offering in June 1996.

            During the 1995 period, the Company wrote-off $785,000 of deferred financing costs and incurred $75,000 in prepayment penalties related to debt which was repaid with the proceeds of the IPO.

            For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, decreased from $994,000 in the 1995 period to $836,000 in the 1996 period and decreased as a percentage of net sales from 35.7% to 19.3%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

SIX MONTHS  ENDED  DECEMBER 31, 1996  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
1995

            Net sales increased by $2.9 million, or 53.3%, from $5.5 million in the 1995 period to $8.4 million in the 1996 period. Approximately $591,000 of the increase represented net sales resulting from the May 1996 acquisition of the BevServ Division of The Coca-Cola Bottling Company of New York, Inc. (BevServ). In addition, approximately $259,000, $79,000 and $162,000, represented net sales from two acquisitions in January 1996 and one acquisition in June 1996 and September 1996, respectively. The remainder of the increase in net sales was principally due to internal growth in the number of Company owned and customer owned bulk CO2 systems in service.

            Cost of products sold increased by $1.7 million from $2.3 million in the 1995 period to $4.1 million in the 1996 period and increased as a percentage of net sales from 42.3% to 48.4%. This increase was attributable to the expansion of the Company into new territories. The number of depots operated by the Company at December 31, 1996 increased to 35, compared to 21 at December 31, 1995. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. The Company typically services approximately 350 customers per delivery vehicle in its mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.

            Selling, general and administrative expenses increased by $1.5 million from $1.2 million in the 1995 period to $2.6 million in the 1996 period and increased as a percentage of net sales, from 21.0% to 31.3%. The dollar increase was attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. At December 31, 1995 the Company had operations in seven southeastern states and employed 13 marketing personnel and at December 31, 1996 the company had operations in 22 states and employed 34 marketing personnel. The Company also experienced approximately $167,000 of general and administrative expenses in connection with the Company's airplane and $141,000 of additional insurance, professional fees and other costs associated with being a public company.

            The agreement entered into in July 1996 with McDonald's to service 370 store owned bulk CO2 systems in the Ohio region resulted in additional operating expenses estimated by the Company to be approximately $100,000. Had the Company purchased a customer list through acquisition this amount would have been in excess of $100,000; however, it would have been capitalized and amortized over the estimated life of the customer thus alleviating the income statement effect in one period.

            Depreciation and amortization increased by $689,000 from $1.1 million in the 1995 period to $1.8 million in the 1996 period. As a percentage of net sales, such expenses increased from 20.6% in the 1995 period to 21.6% in the 1996 period. Depreciation expense increased by $638,000 from $712,000 in the 1995 period to $1.3 million in the 1996 period principally due to the increase in bulk CO2 systems leased to customers and depreciation on the Company's airplane. Expressed as a percentage of net sales, depreciation expense increased from 13.0% in the 1995 period to 16.1% in the 1996 period. Amortization expense increased by $52,000 from $416,000 in the 1995 period to $468,000 in the 1996 period primarily due to amortization related to deferred financing costs. As a percentage of net sales, amortization expense decreased from7.6% to 5.6%, respectively.

            Net interest expense in the 1995 period was $999,000 compared to net interest income in the 1996 period of $518,000. This change is attributable to the repayment of debt from the proceeds of the IPO in December 1995 and the increased level of cash and cash equivalents in the 1996 period from the Secondary Public Offering in June 1996.

            During the 1995 period, the Company wrote-off $785,000 of deferred financing costs and incurred $75,000 in prepayment penalties related to debt which was repaid with the proceeds of the IPO.

            For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, decreased from $2.0 million in the 1995 period to $1.7 million in the 1996 period and decreased as a percentage of net sales from 36.7% to 20.3%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.


LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash requirements consist principally of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of principal and interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. The Company anticipates making cash capital expenditures of approximately $6.0 million to $9.0 million during the remaining six months of fiscal 1997, primarily for the purchases of bulk CO2 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced significant positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, the Company continually reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded. In August 1996 certain assets, primarily consisting of bulk CO2 systems, were acquired for an aggregate cash purchase price of $1.4 million.

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

            Working Capital. At June 30, 1996 the Company had working capital of $40.7 million. At December 31, 1996, the Company had working capital of $28.8 million.

            Cash  Flows from  Operating  Activities.  For the six  months  ended
December 31, 1995 and December 31, 1996 net cash provided by operating activities was $861,000 and $1.6 million, respectively. The increase from the 1995 period to the 1996 period of $692,000 is primarily due to the net income and an increase in depreciation and amortization.

            Cash Flows from Investing Activities. For the six months ended December 31, 1995 and December 31, 1996 net cash used in investing activities was $3.4 million and $12.1 million, respectively. These investing activities were attributable to the installation and direct placement costs and acquisition of new bulk CO2 systems, the additional fixed assets for the Company's new corporate headquarters and the purchase of an airplane by the Company's newly formed July 1996, wholly-owned subsidiary NuAir, Inc. The airplane is to be utilized exclusively by the Company. It will enable the Company to reach remote geographic locations which are inconvenient by commercial means of transportation. However, due to the higher than anticipated costs associated with the airplane, on February 5, 1997 NuAir, Inc. listed the airplane on the market to be sold.

            Cash Flows from Financing Activities. For the six months ended December 31, 1995 and December 31, 1996, net cash provided by (used in) financing activities were $7.8 million and ($1.2 million), respectively. For the six months ended December 31, 1995, cash flows from financing activities are primarily from the issuance of Common Stock in connection with the IPO less the repayment of long-term debt, redemption of Preferred Stock and additional borrowings used to finance the placement of bulk CO2 systems into service.

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

                (b) No reports on Form 8-K were filed for the quarter ended December 31, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NuCo2 Inc.


Dated February 12, 1997            By: /S/ JOANN SABATINO
                                       ------------------
                                       Joann Sabatino
                                       Chief Financial Officer