Form 10QSB
period 1997-03-31
NUCO2 INC /FL
filed 1997-05-14
CIK 947577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE   ACT OF 1934

For the transition period from ____________ to ____________

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

            Yes      X                          No

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


          CLASS                                 OUTSTANDING AT MARCH 31, 1997
          -----                                 -----------------------------
     Common Stock, $.001 par value                   7,163,434 shares

                                   NUCO2 INC.

                                      INDEX
                                      -----

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of                                  3
            March 31, 1997 and June 30, 1996

            Consolidated Statements of Operations                              4
            for the Three Months Ended March 31,
            1997 and March 31, 1996

            Consolidated Statements of  Operations                             5
            for the Nine Months Ended March 31, 1997
            and March 31, 1996

            Consolidated Statement  of Shareholders'                           6
            Equity for the Nine Months Ended
            March 31, 1997

            Consolidated Statements of Cash Flows for the                    7-8
            Nine Months Ended March 31, 1997 and
            March 31, 1996

            Notes to Consolidated Financial Statements                      9-12

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       3-18

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                  19

SIGNATURES                                                                    20

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            NUCO2 INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                         ASSETS                                                     (unaudited)
                                                                                                   March 31, 1997     June 30, 1996
                                                                                                   --------------     -------------
Current assets:
    Cash and cash equivalents                                                                      $ 27,355,295        $ 43,000,676
    Trade accounts receivable, net of allowance for doubtful accounts of
    $443,465 and $210,629, respectively                                                               1,825,632           1,385,642
    Inventories                                                                                          85,701              52,425
    Prepaid expenses and other current assets                                                           550,380             384,948
                                                                                                   ------------        ------------
        Total current assets                                                                         29,817,008          44,823,691
                                                                                                   ------------        ------------

Property and equipment, net                                                                          38,492,678          24,392,692
                                                                                                   ------------        ------------

Other assets:
    Goodwill, net                                                                                     5,470,326           3,064,877
    Deferred charges, net                                                                               292,364             389,343
    Customer lists, net                                                                               1,509,064             873,512
    Restrictive covenants, net                                                                          413,667             114,167
    Deferred lease acquisition costs, net                                                             1,113,802             714,040
    Deposits                                                                                             87,128             260,363
                                                                                                   ------------        ------------
       Total other assets                                                                             8,886,351           5,416,302
                                                                                                   ------------        ------------
          Total assets                                                                             $ 77,196,037        $ 74,632,685
                                                                                                   ============        ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                                           $  2,233,383        $  1,358,447
    Accounts payable                                                                                  1,965,469           2,226,795
    Accrued expenses                                                                                  4,522,993             497,975
    Other current liabilities                                                                            27,622              73,529
                                                                                                   ------------        ------------
       Total current liabilities                                                                      8,749,467           4,156,746

Long-term debt, excluding current maturities                                                          7,900,204           9,485,994
Customers' deposits                                                                                     482,773             305,535
                                                                                                   ------------        ------------
       Total liabilities                                                                             17,132,444          13,948,275
                                                                                                   ------------        ------------

Shareholders' Equity:
    Common stock; par value $.001 per share; 30,000,000 authorized; issued and
    outstanding 7,163,434 and 7,129,467 shares, respectively                                              7,163               7,129
    Additional paid-in capital                                                                       62,690,183          63,743,312
    Accumulated deficit                                                                              (2,633,753)         (3,066,031)
                                                                                                   ------------        ------------
       Total shareholders' equity                                                                    60,063,593          60,684,410
    Commitments and contingencies
                                                                                                   ------------        ------------
                                                                                                   $ 77,196,037        $ 74,632,685
                                                                                                   ============        ============

                            NUCO2 INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                        ------------------
                                                  March 31, 1997  March 31, 1996
                                                  --------------  --------------

Net sales                                           $ 4,668,867    $ 2,974,376


Costs and expenses:
    Cost of products sold                             2,166,284      1,321,047
    Selling, general and administrative expenses      1,564,630        774,063
    Depreciation and amortization                     1,070,776        608,057
                                                    -----------    -----------
                                                      4,801,690      2,703,167
                                                    -----------    -----------

        Operating (loss) income                        (132,823)       271,209

    Interest (income) expense, net                     (157,432)       154,027
                                                    -----------    -----------

Net income                                          $    24,609    $   117,182
                                                    ===========    ===========


Net income per common share                         $      --      $      0.02
                                                    ===========    ===========



Weighted average number of common and common
    equivalent shares outstanding                     7,283,115      5,513,124
                                                    ===========    ===========

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                               March 31, 1997     March 31, 1996
                                                                               --------------     --------------

Net Sales                                                                       $ 13,073,052       $  8,455,077

Costs and expenses:
    Cost of products sold                                                          6,231,148          3,636,566
    Selling, general and administrative expenses                                   4,196,604          1,926,981
    Depreciation and amortization                                                  2,888,417          1,736,236
                                                                                ------------       ------------
                                                                                  13,316,169          7,299,783
                                                                                ------------       ------------

        Operating income (loss)                                                     (243,117)         1,155,294

Other (Income) Expenses:
        Interest (income) expense, net                                              (675,395)         1,152,997
                                                                                ------------       ------------

        Income before extraordinary item                                             432,278              2,297

Extraordinary item - loss on extinguishment of debt                                     --             (859,522)
                                                                                ------------       ------------

        Net  income (loss)                                                      $    432,278           (857,225)
                                                                                ============       ============

        Dividends on Preferred Stock                                            $       --         $   (110,917)
                                                                                ============       ============

        Net income (loss) attributable to common stockholders                   $    432,278       $   (968,142)
                                                                                ============       ============

Income (loss) per common share

        Income (loss) before extraordinary item                                 $       0.06       $      (0.03)

        Extraordinary item                                                              --                 (.20)
                                                                                ------------       ------------

        Net income (loss)                                                       $       0.06       $       (.23)
                                                                                ============       ============

        Weighted average number of common and                                      7,322,850          4,166,807
          common equivalent shares outstanding                                  ============       ============

                            NUCO2 INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                               Common Stock           Additional                          Total
                                                               ------------             Paid-in         Accumulated    Shareholders'
                                                          Shares        Amount          Capital           Deficit         Equity
                                                          ------        ------          -------           -------         ------

Balance, June 30, 1996                                  7,129,467    $      7,129    $ 63,743,312     $ (3,066,031)    $ 60,684,410

Exercise of options                                        33,967              34         149,421                           149,455

Redemption of warrant                                                                  (1,143,450)                       (1,143,450)

Additional expenses - secondary offering                                                  (59,100)                          (59,100)

Net income
                                                                                                           432,278          432,278
                                                     ------------    ------------    ------------     ------------     ------------

Balance, March 31, 1997                                 7,163,434    $      7,163    $ 62,690,183     $ (2,633,753)    $ 60,063,593
                                                     ============    ============    ============     ============     ============


                            NUCO2 INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                            -----------------
                                                                                  March 31, 1997         March 31, 1996
                                                                                  --------------         --------------

Net income before extraordinary item                                               $    432,278          $      2,297
Extraordinary item - loss on extinguishment of debt                                        --                (859,522)
                                                                                   ------------          ------------
Net income (loss)                                                                       432,278              (857,225)

Cash flows from operating activities:
Adjustments to  reconcile  net income  (loss) to net cash  provided by operating activities:
    Depreciation of property and equipment                                            2,156,766             1,128,617
    Amortization of other assets                                                        731,651               607,619
    Loss (gain)  on disposal of property and equipment                                   91,065                (1,823)
    Write-off of deferred financing costs                                                  --                 784,069
    Changes in operating assets and liabilities:
    Decrease (increase) in:
           Trade accounts receivable                                                   (439,990)             (356,491)
           Inventories                                                                  (33,276)                 (109)
           Prepaid expenses and other current assets                                   (165,432)             (217,682)
    Increase (decrease) in:
           Accounts payable                                                            (261,326)             (869,161)
           Accrued expenses                                                           4,025,018              (242,936)
           Other current liabilities                                                    (45,907)                9,873
           Customers' deposits                                                          177,238                57,525
                                                                                   ------------          ------------

                Net cash provided by operating activities                             6,668,085                42,276
                                                                                   ------------          ------------

Cash flows from investing activities:
    Proceeds from disposal of property and equipment                                  2,011,526                82,600
    Purchase of property and equipment                                              (18,359,342)           (5,477,718)
    Acquisition of customer lists                                                      (835,873)              (29,000)
    Increase in restrictive covenant                                                   (360,000)                 --
    Increase in deferred charges                                                           --                (643,116)
    Increase in goodwill                                                             (2,531,674)             (105,558)
    (Increase) decrease in deposits                                                     173,235                (7,484)
    Increase in deferred lease acquisition costs                                       (618,188)             (372,281)
                                                                                   ------------          ------------

            Net cash (used in) investing activities                                 (20,520,316)           (6,552,557)
                                                                                   ------------          ------------

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)

                                                                                            Nine Months Ended
                                                                                            -----------------
                                                                                  March 31, 1997      March 31, 1996
                                                                                  --------------      --------------

Cash flows from financing activities:

Proceeds from issuance of common stock                                            $       --            $ 16,148,474
Proceeds from issuance of long-term debt                                                11,604             9,636,637
Repayment of long-term debt                                                           (722,458)          (18,291,848)
Increase in deferred charges                                                           (29,201)                 --
Decrease in deferred interest payable                                                     --                (306,535)
Exercise of warrants and options                                                       149,455               656,902
Preferred stock dividends                                                                 --                (361,275)
Redemption of Series A preferred stock                                                    --                (485,000)
Redemption of Series B preferred stock                                                    --                    (500)
Redemption of warrants                                                              (1,143,450)                 --
Additional expenses - secondary offering                                               (59,100)                 --
                                                                                  ------------          ------------

                Net cash (used in) provided by financing activities                 (1,793,150)            6,996,855
                                                                                  ------------          ------------

(Decrease ) Increase in cash and cash equivalents                                  (15,645,381)              486,574
Cash and cash equivalents, beginning of period                                      43,000,676               561,778
                                                                                  ------------          ------------
Cash and cash equivalents, end of period                                          $ 27,355,295          $  1,048,352
                                                                                  ============          ============



Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                                     $    691,031          $  1,027,425
                                                                                  ============          ============
     Income taxes                                                                 $          0          $          0
                                                                                  ============          ============

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


NOTE 2.     NET INCOME OR LOSS PER COMMON SHARE

            The net income or loss per share computations for the 1997 and 1996 periods presented are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each period. Fully diluted and primary income or loss per common share are the same amounts for each period.

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

             Effective February 28, 1997, the Company purchased certain assets from three separate companies, Welders Supply, Inc., Carbon Dioxide In Action, Inc. and Tyler Welders Supply, Inc. for an approximate aggregate purchase price of $2,905,000. The Company paid cash in all of these transactions.

             Effective March 31, 1997, the Company acquired certain assets of Texas Oxygen, Inc. and the common stock of Texas Co2, Inc. for an aggregate purchase price of $4,000,000. The Company paid cash in this transaction.

NOTE 5.                 LONG-TERM DEBT

            The Company entered into an agreement for a $30 million dollar credit facility with NationsBank of Florida, N.A. simultaneous with the closing of the IPO. Additionally, all loans with the Company's previous bank were repaid. As of March 31, 1997, a total of $9,717,916 was outstanding pursuant to the new credit facility. The original principal balance was comprised of a $6.0 million term loan and $4,156,465 of drawings pursuant to the tank and acquisition revolvers of the credit facility. The term loan was payable interest only for twelve months. Principal payments of $100,000 plus interest at a fixed rate of 8.51%, are payable monthly for twenty-three months commencing January 1997. The tank and acquisition revolvers are interest only for 12 months at two hundred seventy-five basis points above the 30-day London InterBank Offering Rate ("LIBOR") (8.19% at March 31, 1997), with the principal amount outstanding at the end of 12 months (December 1996) and 24 months (December 1997) converted to term loans calculated on a 60 month amortization schedule. In January 1997 the drawings pursuant to the tank and acquisition revolvers converted to term loans with aggregate monthly principal payments of $69,274. Any accrued interest and one final payment of all unpaid principal is due and payable on November 30, 1998.

Extraordinary item - loss on extinguishment of debt

            For the nine months ended March 31, 1996 the Company incurred a one time extraordinary charge of $859,522 for the write-off of deferred financing costs and prepayment penalties related to debt which was repaid with the proceeds of the IPO.

NOTE 6.                 STOCK OPTION PLAN

            In 1995, the board of directors approved the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 350,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non qualified stock options, or both. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's Common Stock at the date of the grant, and the exercise price of non qualified stock options issued to employees may not be less than 75% of the fair market value of the Company's Common Stock at the date of the grant. The maximum term for all options is 10 years. As of March 31, 1997, 50,576 options were granted at an exercise price of $9.00 per share, 75,000 options were granted at an exercise price of $17.50 per share and 222,500 options were granted at an exercise price of $11.25 per share. The 50,576 options, the 75,000 options and the 222,500 options vest one-third per annum commencing December 1996, April 1997 and October 1997, respectively. Of these options, 16,859 are currently exercisable.

             The board of directors of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company has reserved 60,000 shares of Common Stock. Under the terms of the Directors' Plan each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. As of March 31, 1997, options to purchase a total of 24,000 shares of Common Stock at an exercise price of $9.00 per share had been issued. Of these options, 8,000 are currently exercisable.

            Statement of Financial Standards No. 123 Accounting for Stock-Based Compensation, defines a fair value based method of accounting for stock options. It is effective for fiscal years beginning after December 15, 1995. The Statement allows an entity to continue to measure cost using the accounting method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1996 and fiscal 1997; expected volatility of 83%, risk-free interest rate of approximately 6.4%, and expected lives of one to five years. The Company is adopting SFAS 123 in fiscal year end June 30, 1997 and presents the following pro forma disclosures rather than change its present method of accounting for employee stock options:

                                                             Nine Months Ended
                                                              March 31, 1997
                                                              --------------

     Net income attributable to common shareholders            $   82,053
                                                               ==========
     Net income  per common share                              $     0.01
                                                               ==========
     Weighted average number of common and common
       equivalent shares outstanding                            7,277,698
                                                               ==========

            The pro forma adjustment for stock based compensation costs under SFAS 123 is approximately $350,000.

NOTE 7.                 OPERATING LEASES

            The Company entered into fifty operating leases from July 1 through March 31, 1997. Thirteen leases were for warehouse facilities with aggregate annual rentals of approximately $268,000 expiring at various dates through 2000. Thirty seven leases were for trucks with aggregate annual rentals of approximately $372,000 expiring at various dates through 2003.

NOTE 8.                 SUBSEQUENT EVENTS

            In April 1997, the Company purchased certain assets from two unrelated companies for an aggregate purchase price of approximately $8,000,000. The Company paid cash for these transactions.

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

OVERVIEW

             The Company continued to take major steps towards becoming the national supplier of bulk CO2 systems and liquid carbon dioxide to the restaurant and convenience store industries. With the announcement of four (4) acquisitions in the Texas market, the Company solidified its presence there with the addition of approximately 1,800 accounts to its customer base. The Company is now the dominant supplier of bulk CO2 in Texas.

             During the quarter, the Company reached agreements with Friendly's Ice Cream Corporation and Captain D's, a division of Shoney's Inc. and with Coastal Mart convenience store locations. These agreements necessitated the expansion of the Company's service territory by adding the Philadelphia and Mid-Atlantic markets. Additionally, these agreements also helped "back-fill" and add route density to markets in the Northeast and the South.

             The layering effect of both the acquisitions and agreements combined with the Company's largest increase in new internally generated placements in a quarter (1,600) strengthened the Company's position as the leader in the industry as well as striving towards its major objective, the building of route density.


GENERAL

            At March 31, 1997 the Company leased 18,275 bulk CO2 systems to its customers, principally pursuant to five year noncancelable lease contracts. These customers include restaurants, convenience stores, theaters, taverns and other businesses which dispense carbonated beverages. Generally, these contracts are classified as one of two types: "budget-plan" service contracts and "rental plus per pound charge" contracts. Pursuant to budget plan contracts, customers pay a fixed monthly charge for the lease of a Company owned bulk CO2 system on the customer's premises and refills of bulk CO2 according to a predetermined schedule. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. If the maximum annual volume is exceeded, the customer is charged for additional bulk CO2 delivered. Pursuant to rental plus per pound charge contracts, the Company also leases a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. The Company's contracts generally provide for price increases based upon increases in the consumer price index. The Company provides some services besides those offered under the above two types of contracts. As of March 31, 1997, the Company provided "fill only" service to approximately 4,100 customers.

             As of March 31, 1997, approximately 7,900 of the Company's 22,500 bulk CO2 customers were billed on a per pound basis which varies with the quantity of bulk CO2 delivered. These customers will tend to consume less CO2 in the winter months, and this may cause the Company's revenues and earnings for its fiscal quarters ending in December and March to be relatively lower than for its other quarters. As of March 31, 1997, approximately 14,600 of the Company's 22,500 bulk customers were billed at a flat monthly rate which does not vary throughout the year. The Company also supplies carbon dioxide, nitrogen and helium in high pressure cylinders, to approximately an additional 700 customers.

            The Company intends to continue to grow through a combination of internal growth and acquisitions. The Company requires significant capital to purchase and install bulk CO2 systems at customers' locations and to grow the network of service and supply depots and specialized CO2 delivery vehicles required to service these installations. Once installed, however, there are minimal additional capital requirements for bulk CO2 systems in service, and the Company has generally experienced significant positive cash flows on a per-unit basis. These cash flows stem from per-unit operating income combined with per-unit non-cash charges for depreciation and amortization. The Company believes its current installed base of bulk CO2 systems is stable, partly due to the existence of long-term contracts with its customers. In fiscal 1996 and the nine months ended March 31, 1997, less than 5% of Company owned bulk CO2 systems experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned for use with other customers, or left in place when prospects for a new restaurant in the same location are deemed favorable.

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:

                                                                              Three Months Ended             Nine Months Ended
                                                                                  March 31,                     March 31,
                                                                                  ---------                     ---------
                                                                           1996           1997            1996            1997
                                                                           ----           ----            ----            ----
Income Statement Data:
Net sales ...........................................................     100.0%         100.0%          100.0%          100.0%
Cost of products sold ...............................................      44.4%          46.4%           43.0%           47.7%
Selling, general and administrative expenses ........................      26.0%          33.5%           22.8%           32.1%
Depreciation and amortization .......................................      20.5%          22.9%           20.5%           22.1%
                                                                           ----          -----           -----           -----
Operating income ....................................................       9.1%          (2.8%)          13.7%           (1.9%)
                                                                           ----          -----           -----           -----
Interest expense (income), net ......................................       5.2%          (3.3%)          13.7%           (5.2%)
Extraordinary item - loss on extinguishment of debt .................        --             --           (10.1%)            --
                                                                           ----          -----           -----           -----
Net income (loss) ...................................................       3.9%            .5%          (10.1%)           3.3%
                                                                           ====          =====           =====           =====

Other Data:
Operating income before depreciation and amortization
(EBITDA).............................................................      29.6%          20.1%           34.2%           20.2%
                                                                           ====          =====           =====           =====

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

            Net sales increased by $1.7 million, or 57.0%, from $3.0 million in the 1996 period to $4.7 million in the 1997 period. Approximately $275,000 of the increase represented net sales resulting from the May 1996 acquisition of the BevServ Division of the Coca-Cola Bottling Company of New York, Inc. (BevServ). In addition, approximately $33,000, $118,000, and $102,000 represented net sales from one acquisition in June 1996, one acquisition in September 1996 and three acquisitions in February 1997, respectively. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems in service.

            Costs of products sold increased by $845,000, from $1.3 million in the 1996 period to $ 2.2 million in the 1997 period and increased as a percentage of net sales from 44.4% to 46.4%. This increase was attributable to the expansion of the Company into new territories. The number of depots operated by the Company at March 31, 1997, increased to 36, compared to 23 at March 31, 1996. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. The Company typically services approximately 350 customers per delivery vehicle in its mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.

            Selling, general and administrative expenses increased by $791,000 from $774,000 in the 1996 period to $1.6 million in the 1997 period and increased as a percentage of net sales from 26.0% to 33.5%. The dollar increase was attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. At March 31, 1996 the Company had operations in seven southeastern states and employed 20 marketing personnel and at March 31, 1997, the Company had operations in 24 states and employed 53 marketing personnel. The Company also experienced approximately $123,000 of general and administrative expenses in connection with the Company's airplane and $66,000 of additional insurance, professional fees and other costs associated with being a public company. The Company sold its airplane on March 11, 1997 for $1,875,000. A loss of approximately $16,000 was incurred in connection with this transaction.

             Depreciation and amortization increased by $463,000 from $608,000 in the 1996 period to $1.1 million in the 1997 period. As a percentage of net sales, such expenses increased from 20.5% in the 1996 period to 22.9% in the 1997 period. Depreciation expense increased by $390,000 from $417,000 in the 1996 period to $807,000 in the 1997 period principally due to the increase in bulk CO2 systems leased to customers and the Company's airplane. Expressed as percentage of net sales, depreciation expense increased from 14.0% in the 1996 period to 17.3% in the 1997 period. Amortization expense increased by $72,000 from $191,000 in the 1996 period to $264,000 in the 1997 period primarily due to the amortization related to deferred lease acquisition costs, goodwill and customer lists. As a percentage of net sales, amortization expense decreased from 6.4% to 5.7%, respectively.

            Net interest expense in the 1996 period was $154,000 compared to net interest income in the 1997 period of $157,000. This change is attributable to the repayment of debt from the proceeds of the IPO in December 1995 and the increased level of cash and cash equivalents in the 1997 period from the Secondary Public Offering in June 1996.

            For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased from $879,000 in the 1996 period to $938,000 in the 1997 period and decreased as a percentage of net sales from 29.6% to 20.1%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

            Net sales increased by $4.6 million,  or 54.6%, from $8.5 million in the 1996 period to $13.1 million in the 1997 period. Approximately $871,000 of the increase represented net sales resulting from the May 1996 acquisition of the BevServ Division of The Coca-Cola Bottling Company of New York, Inc. (BevServ). In addition, approximately $113,000, $283,000 and $102,000, represented net sales from one acquisition in June 1996, one acquisition in September 1996 and three acquisitions in February 1997, respectively. The remainder of the increase in net sales was principally due to internal growth in the number of Company owned and customer owned bulk CO2 systems in service.

            Cost of products sold increased by $2.6 million from $3.6 million in the 1996 period to $6.2 million in the 1997 period and increased as a percentage of net sales from 43.0% to 47.7%. This increase was attributable to the expansion of the Company into new territories. The number of depots operated by the Company at March 31, 1997 increased to 36, compared to 23 at March 31, 1996. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. The Company typically services approximately 350 customers per delivery vehicle in its mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.


             Selling, general and administrative expenses increased by $2.3 million from $1.9 million in the 1996 period to $4.2 million in the 1997 period and increased as a percentage of net sales, from 22.8% to 32.1%. The dollar increase was attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. At March 31, 1996 the Company had operations in seven southeastern states and employed 20 marketing personnel and at March 31, 1997 the company had operations in 24 states and employed 53 marketing personnel. The Company also experienced approximately $263,000 of general and administrative expenses in connection with the Company's airplane and $207,000 of additional insurance, professional fees and other costs associated with being a public company. The Company sold its airplane on March 11, 1997 for $1,875,000. A loss of approximately $16,000 was incurred in connection with this transaction.


            Depreciation and amortization increased by $1.2 million from $1.7 million in the 1996 period to $2.9 million in the 1997 period. As a percentage of net sales, such expenses increased from 20.5% in the 1996 period to 22.1% in the 1997 period. Depreciation expense increased by $1.0 million from $1.1 million in the 1996 period to $2.2 million in the 1997 period principally due to the increase in bulk CO2 systems leased to customers and depreciation on the Company's airplane . Expressed as a percentage of net sales, depreciation expense increased from 13.3% in the 1996 period to 16.5% in the 1997 period. Amortization expense increased by $124,000 from $608,000 in the 1996 period to $732,000 in the 1997 period primarily due to amortization related to deferred lease acquisition costs, goodwill and customer lists. As a percentage of net sales, amortization expense decreased from7.2% to 5.6%, respectively.

            Net interest expense in the 1996 period was $1.2 million compared to net interest income in the 1997 period of $675,000. This change is attributable to the repayment of debt from the proceeds of the IPO in December 1995 and the increased level of cash and cash equivalents in the 1997 period from the Secondary Public Offering in June 1996.

             During the 1996 period, the Company wrote-off $785,000 of deferred financing costs and incurred $75,000 in prepayment penalties related to debt which was repaid with the proceeds of the IPO.

            For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, decreased from $2.9 million in the 1996 period to $2.6 million in the 1997 period and decreased as a percentage of net sales from 34.2% to 20.2%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash requirements consist principally of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of principal and interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. The Company anticipates making cash capital expenditures of approximately $4.0 million to $7.0 million during the remaining three months of fiscal 1997, primarily for the purchases of bulk CO2 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced significant positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, the Company continually reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded. In August 1996 and February and March of 1997, certain assets, primarily consisting of bulk CO2 systems, were acquired for an aggregate cash purchase price of $8.3 million.

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

             The Company's capital resources include cash flows from operations; the net proceeds from the Company's sale of 1,761,165 shares of Common Stock in the Company's Secondary Public Offering in June 1996; and available borrowing capacity under the Company's credit facility with NationsBank of Florida, N.A. (the "NationsBank Facility"). The Company has available under the NationsBank Facility an aggregate of $30.0 million, including a $6.0 million term loan that was used, together with a portion of the net proceeds of the IPO, to refinance the outstanding balance of existing indebtedness under its prior credit facility; a $13.0 million "tank revolver" to finance the purchase and installation of new bulk CO2 service systems; a $10.0 million acquisition revolver to finance the purchase of bulk CO2 service businesses; and a $1.0 million line of credit for general working capital needs. As of March 31, 1997, a total of $9,717,916 was outstanding pursuant to the credit facility. Principal payments of $100,000 plus interest at a fixed rate of 8.51% are payable monthly for twenty-three months commencing January 1997 on the $6.0 million term loan. In January 1997 drawings pursuant to the tank and acquisition revolvers converted to term loans with aggregate monthly principal payments of $69,274 plus interest at two hundred seventy-five basis points above the 30-day London InterBank Offering Rate ("LIBOR") (8.19% at March 31, 1997). All portions of the NationsBank Facility require full repayment of all outstanding principal and interest on November 30, 1998, the maturity date of the NationsBank Facility. The Company believes that cash from operating activities, the net proceeds from the IPO and the Secondary Public Offering and available borrowings under the NationsBank Facility will be sufficient to fund proposed operations for at least the next 12 months at its current rate of growth. The NationsBank Facility is secured by substantially all the assets of the Company. The Company is required to meet certain financial covenants under the NationsBank Facility, and may not access borrowings which would cause its total debt to exceed 3.25 times EBITDA.

             Working Capital. At June 30, 1996 the Company had working capital of $40.7 million. At March 31, 1997, the Company had working capital of $21.1 million.

            Cash Flows from Operating Activities. For the nine months ended March 31, 1996 and March 31, 1997 net cash provided by operating activities was $35,000 and $6.7 million, respectively. The increase from the 1996 period to the 1997 period of $6.6 million is primarily due to the net income, an increase in depreciation and amortization and an increase in accrued expenses.

            Cash Flows from Investing Activities. For the nine months ended March 31, 1996 and March 31, 1997 net cash used in investing activities was $6.6 million and $20.5 million, respectively. These investing activities were attributable to the installation and direct placement costs and acquisition of bulk CO2 systems, the additional fixed assets for the Company's new corporate headquarters and the increase in intangible assets in connection with the asset acquisitions.

            Cash Flows from Financing Activities. For the nine months ended March 31, 1996 and March 31, 1997, net cash provided by (used in) financing activities were $7.0 million and ($1.8 million), respectively. For the nine months ended March 31, 1996, cash flows from financing activities are primarily from the issuance of Common Stock in connection with the IPO less the repayment of long-term debt, redemption of Preferred Stock and additional borrowings used to finance the placement of bulk CO2 systems into service. For the nine months ended March 31, 1997 net cash used in financing activities was primarily for the redemption of warrants.




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

PART II                 OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                        (a)         Exhibit 27 - Financial data schedule

                        (b) No reports on Form 8-K were filed for the quarter ended March 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NuCo2 Inc.


Dated May 14, 1997               By:  /S/ JOANN SABATINO
                                      ------------------
                                      Joann Sabatino
                                      Chief Financial Officer