Form 10KSB
period 1997-06-30
NUCO2 INC /FL
filed 1997-09-29
CIK 947577

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                   FORM 10-KSB

(Mark One)
/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

For the fiscal year ended JUNE 30, 1997

                                       OR
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to _________________

                         Commission file number 0-27378

                                   NUCO2 INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its charter)

          FLORIDA                                       65-0180800
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

2800 Southeast Market Place, Stuart, Florida              34997
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (561) 221-1754
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                                 Yes /X/ No / /

                                                           (continued next page)

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         State   issuer's   revenues  for  its  most  recent  fiscal  year:  The
Registrant's revenues for the fiscal year ended June 30, 1997 were $18,943,569.

         The aggregate market value at September 18, 1997 of shares of the Registrant's Common Stock, $.001 par value per share (based upon the closing price of $16.50 per share of such stock on the Nasdaq National Market on such date), held by non-affiliates of the Registrant was approximately $99,142,610. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At September 18, 1997, there were outstanding 7,197,718 shares of the Registrant's Common Stock, $.001 par value.

                  Transitional Small Business Disclosure Format (check one):

                                 Yes / / No /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by items 9, 10, 11 and 12 of Part III is incorporated by reference to a definitive proxy statement to be filed by the Registrant not later than October 28, 1997 pursuant to Regulation 14A.

                                     PART I

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

         The Company entered the bulk CO2 business in Florida in 1990 with the acquisition of a fountain syrup distributor with a base of 19 bulk CO2 systems. After consolidating its position in Florida through internal growth and the acquisition of five bulk CO2 distributors, beginning in 1994 the Company, through acquisitions, expanded into other regional markets as follows:

         o In January 1995, the Company completed the acquisition of a bulk CO2 beverage distributor located in New Orleans.

         o In June 1995, the Company acquired substantially all of the assets of Bevtech, Inc. ("Bevtech") a provider of bulk CO2 service in Georgia, North Carolina, South Carolina and Alabama, more than doubling the Company's service area. Previously, in June 1993 the Company had acquired the Florida operations of Bevtech.

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

         o In August 1996, the Company acquired the bulk CO2 operations of two affiliated companies operating in Ohio, Kentucky and Indiana.

         o In March 1997, the Company acquired the bulk CO2 operations of three independent companies operating in Texas.

         o In April 1997, the Company acquired a bulk CO2 business operating in Houston, Texas.

         o In May 1997, the Company acquired a bulk CO2 business operating in Oklahoma, Kansas, Texas and Arkansas.

         o In May 1997, the Company acquired the bulk CO2 operations of BOC Gases in Massachusetts, Pennsylvania and Tennessee.

         o In June 1997, the Company acquired a bulk CO2 business operating in Georgia.

         o In July 1997, the Company acquired two bulk CO2 businesses, one operating in Colorado and the other operating in Nebraska, Iowa and South Dakota.

         o        In  September   1997,  the  Company   acquired  the  bulk  CO2
                  operations of a company operating in Arizona.

         In addition, in April 1997, the Company signed an agreement with MiCell(TM) Technologies Inc. to be the exclusive United States and Canadian supplier of bulk CO2 systems and liquid carbon dioxide to the MiCell customer base in the industrial laundry and professional garment care industry (dry cleaning) that will utilize the MiCare(TM) garment cleaning fluid system technology developed and patented by MiCell(TM). This system utilizes carbon dioxide in conjunction with non-toxic cleaning solutions. MiCell(TM) surfactants allow for a wide range of performance in liquid CO2 systems, that in addition to garment care, also includes parts cleaning, precision cleaning and textile processing. MiCell(TM) expects to commence commercialization on a test basis in the first quarter of calendar 1998.

         In July 1997, the Company reached an agreement with Geotechnical Instruments, Inc. to be the exclusive distributor in the United States of stationary carbon dioxide detectors. The Company expects to commence the sale and lease of the detectors in the second quarter of fiscal 1998.

         As of August 31, 1997, the Company had operations in 34 states, operated 43 service and supply depots and serviced over 30,000 bulk CO2 customers, which consist primarily of restaurants, convenience stores, taverns, theaters, theme parks, resorts and stadiums.

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

         Many types of businesses compete in the beverage CO2 business, and market share is fragmented. High pressure cylinders and bulk CO2 service are most frequently provided by distributors of industrial gases. These companies generally provide a number of products and services in addition to CO2, and often view bulk CO2 systems as high-service adjuncts to their core business. Industrial gas distributors generally have been reluctant to attempt to convert their cylinder CO2 customers to bulk CO2 systems for several reasons, that include the capital outlays required to purchase the bulk CO2 systems, the idling of high pressure cylinders and associated equipment, and the inefficiencies that would result from splitting their CO2 customer base between two CO2 technologies. Other competitors in the beverage CO2 market include fountain supply companies and distributors of restaurant supplies and groceries, which firms vary greatly in size. There are a number of small companies that provide bulk CO2 service, that operate on a local or regional geographic scope. Many of these suppliers lack the capital necessary to offer bulk CO2 systems to customers on lease, or to purchase additional or replacement specialized bulk CO2 trucks and stationary depots.

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

         Company Owned Equipment. The Company generally places a Company owned bulk CO2 system on the customer's premises under a long-term supply contract. This arrangement is often appealing to the customer since the Company bears the initial capital cost of the equipment and installation, with the customer only facing a predictable and modest monthly usage fee. The Company believes that its ability to place its equipment on the customers premises helps create customer loyalty.

         Long term Customer Contracts. The Company typically enters into five year bulk CO2 system lease agreements with its customers. Generally, these contracts are classified as one of two types: "budget-plan" service contracts and "rental plus per pound charge" contracts. Pursuant to budget plan contracts, customers pay fixed monthly charges for the lease of a Company owned bulk CO2 system installed on the customer's premises and refills of bulk CO2 according to a predetermined schedule. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. If the maximum annual volume is exceeded, the customer is charged for additional bulk CO2 delivered. Pursuant to rental plus per pound charge contracts, the Company also leases a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. In exchange for a noncancelable monthly charge, the Company installs and rents to its customers a Company owned bulk CO2 system and, through a delivery routing system, services the bulk CO2 system and supplies bulk CO2 to the customer's site on a regular basis. Even with customers that own their own bulk CO2 systems, the Company seeks to arrange for multi-year supply contracts. The Company believes that the use of long-term contracts provides benefits to both itself and its customers. Customers are able to largely eliminate CO2 supply interruptions and the need to operate CO2 equipment themselves, while the contract adds stability to the Company's revenue base and may deter potential competition. After the expiration of the initial term of a contract, the term of the contract continues in effect until either the Company or the customer notifies the other of its desire to terminate. Generally, the Company has been successful contracting with its customers for a new long-term supply contract. To date, the Company's experience has been that contracts roll-over without a significant portion of contracts expiring without renewal in any one year. The largest number (approximately 40%) of the Company's current contracts with customers expire by their terms in 2002.

         Capture Advantages of Scale and Route Density. In most of its current markets the Company has established itself as the leading or dominant supplier of bulk CO2, and believes it enjoys cost advantages over its competitors due to the greater density of the Company's route structure; a lower average time and distance traveled between stops, and a lower average cost per delivery. Greater scale may also lead to better vehicle and fixed asset utilization, as well as the ability to spread fixed marketing and administrative costs over a broader revenue base.

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

         Rapid Installation and Diverse Configurations. The bulk CO2 system installed at the customer's site consists of a cryogenic vessel for the storage of liquid CO2 and related valves, regulators and gas lines. The Company operates a fleet of 43 installation vehicles with dedicated installation personnel. A key attribute in marketing the Company's services to multi-unit customers is its ability to rapidly install bulk CO2 systems at customers' locations with minimal disruption. The Company offers systems ranging from 100 to 600 pounds of CO2 capacity.

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

         The Company believes that optimal route density is achieved at approximately 350 accounts per bulk CO2 truck, and the Company typically employs targeted sales efforts to build density within an existing route. The Company maintains a "hub and spoke" route structure and establishes additional stationary bulk CO2 depots as a service area expands through geographic growth. The Company's route density and market share is highest in Florida, and is less developed in the other areas where the Company presently has operations. The Company's entry to these states was accomplished largely by acquisitions of businesses with more thinly developed route networks than are typical for the Company. The Company expects to benefit from route efficiencies and other economies of scale as it builds its customer base in these states through more intensive internal marketing initiatives.

         Strategic Acquisitions. It has been the Company's experience that acquisition opportunities on satisfactory terms have been regularly available. The Company estimates that there are more than 100 distributors throughout the United States that service between 250 and 750 bulk CO2 accounts and approximately 10 distributors that each service between 1,000 and 6,000 accounts, many of which may represent attractive acquisition candidates for the Company. The Company has generally been able to acquire smaller distributors at prices near their asset value. Since this cost per system is similar to the Company's internal installation costs, these acquisitions represent an economic means of acquiring accounts. The Company's strategy is to acquire bulk CO2 operations in strategic markets in new territories, as well as, target tuck-in operations that can be easily integrated into established routes. These transactions typically involve the purchase of installed bulk CO2 systems, equipment and customer lists and require little additional administrative expense to operate. With these acquisitions, all administrative functions such as billing, dispatching and accounting are moved to the Company's headquarters in Stuart, Florida.

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

MARKETING AND CUSTOMERS

         The Company markets its bulk CO2 systems to large customers such as restaurant and convenience store chains, movie theater operators and theme parks. The Company's customers include most of the major national and regional chains throughout the United States. The Company approaches large chains on a corporate or regional level for approval to become the exclusive supplier of bulk CO2 on a national basis or within a designated territory. The Company then directs its sales efforts to the managers or owners of the individual or franchised operating units. Whereas the large chains offer immediate penetration on a national or regional basis, the small operators are important accounts because they provide geographic density which optimizes delivery efficiency and reduces cost on a per customer basis. The introduction of smaller bulk CO2 systems (100 pound capacity vessels), which the Company helped develop, allows the Company to penetrate the market for lower volume users of CO2 such as mall-based food courts, small restaurants and mass-market retailers.

         As of August 31, 1997, the Company distributed bulk CO2 to over 30,000 customers, none of which accounted for more than 5% of the Company's fiscal 1997 net sales. The Company has negotiated multi-system placements or CO2 supply contracts with numerous customers, including McDonald's, Pizza Hut, Kentucky Fried Chicken, Burger King, 7-Eleven, Circle K, EZ Serve, Conoco, Carmike Cinemas, AMC Theaters, Friendly's Restaurant, Universal Studios, Walt Disney World and Pro Player Stadium. The Company's relationships with chain customers in one geographic market frequently help it establish service with these same chains when the Company expands to new markets. After accessing the chain accounts in a new market, the Company attempts to rapidly build route density by leasing bulk CO2 systems to independent restaurants, convenience stores and theaters.

         The Company also supplies high pressure gases in cylinder form, including CO2, helium and nitrogen. The Company estimates that it currently services approximately 1,000 high pressure CO2 customers, most of whom were either customers of acquired companies or are low volume users for which it is not economical to convert to bulk CO2 systems. However, with the introduction of 100 pound capacity bulk CO2 systems, the Company anticipates that many low volume users will convert from high pressure cylinders. Helium and nitrogen are mostly supplied to existing bulk customers in connection with filling balloons and dispensing beer, respectively.

OPERATIONS

         As of August 31, 1997, the Company operated 43 liquid CO2 service and supply depots located throughout its service area from which it operates 89 specialized bulk CO2 trucks, 43 installation and service vehicles and one high pressure cylinder delivery truck. Each specialized bulk CO2 truck covers up to 350 accounts, depending on market density, refilling customer systems on a regular schedule. All delivery quantities are measured by flow meters installed on the Company's tank trucks. This information is then loaded onto the Company's centralized billing system, which is maintained on an IBM AS/400 computer. Service and supply depots are equipped with large storage tanks (up to 40 tons) which receive liquefied CO2 from large capacity tanker trucks and from which the Company's bulk CO2 trucks refill for delivery to customers. In most cases, the tank is accessible from the outside of the establishment.

         The Company has a record of timely bill collections, with accounts receivable historically averaging 37 days of sales. The Company attributes its successful collection history to several factors: (i) the Company generates invoices immediately after delivery; (ii) since fountain soda is generally a highly profitable item, customers are less likely to risk their CO2 supply by not paying their bills; (iii) the Company performs continuous proprietary account monitoring and may interrupt service to those customers that are behind on their accounts; and (iv) the use of a locking device on the fill port prevents customers from receiving bulk CO2 from other sources while bills to the Company remain unpaid.

         All dispatch and billing functions are conducted from the Company's corporate headquarters, with route drivers, installers and service personnel operating from the Company's depots.

BULK CO2 SUPPLY

         Bulk CO2 is currently a readily available commodity product which is processed and sold by various sources. In May 1997, the Company entered into an exclusive ten year carbon dioxide supply agreement with The BOC Group, Inc.. The agreement provides readily available, high quality CO2 as well as relatively stable liquid carbon dioxide prices at competitive levels.

BULK CO2 SYSTEMS

         The Company purchases new bulk CO2 systems from Minnesota Valley Engineering, Inc. and Taylor-Wharton Cryogenics (a division of Harsco Corporation), the two major manufacturers. The Company believes that it has been the largest single purchaser of bulk CO2 systems from the two principal manufacturers combined. The Company purchases vessels in five sizes (100, 250, 300, 400 or 600 lbs.) depending on the CO2 needs of its customers. The Company's vessels are vacuum insulated containers with extremely high insulation characteristics allowing the storage of CO2, in its liquid form, at very low temperatures. The vessels operate under low pressure, are fully automatic and require no electricity. The service life of the Company's vessels, based upon manufacturers' estimates, is expected to exceed 20 years with minimal maintenance.

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

REGULATORY MATTERS

         The business of the Company is subject to federal and state laws and regulations adopted for the protection of the environment, the health and safety of employees and users of the Company's products. The transportation of bulk CO2 is subject to regulation by various federal, state and local agencies, including the U.S. Department of Transportation. These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing services. In addition, the Company voluntarily complies with applicable safety standards. Management believes that the Company is in compliance in all material respects with all such laws, regulations and standards currently in effect and that the cost of compliance with such laws, regulations and standards has not and is not anticipated to have a material adverse effect on the Company.

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

EMPLOYEES

         At June 30, 1997 the Company had 232 full-time employees, of whom 84 were involved in an executive, marketing or administrative capacity, 105 of whom were route drivers and 43 of whom were in service/installation functions. None of the Company's employees is covered by a collective bargaining agreement or is a member of a union. The Company considers its relationship with its employees to be good.

2.       DESCRIPTION OF PROPERTY.

         The Company's corporate headquarters are located in a 22,000 square foot facility in Stuart, Florida. This facility accommodates corporate, administrative, marketing, sales and warehouse space. The lease expires March 31, 2001 with a fixed annual rent of $167,215. As of August 31, 1997, the Company also leased liquid CO2 service and supply depots at the following 43 locations: Florida (Stuart, Miami, Ft. Myers, Jacksonville, Tallahassee, Orlando and Tampa); Georgia (Atlanta, Augusta, Savannah and Macon); Alabama (Birmingham, Mobile and Opelika); Louisiana (New Orleans, Shreveport and Lake Charles); Mississippi (Jackson); North Carolina (Charlotte and Raleigh-Durham); South Carolina (Florence); Arkansas (Little Rock); Tennessee (Chattanooga and Memphis); New York (Farmingdale and Pelham); Ohio (Boardman, Columbus and Dayton); West Virginia (Nitro); New Jersey (Newark); Kentucky (Louisville); Massachusetts (Braintree); Connecticut (Hartford); Texas (Dallas, Houston and
San Antonio); Pennsylvania (Philadelphia); Oklahoma (Oklahoma City); Colorado (Pueblo); Nebraska (Omaha); Kansas (Kansas City) and Iowa (Des Moines). The properties on which such facilities are located are leased from third parties (other than the Stuart and Ft. Myers, Florida service and supply depots) on terms consistent with market rentals prevailing in the location's area. The Company believes that its other existing facilities are adequate for its current needs and that additional facilities in its service area are available to meet future needs.

3.       LEGAL PROCEEDINGS.

         IN CARBONIC DESIGNS, INC. V. MVE, INC., THE TAYLOR-WHARTON GAS EQUIPMENT DIVISION OF HARSCO CORPORATION, WELDERS SUPPLY CO. AND NUCO2 INC., No. 249-0220-96, 249th Judicial District Court of Johnson County, Texas, filed on or about December 31, 1996, the plaintiff, Carbonic Designs, Inc. ("CDI"), has asserted claims against the Company and three other defendants for violation of the Texas Free Enterprise and Antitrust Act of 1983 (the "Antitrust Act"), business disparagement, tortious interference with contract, tortious interference with prospective business relations, and civil conspiracy. CDI seeks actual damages, treble damages under the Antitrust Act, and exemplary damages, all in unspecified amounts. No trial date has been set. The Company has been contesting the case vigorously and intends to continue to do so.

         The Company is also involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

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

CALENDAR 1995                                               HIGH         LOW
-------------                                               ----         ---
Fourth Quarter (from December 19, 1995)...........          12 3/4      9 1/2

CALENDAR 1996
-------------
First Quarter.....................................          17 1/4     12 1/4
Second Quarter....................................          34         17
Third Quarter.....................................          31         19 1/2
Fourth Quarter....................................          22         11 1/4

CALENDAR 1997
-------------
First Quarter.....................................          17 5/8     11
Second Quarter....................................          18 3/8     11 7/8


         At June 30, 1997, there were approximately 206 holders of record of the Company's Common Stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

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

         On June 16, 1997, the Company, as partial consideration for the acquisition of the bulk CO2 business of Metro Carbonation Sales & Service, Inc., a Georgia corporation ("Metro"), issued and sold to Metro 33,962 shares of the Common Stock of the Company in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. No discounts or commissions were paid.

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

OVERVIEW

         At June 30, 1997 the Company leased 21,919 bulk CO2 systems to its customers, principally pursuant to five year noncancelable lease contracts. These customers include restaurants, convenience stores, theaters, taverns and other businesses which dispense carbonated beverages. Generally, these contracts are classified as one of two types: "budget-plan" service contracts and "rental plus per pound charge" contracts. Pursuant to budget plan contracts, customers pay a fixed monthly charge for the lease of a Company owned bulk CO2 system installed on the customer's premises and refills of bulk CO2 according to a predetermined schedule. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. If the maximum annual volume is exceeded, the customer is charged for additional bulk CO2 delivered. Pursuant to rental plus per pound charge contracts, the Company also leases a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. The Company's contracts generally provide for price increases based upon increases in the consumer price index.

         The Company provides some services besides those offered under the above two types of contracts. As of June 30, 1997, the Company provided "fill only" service to approximately 4,800 customers.

         As of June 30, 1997, approximately 9,800 of the Company's 26,934 customers were billed on a per pound basis which varies with the quantity of bulk CO2 delivered. These customers will tend to consume less CO2 in the winter months, and this may cause the Company's revenues and earnings for its fiscal quarters ending in December and March to be relatively lower than for its other quarters. As of June 30, 1997, approximately 17,100 of the Company's 26,934 customers were billed at a flat monthly rate which generally does not vary throughout the year.

         The Company's installed base of bulk CO2 systems has increased through internally generated new customers and through acquisitions. As route density increases, route profitability increases as the fixed costs associated with the route are spread over a larger revenue base. Since the Company's inception in February 1990 to June 30, 1997, 14,357 Company owned bulk CO2 systems have been installed and 11,970 customer accounts have been acquired through 20 acquisitions. Approximately 3,100 of these customer accounts resulted from the acquisition of Bevtech in June 1995.

         The Company intends to continue to grow through a combination of internal growth and acquisitions. The Company requires significant capital to purchase and install bulk CO2 systems at customers' locations and to grow the network of service and supply depots and specialized CO2 delivery vehicles required to service these installations. Once installed, however, there are minimal additional capital requirements for bulk CO2 systems in service, and the Company has generally experienced significant positive cash flows on a per-unit basis. These cash flows stem from per-unit operating income combined with per-unit non-cash charges for depreciation and amortization. The Company believes its current installed base of bulk CO2 systems is stable, partly due to the existence of long-term contracts with its customers. In fiscal 1996 and fiscal 1997, less than 5% of Company owned bulk CO2 systems experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned for use with other customers, or left in place when prospects for a new restaurant in the same location are deemed favorable.

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

         Cost of products sold is comprised of purchased CO2 and labor, vehicle and depot costs associated with the Company's storage and delivery of bulk CO2 to customers. Selling, general and administrative expenses consist of salaries, dispatch and communications costs, and expenses associated with marketing, administration, accounting and employee training. Consistent with the capital intensive character of its business, the Company incurs significant depreciation and amortization expenses. These stem from the depreciation of Company owned bulk CO2 systems; depreciation and amortization of bulk system installation costs; amortization of sales commissions, and amortization of goodwill, deferred financing costs and other intangible assets.

         With respect to bulk CO2 systems, the Company only capitalizes costs that are associated with specific successful placements of such systems with customers under noncancelable contracts and which would not be incurred by the Company but for a successful placement. All other service, marketing and administrative costs are expensed as incurred. Capitalized component parts and direct costs associated with installation of bulk CO2 equipment leased to customers was approximately $3.2 million and $6.3 million at the end of fiscal 1996 and fiscal 1997, respectively. Depreciation and amortization expense related to capitalized component parts and direct costs associated with installation was approximately $406,000 and $924,000 for fiscal 1996 and fiscal 1997, respectively.

         The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company's current bank credit facility utilizes EBITDA for its formal calculation of financial leverage, affecting the amount of funds available to the Company for borrowing under such credit facility. EBITDA represents operating income plus depreciation and amortization. Information regarding EBITDA is presented because of its use by certain investors as one measure of a corporation's ability to generate cash flow. EBITDA should not be considered an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of a corporation's operating performance. EBITDA excludes significant costs of doing business and should not be considered in isolation from GAAP measures.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship which the various items bear to net sales:


                                                           Year Ended June 30,

                                                          1996          1997
                                                          ----          ----

Income Statement Data:

Net sales...........................................      100.0%       100.0%

Cost of products sold...............................       43.3         47.5

Selling, general and administrative expenses........       25.6         30.9

Depreciation and amortization.......................       20.2         22.4
                                                          -----        -----

Operating income (loss).............................       10.9          (.8)

Interest (income) expense...........................       10.5         (3.6)
                                                          -----        ------

Income (loss) before extraordinary item.............         .4%         2.8%

Extraordinary item..................................       (7.2)          --
                                                          ------       ------
Net income (loss)...................................       (6.8%)        2.8%
                                                           =====       ======

Other Data:

  EBITDA............................................       31.1%        21.6%
                                                           ====        =====

         Net sales increased $7.0 million, or 58.3%, from $12.0 million in fiscal 1996 to $18.9 million in fiscal 1997. Approximately $938,000 of the increase represented net sales resulting from the May 1996 acquisition of the BevServ Division of The Coca-Cola Bottling Company of New York, Inc. ("BevServ"). In addition, approximately $332,000 of the increase represented net sales from three acquisitions in fiscal 1996 and approximately $1.4 million of the increase represented net sales from the eight acquisitions in fiscal 1997. At June 30, 1997, there were 21,919 Company owned systems in service, an increase of 9,035 over the 12,884 Company owned systems in service at the end of fiscal 1996. Of such increase, 3,218 resulted from acquisitions of businesses completed during fiscal 1997 and the remaining 5,817 resulted from internal marketing efforts. Approximately 31% of the acquired systems were obtained through the May 1997 acquisition of the bulk CO2 assets of BOC Gases ("BOC"). Increases in net sales due to price increases were insignificant.

         Cost of products sold increased by $3.8 million from $5.2 million in fiscal 1996 to $9.0 million in fiscal 1997, and increased as a percentage of net sales from 43.3% in fiscal 1996 to 47.5% in fiscal 1997. This increase was attributable to the expansion of the Company into new territories. Fully loaded route drivers increased by $1.3 million from $1.8 million in fiscal 1996 to $3.0 million in fiscal 1997, and increased as a percentage of net sales from 14.8% to 16.0%. The number of depots operated by the Company at June 30, 1997 increased to 38, compared to 24 at June 30, 1996. Rent expense and utilities increased by $451,000 from $278,000 in fiscal 1996 to $729,000 in fiscal 1997, and increased as a percentage of net sales from 2.3% to 3.8%. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. The Company typically services approximately 350 customers per delivery vehicle in its mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.

         Selling, general and administrative expenses increased by $2.8 million from $3.1 million in fiscal 1996 to $5.9 million in fiscal 1997, and increased as a percentage of net sales from 25.6% in fiscal 1996 to 30.9% in fiscal 1997. The increase was primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. Fully loaded marketing, administrative and executive personnel increased by $1.6 million from $1.6 million in fiscal 1996 to $3.2 million in fiscal 1997, and increased as a percentage of net sales from 13.5% in fiscal 1996 to 16.9% in fiscal 1997. At June 30, 1996 the Company had operations in 18 states and at the end of fiscal 1997, the Company had operations in 30 states.

         Depreciation and amortization increased by $1.8 million from $2.4 million in fiscal 1996 to $4.2 million in fiscal 1997. As a percentage of net sales, such expense increased from 20.2% in fiscal 1996 to 22.4% in fiscal 1997. Depreciation expense increased by $1.5 million from $1.6 million in fiscal 1996 to $3.1 million in fiscal 1997 principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense increased from 13.4% in fiscal 1996 to 16.5% in fiscal 1997. Amortization expense increased by $308,000 from $808,000 in fiscal 1996 to $1.1 million in fiscal 1997 primarily due to the increase in amortization of deferred lease acquisition costs, goodwill and customer lists resulting from acquisitions. As a percentage of net sales, amortization expense decreased from 6.8% in fiscal 1996 to 5.9% in fiscal 1997.

         Net interest expense in fiscal 1996 was $1.3 million compared to net interest income in fiscal 1997 of $681,000. This change is attributable to the repayment of debt from the proceeds of the Company's initial public offering in December 1995 (the "IPO") and the increased level of cash and cash equivalents in the 1997 period from the Company's secondary public offering in June 1996 (the "Secondary Offering").

         During  fiscal  1996,  the  Company  wrote-off   $785,000  of  deferred
financing costs and incurred $75,000 in prepayment penalties related to debt which was repaid with the proceeds of the IPO.

         For the reasons described above, the Company's net loss in fiscal 1996 was $813,000 compared to net income of $527,000 in fiscal 1997; however, net income before extraordinary item in fiscal 1996 was $46,822. The Company has made no provision for income tax expense in either fiscal 1996 or fiscal 1997 due to its historical net losses. At June 30, 1997 the Company had net operating loss carryforwards for federal income tax purposes of $12.5 million, which are available to offset future federal taxable income through 2012.

         For the reasons described above, EBITDA increased from $3.7 million in fiscal 1996 to $4.1 million in fiscal 1997, but decreased as a percentage of net sales from 31.1% to 21.6%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of principal and interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. As of June 30, 1997, the Company anticipated making cash capital expenditures of approximately $20.0 million to $30.0 million during fiscal 1998, primarily for purchases of bulk C02 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, the Company continually reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

         Prior to the IPO, the Company's primary sources of liquidity were borrowings under its then existing credit facility with its secured lender which was repaid and terminated upon consummation of the IPO; equity and debt capital obtained from various venture capital funds and individuals, including parties that sold businesses to the Company; and cash flows from operations.

         The Company's capital resources include cash flows from operations; the net proceeds from the Company's Secondary Offering; and available borrowing capacity under the Company's credit facility with NationsBank of Florida, N.A. (the "NationsBank Facility"). The Company has available under the NationsBank Facility an aggregate of $30.0 million, including a $6.0 million term loan that was used, together with a portion of the net proceeds of the IPO, to refinance the outstanding balance of existing indebtedness under its prior credit facility; a $13.0 million "tank revolver" to finance the purchase and installation of new bulk CO2 service systems; a $10.0 million acquisition revolver to finance the purchase of bulk CO2 service businesses; and a $1.0 million line of credit for general working capital needs. All portions of the NationsBank Facility require full repayment of all outstanding principal and interest on November 30, 1998, the maturity date of the NationsBank Facility. The NationsBank Facility is secured by substantially all the assets of the Company. The Company is required to meet certain financial covenants under the NationsBank Facility, and may not access borrowings which would cause its total debt to exceed 3.25 times EBITDA on a six month rolling average annualized. In September 1997, the NationsBank Facility was amended to adjust the funded debt ratio to 3.5 times EBITDA on a three month rolling average annualized.

         In September 1997, the Company entered into a letter of intent with SunTrust Bank, South Florida, N.A. ("SunTrust") for Suntrust to provide, subject to documentation, a $50.0 million Senior Secured Revolving Credit Facility (the "New Facility") to the Company. SunTrust intends to syndicate the New Facility and serve as sole agent. The proposed New Facility contains a trigger for an automatic request by the Company to increase the New Facility to $100.0 million upon the happening of certain events. The New Facility is expected to close on or about October 17, 1997. In August 1997, the Company engaged Montgomery Securities as its exclusive placement agent on a "best efforts" basis in connection with a proposed private placement of $30.0 million in subordinated notes. The agent has received term sheets from potential investors and the transaction is expected to close simultaneously with the New Facility. The Company believes that cash from operating activities, the net proceeds from the Secondary Offering, available borrowings under its existing credit facility, the New Facility which will replace the existing credit facility, and the proposed private placement, will be sufficient to fund proposed operations for at least the next 12 months at its current rate of growth.

         As of June 30, 1997, the Company's total outstanding borrowings aggregated $9.5 million, as compared to $10.8 million as of June 30, 1996. As of June 30,1997, under the term portion of the NationsBank Facility interest ranged from 8.44% to 8.51% per annum, as compared to 8.19% to 8.51% as of June 30, 1996.

         Working Capital. At June 30, 1996 the Company had working capital of $40.7 million. At June 30, 1997, the Company had working capital of $9.5 million.

         Cash Flows from Operating Activities. During fiscal 1996 and fiscal 1997, net cash provided by operating activities was $1.8 million and $4.3 million respectively. Cash flows from operating activities increased by $2.5 million for the fiscal year ended June 30, 1997 compared to the same period in 1996 primarily due to the net income and the increase in depreciation and amortization.

         Cash Flows from Investing Activities. During fiscal 1996 and fiscal 1997, the Company made net capital expenditures of $7.0 million and $16.9 million, respectively, for new bulk CO2 systems and associated installation and direct placement costs. In addition, during the year ended June 30, 1996, the Company made four acquisitions and expended cash of $1.8 million and during fiscal 1997 the Company made eight acquisitions and expended cash of $17.7 million.

         Cash Flows From Financing Activities. During fiscal 1996, cash flows from financing activities were $50.0 million. During fiscal 1997 cash flows used in financing activities were $2.4 million. For the year ended June 30, 1996, cash flows from financing activities were primarily from the issuance of Common Stock in connection with the IPO and the Secondary Offering less the repayment of long-term debt, redemption of Preferred Stock and additional borrowings used to finance the placement of bulk CO2 systems in service. For the year ended June 30, 1997, cash flows used in financing activities were primarily from repayment of long-term debt owed and the redemption of a warrant.

         The Company believes that cash from operating activities, available borrowings under the existing facility, the New Facility which will replace the existing facility, and the proposed private placement, will be sufficient to fund proposed operations for at least the next 12 months at its current rate of growth.

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

7.       FINANCIAL STATEMENTS.

         [See page F-1.]

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

                                    PART III

         The information required by Items 9, 10, 11 and 12 of this Part III is incorporated by reference to the definitive proxy statement to be filed by the Company no later than October 28, 1997 pursuant to Regulation 14A.

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

         **10.4          --      Noncompetition  Agreement  between  the Company
                                 and Edward M. Sellian, dated November 30, 1995.

         **10.5          --      Asset  Purchase  Agreement  among the  Company,
                                 Bevtech,   Inc.,  E.  Reid  Hunter,  Edward  M.
                                 Sellian and Suzan  Sellian,  dated November 30,
                                 1995.

         **10.6          --      Lease for 2528 North Tamiami Trail,  Ft. Myers,
                                 Florida,  between  the  Company  and  Edward M.
                                 Sellian.

         **10.7          --      Lease for storage facility,  Ault Road, Stuart,
                                 Florida,  between  the  Company  and  Edward M.
                                 Sellian.

         **10.8          --      Form of  Indemnification  Agreement between the
                                 Company and directors and officers of the Registrant.

         **10.9          --      Lease for 2800 Southeast Market Place,  Stuart,
                                 Florida  between  the  Company  and  Edward  M.
                                 Sellian.

         **10.10         --      Asset Purchase Agreement between the Registrant
                                 and The Coca-Cola Bottling Company of New York,
                                 Inc., dated April 18, 1996.

         **10.11         --      Amendment  No.  1 to Asset  Purchase  Agreement
                                 between  the   Registrant   and  The  Coca-Cola
                                 Bottling  Company of New York,  Inc., dated May
                                 15, 1996.

         *10.12          --      Employment  agreement  between  the Company and
                                 Joann Sabatino, dated October 16, 1996.

         *11.1           --      Statement   re:   computation   of  per   share
                                 earnings.

         **16            --      Letter  of  Cooper  Selvin &  Strassberg  dated
                                 December 11, 1995.

         ****16.2        --      Letter of KPMG Peat Marwick dated July 2, 1996.

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

---------------------------
*        Included herein.
** Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on November 7, 1995 (Commission File No. 33-99078), as amended.
*** Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on June 7, 1996 (Commission File No. 333-3352).
****     Incorporated by reference to the Company's Form 8-K dated July 2, 1996.

         (b)      REPORTS ON FORM 8-K

         No reports were filed on Form 8-K in the quarter ended June 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NUCO2 INC.

Dated:  September 27, 1997                 s/s EDWARD M. SELLIAN
                                           ---------------------
                                           Edward M. Sellian,
                                           Chairman of the Board and Chief
                                           Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                     TITLE                   DATE
          ---------                     -----                   ----


/S/ EDWARD M. SELLIAN             Chairman of the Board and  September 27, 1997
-------------------------------   Chief Executive Officer
    Edward M. Sellian


/S/ JOSEPH M. CRISCUOLO        President and Director        September 27, 1997
----------------------------
    Joseph M. Criscuolo


/S/ ROBERT L. FROME            Director                      September 27, 1997
----------------------------
    Robert L. Frome


/S/ JOHN J. O'NEIL             Director                      September 27, 1997
----------------------------
    John J. O'Neil


/S/ EDWARD F. O'REILLY         Director                      September 27, 1997
----------------------------
    Edward F. O'Reilly


/S/ JOANN SABATINO             Chief Financial Officer       September 27, 1997
----------------------------
    Joann Sabatino

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                         PAGE NO.
                                                                                                         --------

                                   NUCO2 INC.

REPORT OF INDEPENDENT ACCOUNTANTS.....................................................................      F-2

FINANCIAL STATEMENTS:

      BALANCE SHEETS AS OF JUNE 30, 1996 AND 1997.....................................................      F-3

      STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 1996 AND 1997......................      F-4

      STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED JUNE 30,
         1996 AND 1997................................................................................      F-5

      STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JUNE 30, 1996 AND 1997......................      F-6

NOTES TO FINANCIAL STATEMENTS.........................................................................      F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
NuCo2 Inc.
Stuart, Florida

We have audited the accompanying balance sheets of NuCo2 Inc. as of June 30, 1996 and 1997, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuCo2 Inc. as of June 30, 1996 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                   /S/ COOPER, SELVIN & STRASSBERG LLP
                                   -----------------------------------
                                   COOPER, SELVIN & STRASSBERG LLP



Great Neck, New York August 29, 1997, except as to Note 14, the date of which is September 18, 1997

                                   NuCo2 INC.
                                 BALANCE SHEETS


                                     ASSETS
                                    (NOTE 6)


                                                                                                             June 30,
                                                                                                             --------
                                                                                                 1996                   1997
                                                                                                 ----                   ----

Current assets:
   Cash and cash equivalents                                                            $    43,000,676        $    11,672,506
   Trade accounts receivable; net of allowance for doubtful
       accounts of $210,629 and $113,054, respectively                                        1,385,642              2,120,880
   Inventories                                                                                   52,425                 85,601
   Prepaid expenses and other current assets                                                    384,948                276,858
                                                                                          -------------          -------------
         Total current assets                                                                44,823,691             14,155,845
                                                                                          -------------          -------------

Property and equipment, net (Note 4)                                                         24,392,692             46,803,050
                                                                                          -------------          -------------

Other assets:
   Goodwill, net                                                                              3,064,877              7,580,763
   Deferred charges, net                                                                        389,343                272,608
   Customer lists, net                                                                          873,512              1,755,919
   Restrictive covenants, net                                                                   114,167              1,401,833
   Deferred lease acquisition costs, net                                                        714,040              1,274,577
   Deposits                                                                                     260,363                 99,863
                                                                                          -------------          -------------
                                                                                              5,416,302             12,385,563
                                                                                          -------------          -------------

                                                                                        $    74,632,685        $    73,344,458
                                                                                          =============          =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt (Note 6)                                        $     1,358,447        $     2,180,601
   Accounts payable                                                                           2,226,795              1,514,048
   Accrued expenses                                                                             497,975                961,544
   Other current liabilities                                                                     73,529                 22,699
                                                                                          -------------          -------------
       Total current liabilities                                                              4,156,746              4,678,892

Long-term debt, excluding current maturities (Note 6)                                         9,485,994              7,365,740
Customer deposits                                                                               305,535                598,177
                                                                                          -------------          -------------
         Total Liabilities                                                                   13,948,275             12,642,809
                                                                                          -------------          -------------

Shareholders' equity (Note 7):
   Common stock; par value $.001 per share; 30,000,000 shares authorized; issued and outstanding 7,129,467 shares at June 30, 1996 and 7,197,718
       shares at June 30, 1997                                                                    7,129                  7,198
   Additional paid-in capital                                                                63,743,312             63,233,043
   Accumulated deficit                                                                       (3,066,031)            (2,538,592)
                                                                                          --------------         --------------
         Total shareholders' equity                                                          60,684,410             60,701,649
Commitments and contingencies (Note 12)
                                                                                        $    74,632,685        $    73,344,458
                                                                                          =============          =============

See accompanying notes to financial statements.

                                   NuCo 2 INC.
                            STATEMENTS OF OPERATIONS


                                                                                                   Years Ended June 30,
                                                                                                   --------------------
                                                                                                1996                   1997
                                                                                                ----                   ----



   Net sales                                                                            $    11,965,999        $    18,943,569
                                                                                          -------------          -------------

   Costs and expenses:
       Cost of products sold                                                                  5,177,320              8,991,823
       Selling, general and administrative expenses                                           3,066,381              5,858,934
       Depreciation and amortization                                                          2,417,492              4,246,035
                                                                                          -------------          -------------
                                                                                             10,661,193             19,096,792
                                                                                          -------------          -------------

         Operating income (loss)                                                              1,304,806               (153,223)

   Other expenses (income):
       Interest expense (income), net                                                         1,257,984               (680,662)
                                                                                          -------------          --------------

         Income before extraordinary item                                                        46,822                527,439
                                                                                          -------------          -------------

   Extraordinary item - loss on extinguishment of debt                                          859,522                -
                                                                                          -------------          -------------

         Net income (loss)                                                              $      (812,700)       $       527,439
                                                                                          ==============         =============

         Dividends on Preferred Stock                                                   $      (110,917)       $       -
                                                                                          ==============         =============

         Net income (loss) attributable to common stockholders                          $      (923,617)       $       527,439
                                                                                          ==============         =============

   Income (loss) per common share (Note 1)

         Income (loss) before extraordinary item                                        $         (0.01)       $          0.07

         Extraordinary item (Note 6)                                                              (0.18)               -
                                                                                          --------------         -------------

         Net income (loss)                                                              $         (0.19)       $          0.07
                                                                                          ==============         =============

         Weighted average number of common and common
           equivalent shares outstanding                                                       4,677,900             7,334,131
                                                                                          ==============         =============




See accompanying notes to financial statements.

                                   NuCo2 INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                       Series A             Series B            Series C          Series D
                                    ---------------     ----------------    -----------------   ---------------
                                    Shares   Amount     Shares   Amount     Shares    Amount    Shares   Amount
                                    ------   ------     ------   ------     ------    ------    ------   ------

Balance, June 30, 1995               485    $485,000     500    $500,000     500   $  500,000    1,500  $1,500,000
Redemption of Series A              (485)   (485,000)     -          -        -            -        -          -
Redemption of Series B                -         -       (500)   (500,000)     -            -        -          -
Conversion of Series C                -         -         -          -      (500)    (500,000)      -          -
Conversion of Series D                -         -         -          -        -            -    (1,500) (1,500,000)
Conversion of subordinated debt
 and exercise of warrants and
 options                              -         -         -          -        -            -         -
Issuance of 2,022,576 shares of
   common stock - Initial
   Public Offering                    -         -         -          -        -            -         -         -
Issuance of 1,761,165 shares of
   common stock - secondary
   offering                           -         -         -          -        -            -         -         -
Net (loss)                            -         -         -          -        -            -         -         -
Dividends declared on
   Preferred Stock                    -         -         -          -         -           -         -         -
                                    ------  --------  -------  --------  ---------  -----------  ------  ----------
Balance, June 30, 1996                -         -         -          -        -            -         -         -
Issuance of 34,289 shares of
   common stock - exercise
   of options                         -         -         -          -        -            -         -         -
Redemption of warrant                 -         -         -          -        -            -         -         -
Additional expenses - secondary
   offering                           -         -         -          -        -            -         -         -
Issuance of 33,962 shares of
   common stock - asset
   acquisition                        -         -         -          -        -            -         -         -
Net income                            -         -         -          -         -           -         -         -
                                   -------  --------  -------  --------  ---------  -----------  ------  ----------
Balance, June 30, 1997                -         -         -          -         -           -         -         -
                                   =======  ========  =======  ========  =========  ===========  ======  ==========

                                       Common Stock       Additional
                                    -------------------      Paid-in     Accumulated  Shareholders'
                                    Shares       Amount      Capital       Deficit       Equity
                                    ------       ------   ----------- --------------  ----------
Balance, June 30, 1995              1,932,953   $ 1,933   $    9,317  $(2,253,331)  $    742,919
Redemption of Series A                    -         -            -           -         (485,000)
Redemption of Series B                    -         -        499,500         -             (500)
Conversion of Series C                155,164       155      499,845         -                0
Conversion of Series D                300,266       300    1,499,700         -                0
Conversion of subordinated debt
 and exercise of warrants and
 options                              957,343       957      805,400         -          806,357
Issuance of 2,022,576 shares of
   common stock - Initial
   Public Offering                  2,022,576     2,023   16,149,341         -       16,151,364
Issuance of 1,761,165 shares of
   common stock - secondary
   offering                         1,761,165     1,761   44,641,484         -       44,643,245
Net (loss)                                -         -            -       (812,700)     (812,700)
Dividends declared on
   Preferred Stock                        -         -       (361,275)        -         (361,275)
                                   ----------   -------  -----------  ------------  -----------
Balance, June 30, 1996              7,129,467     7,129   63,743,312   (3,066,031)   60,684,410
Issuance of 34,289 shares of
   common stock - exercise
   of options                          34,289        34      152,319         -          152,353
Redemption of warrant                     -         -     (1,143,450)        -       (1,143,450)
Additional expenses - secondary
   offering                               -         -        (59,100)        -          (59,100)
Issuance of 33,962 shares of
   common stock - asset
   acquisition                         33,962        35      539,962         -          539,997
Net income                                -         -            -        527,439       527,439
                                   ----------   -------  -----------  ------------  -----------
Balance, June 30, 1997              7,197,718   $ 7,198  $63,233,043  $(2,538,592)  $60,701,649
                                   ==========   =======  ===========  ============  ===========

See accompanying notes to financial statements.

                                   NuCo 2 INC.
                            STATEMENTS OF CASH FLOWS


                                                                                    YEARS ENDED JUNE 30,
                                                                                    --------------------
                                                                                 1996                   1997
                                                                                 ----                   ----

Income before extraordinary item                                          $        46,822        $       527,439
Extraordinary item - loss on extinguishment of debt                               859,522                   -
                                                                            -------------          -------------
Net income (loss)                                                                (812,700)               527,439
Cash flows from operating activities:
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization of property and equipment                 1,609,063              3,130,022
        Amortization of other assets                                              808,429              1,116,013
        Loss on disposal of property and equipment                                155,592                294,411
        Write-off of deferred financing costs                                     784,069                  -
        Changes in operating assets and liabilities:
        Decrease (increase) in:
           Trade accounts receivable                                             (646,224)              (735,238)
           Inventories                                                            (11,441)               (33,176)
           Prepaid expenses and other current assets                             (356,368)               108,090
        Increase (decrease) in:
           Accounts payable                                                       278,794               (712,747)
           Accrued expenses                                                      (103,910)               463,569
           Other current liabilities                                               39,064                (50,830)
           Customer deposits                                                      100,463                236,392
                                                                            -------------          -------------

           Net cash provided by operating activities                            1,844,831              4,343,945
                                                                            -------------          -------------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment                                126,850              2,133,776
  Purchase of property and equipment                                           (6,971,472)           (16,945,522)
  Acquisition of businesses                                                    (1,767,460)           (17,692,662)
  Increase in deferred lease acquisition costs                                   (514,258)              (914,999)
  (Increase) decrease in deposits                                                (238,364)               160,500
                                                                            --------------         -------------

           Net cash (used in) investing activities                        $    (9,364,704)        $  (33,258,907)
                                                                            --------------         -------------

                                   NuCo 2 INC.
                            STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                                              YEARS ENDED JUNE 30,
                                                                                              --------------------
                                                                                           1996                   1997
                                                                                           ----                   ----

Cash flows from financing activities:
  Proceeds from issuance of common stock                                            $    60,794,609        $      (59,100)
  Net proceeds from issuance of long-term debt                                           10,551,728                  -
  Repayment of long-term debt                                                           (19,943,243)           (1,309,704)
  Increase in loan payable to shareholder                                                   200,000                  -
  Repayment of loan payable to shareholder                                                 (200,000)                 -
  Increase in deferred charges                                                             (694,457)              (53,307)
  Decrease in deferred interest payable                                                    (306,535)                 -
  Exercise of warrants and options                                                          403,444               152,353
  Preferred stock dividends                                                                (361,275)                 -
  Redemption of Series A preferred stock                                                   (485,000)                 -
  Redemption of Series B preferred stock                                                       (500)                 -
  Redemption of warrant                                                                       -                (1,143,450)
                                                                                    ---------------        ---------------

     Net cash provided by (used in) financing activities                                 49,958,771            (2,413,208)
                                                                                    ---------------        ---------------

Increase (decrease) in cash and cash equivalents                                         42,438,898           (31,328,170)
Cash and cash equivalents, beginning of year                                                561,778            43,000,676
                                                                                    ---------------        ---------------

Cash and cash equivalents, end of year                                              $    43,000,676        $   11,672,506
                                                                                    ===============        ===============

Supplemental disclosure of cash flow information: Cash paid during the year for:

     Interest                                                                       $     1,661,645        $     903,729
                                                                                    --=============        ===============

     Income taxes                                                                   $         -            $         -
                                                                                    ===============        ===============


Supplemental schedule of noncash investing and financing activities:
  Acquisition of businesses:
     Fair value of assets acquired                                                  $     4,269,535        $     1,098,718
     Cost in excess of net assets of businesses acquired                                    746,910                244,000
     Liabilities assumed or incurred                                                     (3,248,985)               (56,250)
     Issuance of common stock                                                                     -               (539,996)
                                                                                    ---------------        ---------------
            Cash paid                                                               $     1,767,460        $      746,472
                                                                                    ===============        ===============

         In connection with the IPO in December 1995, the Company converted $2.0 million of Series C and Series D Preferred Stock into common stock. In addition, the Company converted $406,707 of subordinated debt and $499,500 of Series B Preferred Stock into shares of common stock and additional paid-in capital, respectively.

         In 1996 and 1997 the Company purchased equipment and incurred debt in the amounts of $89,570 and $11,604, respectively.


See accompanying notes to financial statements.

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE 1  -    Description  of  Business  and  Summary of  Significant  Accounting
             Policies

             (a)   Description of business

             NuCo2 Inc., (the "Company"), a Florida corporation, is a supplier of bulk CO2 dispensing systems to customers in the food, beverage, lodging and recreational industries in the United States.

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

             (d)   Property and Equipment

             Property and equipment are stated at cost. The Company does not depreciate bulk systems held for installation until the systems are in service and leased to customers. Upon installation, the systems, component parts and direct costs associated with the installation are transferred to the leased equipment account. These costs are associated with successful placements of such systems with customers under noncancellable contracts and which would not be incurred by the Company but for a successful placement. Upon early service termination, the unamortized portion of direct costs associated with the installation are charged to cost of products sold. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets or the lease terms for leasehold improvements, whichever is shorter.

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

             (e)   Other Assets

             Goodwill, Net

             Goodwill, net, represents costs in excess of net assets of businesses acquired and is being amortized on a straight-line basis over twenty years. Accumulated amortization of goodwill was $174,607 and $390,603 at June 30, 1996 and 1997, respectively. The Company evaluates the recoverability of goodwill as well as the amortization periods to determine whether an adjustment of the carrying value is appropriate.

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE 1  -    Description  of  Business  and  Summary of  Significant  Accounting
             Policies - (Continued)

             Deferred Charges, Net

             Deferred charges, net, consist of the unamortized portion of financing costs which are being amortized over the term of the related indebtedness, ranging from thirty-six to sixty months. Accumulated amortization of deferred costs was $199,091 and $368,238 at June 30, 1996 and 1997, respectively. Included in the statement of operations for the year ended June 30, 1996 is an extraordinary write-off of deferred financing fees in connection with the reduction of certain indebtedness (Note 6).

             Customer Lists, Net

             Customer lists, net, consist of the unamortized portion of customer lists acquired in connection with asset acquisitions which are being amortized over five years, the average life of customer leases. Accumulated amortization of customer lists was $257,948 and $565,090 at June 30, 1996 and 1997, respectively. The Company's policy is to value customer lists based on the estimated value of future cash flows over the life of the customer lease.

             Restrictive Covenants, Net

             Restrictive  covenants,  net,  consist of covenants  not to compete arising in connection with asset acquisitions which are being amortized over their contractual lives ranging from thirty to one hundred and twenty months. Accumulated amortization of restrictive covenants was $60,833 and $173,167 at June 30, 1996 and 1997, respectively. The Company's policy is to value restrictive covenants based on the negotiated contractual value of the restrictive covenant or a third party appraisal.

             Deferred Lease Acquisition Costs, Net

             Deferred lease acquisition costs, net, consist of commissions associated with the acquisition of new leases and are being amortized over the life of the related leases, generally five years. Accumulated amortization of deferred lease acquisition costs was $428,284 and $709,830 at June 30, 1996 and 1997, respectively. Upon early service termination, the unamortized portion of deferred lease acquisition costs are charged to selling, general and administrative expenses.

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

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE 1  -    Description  of  Business  and  Summary of  Significant  Accounting
             Policies - (continued)

             (h)   Net Income or Loss Per Common Share

             The net income or loss per share computations presented are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each year. Fully diluted and primary income or loss per common share are the same amounts for each period.

             In connection with the Initial Public Offering (IPO), 155,164 and 300,266 shares of common stock were issued upon conversion of the Company's Series C convertible preferred stock and Series D convertible preferred stock, respectively. An additional 805,209 shares of common stock were issued upon the conversion of the convertible portion of the Senior Subordinated Notes and 118,167 shares of common stock upon exercise of warrants and options. The above shares have been treated as outstanding since July 1, 1995. Stock options and warrants to purchase an additional 152,851 shares of common stock granted during 1995 have also been treated as outstanding since July 1, 1995, using the treasury stock method.

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

            (a)    Initial Public Offering (IPO)

             In connection with the Company's Initial Public Offering, 2,022,576 shares of common stock were sold in December 1995. In addition, representatives of the Underwriters acquired warrants to purchase up to 110,000 shares of common stock. Such warrants are exercisable for a period of five years, at an exercise price of $10.80. In July 1996, the Company redeemed and canceled a warrant to purchase 77,000 shares of its common stock for $1,143,450. This amount represented the approximate market value of 77,000 shares of common stock on the date of redemption.

             The gross proceeds the Company received from the sale of the 2,022,576 shares of common stock were $18,203,184. After deducting the underwriters' discounts and commissions and other offering expenses, the net proceeds were $16,151,364.

             Prior to the IPO, the Company had outstanding approximately $2.9 million in principal amount of Senior Subordinated Notes, a portion of which was convertible at the option of the holders thereof into Common Stock. The holders of the Senior Subordinated Notes converted, effective upon the closing of the IPO, approximately $407,000 of the principal amount of the Senior Subordinated Notes into an aggregate of 805,209 shares of Common Stock. The Company repaid the remaining principal of the Senior Subordinated Notes and accrued interest thereon with a portion of the net proceeds of the IPO. The Company also had outstanding 485 shares of Series A Preferred Stock, 500 shares of Series B Preferred Stock, 500 shares of Series C Preferred Stock and 1,500

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE 2 -    Public Offerings - (continued)

shares of Series D Preferred Stock. Effective upon closing of the IPO, (i) the Company redeemed with a portion of the net proceeds of the IPO all of the outstanding Series A Preferred Stock and Series B Preferred Stock for an aggregate of $485,500 plus approximately $243,000 of dividends and (ii) all of the outstanding Series C Preferred Stock and Series D Preferred Stock automatically converted into an aggregate of 455,430 shares of Common Stock. The Company used a portion of the net proceeds of the IPO to pay dividends of approximately $118,000 on the Series C Preferred Stock and Series D Preferred Stock. In addition, the holders of warrants to purchase an aggregate of 118,167 shares of Common Stock exercised such warrants effective upon the closing of the IPO.

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

             In December 1996, the shareholders voted and approved another increase in the number of shares authorized of the Company's common stock to 30,000,000 shares.

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

NOTE 3 -     Acquisitions

             In January 1996, the Company purchased certain assets from two unrelated companies, one located in Louisiana and the other located in Georgia. The aggregate combined purchase price was $1,020,550. The Company paid cash for both of these transactions.

             Effective May 15, 1996, the Company acquired substantially all of the assets associated with the bulk CO2 operating segment of the BevServ Division of The Coca-Cola Bottling Company of New York, Inc. (BevServ) for $2,914,374. The Company financed the acquisition through available borrowings under its $30 million credit facility.

             Effective June 1, 1996, the Company acquired certain assets of a bulk CO2 company having its principal place of business in Mississippi, for an aggregate purchase price of $248,010. The entire purchase price was financed through the acquisition facility with the Company's bank.

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE 3  -    Acquisitions - (continued)

             In August 1996, the Company acquired the bulk CO2 operations of two affiliated companies operating in Ohio, Kentucky and Indiana for an aggregate purchase of approximately $1,350,000. The Company paid cash for these transactions.

             In March 1997, the Company acquired certain assets of three unrelated companies operating in Texas for an aggregate purchase price of approximately $2,875,000. The Company paid cash for these transactions.

             In April 1997, the Company acquired certain assets of Texas Oxygen,
Inc./Texas  CO2,  Inc.  for  an  aggregate   purchase  price  of   approximately
$3,925,000. The Company paid cash for these transactions.

             In May 1997, the Company acquired certain assets from two companies, City Carbonic Company, Inc. and the BOC Group, Inc. City Carbonic Company, Inc., operating in Oklahoma, Kansas, Texas and Arkansas, sold assets for an aggregate purchase price of approximately $3,000,000. The BOC Group, Inc. beverage bulk CO2 operations were located in Massachusetts, Pennsylvania and Tennessee and were acquired for an aggregate purchase price of approximately $5,125,000. The Company paid cash for these transactions and as of June 30, 1997 has an additional accrual of approximately $500,000 for post closing adjustments in connection with these transactions.

             In June 1997, the Company acquired certain assets of a business operating in Georgia for a purchase price of $1,350,000. The Company paid approximately $750,000 cash, incurred liabilities of $60,000 and issued 33,962 shares of common stock at market for a value of $540,000.

             These acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase prices and direct costs of the acquisitions have been allocated to the respective assets and liabilities of the acquired companies based upon their estimated fair market values at the dates of acquisition. This resulted in goodwill of approximately $775,000 and $4,732,000 in the years ended June 30, 1996 and 1997, respectively, which is being amortized on a straight-line basis over twenty years. The results of operations of the acquired companies are included in the Company's financial statements since the effective dates of the acquisitions.

             The  following   summarized,   unaudited,   pro  forma  results  of
operations assume that the acquisitions described above occurred as of the beginning of the periods presented:

                                                   Year Ended June 30,
                                                   -------------------
                                            1996                       1997
                                            ----                       ----
Net sales                                   $18,923,657            $22,963,529
Income (loss) before extraordinary item        (681,264)               663,940
Net income (loss)                            (1,540,786)               663,940
Net income (loss) per common share                 (.33)                   .09

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE 4 -     Property and Equipment, Net

             Property and equipment, net consists of the following:

                                                          June 30,
                                                          --------
                                                 1996                 1997
                                                 ----                 ----
Leased equipment                              $22,901,699          $42,207,142
Equipment and cylinders                         2,920,456            6,114,340
Systems held for installation                   1,195,299            2,028,937
Vehicles                                          229,641              209,190
Computer equipment                                164,039              798,421
Office furniture and fixtures                      62,378              766,901
Leasehold improvements                             18,482            1,005,173
Construction in progress                          368,008                --
                                              -----------         ------------
                                               27,860,002           53,130,104
Less accumulated depreciation                   3,467,310            6,327,054
                                              -----------         ------------
                                              $24,392,692          $46,803,050
                                              ===========          ===========

             Capitalized component parts and direct costs associated with installation of equipment leased to others included in leased equipment was $3,155,424 and $6,335,593 at June 30, 1996 and 1997, respectively. Accumulated depreciation and amortization of these costs were $1,118,377 and $1,934,704 at June 30, 1996 and 1997, respectively.

             Depreciation   and  amortization  of  property  and  equipment  was
$1,609,063  and  $3,130,022  for  the  years  ended  June  30,  1996  and  1997, respectively.

NOTE 5 -     Leases

             The Company leases equipment to its customers generally pursuant to five-year noncancellable operating leases which expire on varying dates through June 2003. At June 30, 1997, future minimum rentals due from customers are as follows:

Year Ending June 30,
--------------------
1998                                         $12,203,586
1999                                          11,082,710
2000                                           9,323,459
2001                                           6,473,289
2002                                           2,376,728
Thereafter                                        14,375
                                             -----------
                                             $41,474,147
                                             ===========

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE 6 -     Long-Term Debt

             Long-term debt consists of the following:

                                                                                               JUNE 30,
                                                                                               --------

                                                                                     1996                           1997
                                                                                     ----                           ----
Note payable issued in connection with a 1995 asset acquisition of $479,000, principal  and  interest (at 7%)  payments of $9,485  payable  monthly, maturing January,  2000 and collateralized by the purchased assets with
         a net book value of $472,456 at June 30, 1997                               $  359,794              $  268,263


Note payable to bank of $6,000,000  under a $30 million  facility,  interest only for 12 months and principal  payments of $100,000 plus interest at a  fixed  rate  of  8.51%,  payable  monthly  for  twenty-three  months commencing  January 1997. Any accrued interest and one final payment of all unpaid  principal due and payable on November 30, 1998;  secured by
         substantially all assets of the Company.                                     6,000,000               5,400,000

Note payable to bank of $10,000,000 under a $30 million  facility,  interest only for 12 months at two hundred  seventy-five  basis points above the
         30-day  London  InterBank  Offering Rate  ("LIBOR")  (8.44% at June 30,
         1997),  with the principal  amount  outstanding at the end of 12 months
         (December  1996) and 24 months  (December 1997) converted to term loans calculated on a 60 month  amortization  schedule.  The first converted, acquisition  facility,  term  loan  of  $3,248,010  is due  in  monthly installments of  approximately  $54,134.  Any accrued  interest and one final  payment of all unpaid  principal due and payable on November 30,
         1998; secured by substantially all assets of the Company.                    3,248,010               2,977,343

Note payable to bank of $13,000,000 under a $30 million  facility,  interest only for 12 months at two hundred  seventy-five  basis points above the
         30-day  London  InterBank  Offering Rate  ("LIBOR")  (8.44% at June 30,
         1997),  with the principal  amount  outstanding at the end of 12 months
         (December  1996) and 24 months  (December 1997) converted to term loans calculated on a 60 month  amortization  schedule.  The first converted, tank facility,  term loan of $908,455 is due in monthly installments of approximately  $15,141.  Any accrued  interest and one final payment of all unpaid  principal due and payable on November 30, 1998;  secured by
         substantially all assets of the Company.                                       908,455                 832,750

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE 6 - Long-Term Debt - (continued)

                                                                                               June 30,
                                                                                               --------

                                                                                     1996                           1997
                                                                                     ----                           ----
Note payable of $290,162  for the  financing  of  equipment,  principal  and interest (at 8%) payments of $6,045 payable monthly, maturing August 3,
         1997  collateralized  by equipment with a net book value of $185,711 at
         June 30, 1997 and personally guaranteed by a shareholder of the Company.      75,037                    6,005

Note payable of $423,698, principal and interest (at 10%) payments of
         $9,002 payable monthly, matured May 1, 1997.                                  94,248                        -

Other note  payable  issued  in  connection  with a 1995  asset  acquisition, principal payments aggregating $50,000 per annum beginning
         July, 1995 through December 31, 1997.                                         75,000                   25,000

Various notes  payable of $111,282 for the  financing of  equipment,  principal payments of $2,959  payable  monthly,  maturing from  September 1997 to
         August 2000 collateralized by equipment
         with a net book value of $76,537 at June 30, 1997.                            83,897                   36,980
                                                                                   ----------                -----------

                                                                                   10,844,441                9,546,341

Less current maturities of long-term debt                                           1,358,447                2,180,601
                                                                                   ----------                -----------

         Long-term debt, excluding current maturities                             $ 9,485,994               $7,365,740
                                                                                   ==========                ===========


             In addition, the Company maintains a revolving promissory note payable to a bank in the amount of $1,000,000 under a $30 million facility, interest only at two hundred seventy-five basis points above the 30-day London InterBank Offering Rate ("LIBOR"), payable monthly and maturing November 30, 1998. At June 30, 1997, no borrowings were outstanding under this credit arrangement.

             The Company is required to meet certain financial covenants under the $30 million facility, and may not access borrowings which would cause its funded debt ratio to exceed 3.25 times EBITDA on a 6 month rolling average annualized (see Note 14(c)).

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE 6 -     Long-Term Debt - (continued)


             The aggregate maturities of long-term debt for the years subsequent to June 30, 1997 are as follows:

Year Ending
-----------
1998                                                 $2,180,601
1999                                                  7,293,227
2000                                                     71,542
2001                                                        971
                                                    -----------

                                                     $9,546,341
                                                    ===========


             Interest expense on long and short-term debt amounted to $1,402,773 and $884,627 for the years ended June 30, 1996 and 1997, respectively.

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

             (a)   Stock Option Plans

             The board of directors adopted the 1995 Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 350,000 shares of common stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options, or both. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's common stock at the date of the grant, and the exercise price of non-qualified stock options issued to employees may not be less than 75% of the fair market value of the Company's common stock at the date of the grant. The maximum term for all options is 10 years. All options granted to date vest one-third per annum commencing one year from the date of grant. As of June 30, 1997, options for 41,437 shares are exercisable.

             The following table summarizes the transactions pursuant to the 1995 Plan.

                                             Shares               Exercise Price
                                             ------               --------------
Outstanding at June 30, 1995                    -0-                      -0-
Granted                                     130,991                  $9-$17.50
Expired or canceled                             340                       $9
Exercised                                       -0-                      -0-
                                          ---------                  ---------
Outstanding at June 30, 1996                130,651                  $9-$17.50
Granted                                     222,500                     $11.25
Expired or canceled                           6,225                  $9-$11.25
Exercised                                       322                       $9
                                          ---------                  ---------
Outstanding at June 30, 1997                346,604                  $9-$17.50
                                          =========                  =========

             The board of directors of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, each non-employee director will receive options for 6,000 shares of common stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of common stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the common stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. During the year ended June 30, 1996, options to purchase a total of 24,000 shares of common stock at an exercise price of $9 per share were issued. As of June 30, 1997, options for 8,000 shares are currently exercisable. No options have been exercised under the Directors' Plan.

             (b)   Warrants

             In August 1994, the Company granted a five year warrant to purchase 73,042 shares of common stock at $3.22 per share to a shareholder of the Company in connection with the guarantee of certain indebtedness. This warrant was exercised in 1996.
Proceeds to the Company for the exercise of this warrant aggregated $235,195.

             In May 1997, the Company granted a warrant to purchase 1,000,000 shares of common stock to BOC pursuant to the supply agreement (see Note 12b). The warrant is exercisable from May 1, 1999 to May 1, 2002 at an exercise price of $17 per share and from May 1, 2002 until April 30, 2007 at an exercise price of $20 per share. The option may be exercised earlier for a material breach in the supply contract or a change in control of the Company. As of June 30, 1997, the warrant was not exercisable.

             (c)   Non-Qualified Stock Options

             During 1995, the Company granted options, outside of the 1995 Plan, to purchase 67,934 shares of common stock at $4.40 per share to certain officers and employees. These options vest one year after date of grant and are exercisable for 10 years. In June and July 1996, these options were exercised. In 1992, the Company also granted options to purchase 45,125 shares of Common Stock to a company in connection with the issuance of the senior subordinated convertible notes. These options were also exercised in 1996. Proceeds to the Company for the exercise of non-qualified stock options in 1996 and 1997 aggregated $164,455 and $149,455, respectively.

             Statement  of  Financial   Standards   No.  123,   Accounting   for
Stock-Based Compensation, defines a fair value based method of accounting for stock options. It is effective for fiscal years beginning after December 15, 1995. The Statement allows an entity to continue to measure cost using the accounting method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The fair value of each option grant is estimated on the date of grant using the
Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1996 and 1997; expected volatility of 80%, risk-free interest rate of approximately 6.4%, and expected lives of one to five years. The Company is adopting SFAS 123 in fiscal year end June 30, 1997 and presents the following pro forma disclosures rather than change its present method of accounting for employee stock options:

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997
                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997



NOTE 7 - Shareholders' Equity - (continued)


                                                       Year Ended June 30,

                                                      1996                1997
                                                      ----                ----

Net loss attributable to common shareholders     $(1,043,617)      $(972,561)

Net loss per common share                        $(      .22)      $(    .13)
                                                 ===========      ============

Weighted average number of common and
  common equivalent shares outstanding             4,669,903      7,294,472
                                                 ============     ============


                  The pro forma adjustment for stock based compensation costs under SFAS 123 for the years ended 1996 and 1997 is approximately $120,000 and $1,500,000, respectively.


NOTE 8 -          Income Taxes

                  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                         June 30,
                                                         --------
                                                   1996               1997
                                                   ----               ----
Deferred tax assets:
  Allowance for doubtful accounts              $    79,200        $   42,500
  Amortization expense                              42,700           137,800
  Other                                              2,200             3,700
  Net operating loss carryforwards               2,978,600         4,696,200
                                                ----------         ---------
     Total gross deferred tax assets             3,102,700         4,880,200
Less valuation allowance                          (842,500)         (636,400)
                                               -----------       -----------
  Net deferred tax assets                        2,260,200         4,243,800
                                               -----------       -----------
Deferred tax liabilities:
  Depreciation expense                          (2,260,200)       (4,243,800)
                                               -----------       -----------
     Total gross deferred tax liabilities       (2,260,200)       (4,243,800)
                                               -----------       -----------
     Net deferred taxes                        $   --            $    --
                                               ===========       ===========


         At June 30, 1997, the Company had net operating loss carryforwards for Federal income tax purposes of $12,490,000, which are available to offset future Federal taxable income, if any, in varying amounts through June 2012. The valuation allowance for deferred tax assets as of July 1, 1996 was $842,500. The net change in the total valuation allowance for the year ended June 30, 1997 was a decrease of $206,100.

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE 9 - Related Party Transactions

         The Company entered into leases with the chairman of the board and chief executive officer for its warehouse/depot and office facilities with annual rentals of approximately:

              Year Ending June 30,
              --------------------
              1998                       $179,000
              1999                        167,000
              2000                        167,000
              2001                        125,000

         Rental expense was $87,081 and $166,549 in 1996 and 1997, respectively, under these leases.

NOTE 10  -  Lease Commitments

         The Company leases office equipment, trucks and warehouse/depot and office facilities under operating leases (including related party leases, see
Note 9) that expire at various dates through December 2003. Future minimum lease payments under noncancellable operating leases (that have initial noncancellable lease terms in excess of one year) are approximately as follows:

            Year Ending June 30,
            --------------------
                    1998                       $1,872,000
                    1999                        1,635,000
                    2000                        1,242,000
                    2001                        1,000,000
                    2002                          670,000
                    Thereafter                    372,000
                                               ----------
                                               $6,791,000
                                               ==========

            Total rental expense under noncancellable operating leases was approximately $763,900 and $1,413,000 in 1996 and 1997, respectively.

NOTE 11  -  Concentration of Credit and Business Risks

         The Company's business activity is with customers located within the United States. As of June 30, 1996 and 1997, the Company's sales to customers in the food and beverage industry were approximately 97% and 98%, respectively.

         There were no customers that accounted for greater than 5% of total sales for the years ended June 30, 1996 or 1997, nor were there any customers that accounted for greater than 5% of total accounts receivable at June 30, 1996 or 1997.

NOTE 12 -   Commitments and Contingencies

         (a)      Employment Agreements

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

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE 12 -  Commitments and Contingencies - (continued)

         The Company has an employment agreement with an officer of the Company that currently provides minimum annual compensation of $150,000 per year through October 1999. The contract provides for additional compensation in the form of bonuses to be determined by the board of directors and incentive and non-qualified stock options pursuant to the Company's 1995 Plan to purchase up to 100,000 shares (see Note 7). The agreement also calls for a covenant against competition which extends one year beyond termination for any reason.

         (b)  Supply Agreement

         In May 1997, the Company entered into an exclusive, subject to expirations of existing contracts, ten-year carbon dioxide supply agreement with The BOC Group, Inc. ("BOC"). The agreement ensures readily available high quality CO2 as well as relatively stable liquid carbon dioxide prices. Pursuant to the agreement, the Company must purchase all of its liquid CO2 requirements from BOC. The agreement contains annual escalations for the lesser of the Producer Price Index for Chemical and Allied Products or the average annual percentage increase in the selling price of liquid CO2 to BOC's large multi-location beverage customers. Increases in each of the first five contract years shall not exceed 3%.

         (c)  Other

         Carbonic Designs, Inc. ("CDI") v. MVE, Inc., The Taylor-Wharton Gas Equipment Division of Harsco Corporation, Welders Supply Co. and NuCO2 Inc., filed on or about December 31, 1996 asserted claims for violation of the Texas Free Enterprise and AntiTrust Act of 1983, business disparagement, tortious interference with contract, tortious interference with prospective business relations and civil conspiracy. CDI seeks various damages, all in unspecified amounts. The Company has been contesting the case vigorously and intends to continue to do so.

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

         The carrying amounts and fair values of the Company's financial instruments at June 30, 1997 are as follows:

                                                  Carrying Amount   Fair Value
                                                  ---------------   ----------
Cash and cash equivalents                           $11,672,506     $11,672,506
Long-term debt, including current maturities          9,546,341       9,546,341

                                   NuCo2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997

NOTE 14 -    Subsequent Events

         (a)      Acquisitions


         Effective July 15, 1997, the Company purchased substantially all of the assets of a bulk CO2 company operating in Colorado for a purchase price of $675,000. The purchase price was funded through a borrowing under the Company's credit facility.

         Effective July 31, 1997, the Company purchased certain assets from CC Acquisition Corp. (Carbo Co.) for an aggregate purchase price of $11,000,000. Carbo Co. had operations in Nebraska, Kansas, Oklahoma, Iowa, Missouri, Arkansas and South Dakota. The Company funded $5,000,000 through a borrowing under its $30 million credit facility and paid cash for the balance.

         In September 1997, the Company  purchased  certain assets of a bulk CO2
company  with  operations  in  Arizona  for  an  aggregate   purchase  price  of
$1,100,000. The Company paid cash for this transaction.

         (b) Private Placement

         In August 1997, the Company engaged Montgomery Securities as its exclusive placement agent on a "best efforts" basis in connection with a proposed offering by private placement of $30 million in Subordinated Notes. The agent has received term sheets from potential investors and the transaction is anticipated to close on or about October 17, 1997.

         (c) Credit Facility

         In September 1997, the Company's existing $30 million facility was amended to adjust the funded debt ratio to 3.50 times EBITDA on a 3 month rolling average annualized.

         In September 1997, the Company entered into a fully underwritten $50 million Senior Secured Revolving Credit Facility (the "Facility") with a bank. The bank intends to syndicate the Facility and serve as sole agent. The proposal contains a trigger for an automatic request by the Company to increase the Facility to $100,000,000. The proposal also includes usual and customary covenants.
The Facility is expected to close simultaneously with the private placement (see
Note 14(b)).

         (d) Lease Commitments

         The Company entered into fourteen operating leases in July and August 1997. Three leases were for warehouse facilities with aggregate annual rentals of approximately $32,000 expiring at various dates through December 1998. Eleven leases were for trucks with aggregate annual rentals of approximately $132,000 expiring at various dates through December 2002.