Form 10QSB
period 1997-09-30
NUCO2 INC /FL
filed 1997-11-14
CIK 947577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                       OR



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

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

         Yes   X                No
            -------               --------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



           Class                           Outstanding at September 30, 1997
           -----                           ---------------------------------
Common Stock, $.001 par value                      7,197,718 shares

                                          NUCO2 INC.

                                      Index
                                      -----


PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Balance Sheets as of                                     3
                  September 30, 1997 and June 30, 1997

                  Statements of Operations                                 4
                  for the Three Months Ended September 30,
                  1997 and September 30, 1996


                  Statement  of Shareholders'                              5
                  Equity for the Three Months Ended
                  September 30, 1997


                  Statements of Cash Flows for the                         6
                  Three Months Ended September 30, 1997 and
                  September 30, 1996

                  Notes to Financial Statements                          7-9


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN         10-13
                  OF OPERATION

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                        14

SIGNATURES                                                                15

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                   NUCO2 INC.

                                 BALANCE SHEETS

                                            ASSETS
                                            ------
                                                                       September 30, 1997         June 30, 1997
                                                                       ------------------         -------------
                                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                             $     8,311,917          $   11,672,506
   Trade accounts receivable; net of allowance for doubtful
      accounts of $171,322 and $113,054, respectively                          2,464,570               2,120,880
   Inventories                                                                   120,408                  85,601
   Prepaid expenses and other current assets                                     782,679                 276,858
                                                                            ------------            ------------
        Total current assets                                                  11,679,574              14,155,845
                                                                            ------------            ------------

Property and equipment, net                                                   56,928,625              46,803,050
                                                                            ------------            ------------

Other assets:
   Goodwill, net                                                              13,224,128               7,580,763
   Deferred charges, net                                                         264,840                 272,608
   Customer lists, net                                                         1,725,452               1,755,919
   Restrictive covenants, net                                                  1,444,500               1,401,833
   Deferred lease acquisition costs, net                                       1,553,640               1,274,577
   Deposits                                                                      111,181                  99,863
                                                                            ------------            ------------
                                                                              18,323,741              12,385,563
                                                                            ------------            ------------

                                                                         $    86,931,940          $   73,344,458
                                                                            ============            ============



                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------
Current liabilities:
   Current maturities of long-term debt                                  $     2,145,227          $    2,180,601
   Accounts payable                                                            3,284,756               1,514,048
   Accrued expenses                                                            1,268,388                 961,544
   Other current liabilities                                                      49,540                  22,699
                                                                            ------------            ------------
      Total current liabilities                                                6,747,911               4,678,892

Long-term debt, excluding current maturities                                  19,080,326               7,365,740
Customer deposits                                                                712,963                 598,177
                                                                            ------------            ------------
        Total Liabilities                                                     26,541,200              12,642,809
                                                                            ------------            ------------

Shareholders' equity:
   Common stock; par value $.001 per share; 30,000,000 authorized;
      issued and outstanding 7,197,718 at each date                                7,198                   7,198
   Additional paid-in capital                                                 63,233,043              63,233,043
   Accumulated deficit                                                        (2,849,501)             (2,538,592)
                                                                            ------------            -------------
        Total shareholders' equity                                            60,390,740              60,701,649
Commitments and contingencies
                                                                         $    86,931,940          $   73,344,458
                                                                            ============            ============

                                        3

                                   NUCO2 INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                                    Three Months Ended
                                                                                    ------------------
                                                                       September 30, 1997       September 30, 1996
                                                                       ------------------       ------------------


Net sales                                                                $     7,114,290          $    4,071,657

Costs and expenses:
   Cost of products sold                                                       3,582,867               1,969,551
   Selling, general and administrative expenses                                2,000,323               1,230,425
   Depreciation and amortization                                               1,632,897                 821,842
                                                                            ------------            ------------
                                                                               7,216,087               4,021,818
                                                                            ------------            ------------

Operating  (loss) income, net                                                   (101,797)                 49,839

Interest expense (income), net                                                   209,112                (292,012)
                                                                            ------------            ------------

Net  (loss) income                                                       $      (310,909)         $      341,851
                                                                            ============            ============

Net (loss) income per common share                                       $         (0.04)         $         0.05
                                                                            ============            ============

Weighted average number of common and common equivalent
   shares outstanding                                                          7,375,783               7,333,148
                                                                            ============            ============

                                   NUCO2 INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                     Additional                         Total
                                           Common Stock                Paid-in      Accumulated     Shareholders'
                                     Shares         Amount             Capital         Deficit         Equity


Balance, June 30, 1997              7,197,718        $7,198         $63,233,043      $(2,538,592)     $60,701,649


Net (loss)                                                                              (310,909)        (310,909)
                                -------------     ---------       -------------      -----------     ------------

Balance, September 30, 1997         7,197,718        $7,198         $63,233,043      $(2,849,501)     $60,390,740
                                =============     =========       =============      ============    ============

                                   NUCO2 INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                    ------------------
                                                                       September 30, 1997       September 30, 1996
                                                                       ------------------       ------------------

Cash flows from operating activities:
   Net (loss) income                                                     $     (310,909)          $      341,851

   Adjustments to reconcile  net (loss) income to net
         cash provided by operating activities:
         Depreciation and amortization of property and equipment               1,162,138                 600,000
         Amortization of other assets                                            470,759                 221,842
         Loss on disposal of property and equipment                               89,413                  31,271
         Changes in operating assets and liabilities:
         Decrease (increase) in:
            Trade accounts receivable                                           (326,725)                (49,594)
            Inventories                                                          (34,807)                 (8,933)
            Prepaid expenses and other current assets                           (505,821)                 80,248
         Increase (decrease) in:
            Accounts payable                                                   1,770,708                (947,960)
            Accrued expenses                                                     306,844                 128,497
            Other current liabilities                                             26,841                 (45,907)
            Customer deposits                                                    114,786                  49,030
                                                                            ------------            ------------
            Net cash provided by operating activities                    $     2,763,227          $      400,345
                                                                            ------------            ------------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                               14,700                   -
   Purchase of property and equipment                                         (4,552,564)             (5,768,427)
   Acquisition of businesses                                                  (6,089.992)             (1,446,203)
   (Increase) decrease in deposits                                               (11,318)                189,945
   (Increase) in deferred lease acquisition costs                               (398,904)               (186,676)
                                                                            ------------            ------------
         Net cash (used in) investing activities                             (11,038,078)             (7,211,361)
                                                                            ------------            ------------

Cash flows from financing activities:
   Redemption of warrants                                                      -                      (1,143,450)
   Exercise of options                                                         -                         149,455
   Repayment of long-term debt                                                  (551,557)                (85,569)
   Proceeds from issuance of long-term debt                                    5,500,000                    -
   Increase in deferred charges                                                  (34,181)                 (1,442)
   Additional expenses - secondary offering                                    -                          (1,615)
                                                                            ------------            ------------
         Net cash provided by (used in) financing activities                   4,914,262              (1,082,621)
                                                                            ------------            ------------

Net decrease in cash and cash equivalents                                     (3,360,589)             (7,893,637)
Cash and cash equivalents at the beginning of period                          11,672,506              43,000,676
                                                                            ------------            ------------
Cash and cash equivalents at the end of period                           $     8,311,917          $   35,107,039
                                                                            ============            ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                                        $       270,219          $      226,136
                                                                            ============            ============
         Income taxes                                                    $       -                $      -
                                                                            ============            ============

Supplemental schedule of noncash investing and financing activities:
    Acquisition of businesses:
      Fair value of assets acquired                                      $     7,050,600          $      -
      Cost in excess of net assets of businesses acquired                      5,724,400                 -
      Liabilities assumed or incurred                                         (6,750,000)                -
                                                                            ------------            -----------
         Cash paid                                                       $     6,025,000          $      -
                                                                            ============            ===========


      In July 1997, the Company wrote-off a restrictive covenant and the related liability in the amuont of $19,231 due to the employee resigning.

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.  Basis of Presentation
-------  ---------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10- QSB used for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

         The financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the financial statements for the fiscal year ended June 30, 1997 included in Form 10-KSB filed with the Securities and Exchange Commission.

         All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded. This quarterly report on Form 10-QSB should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2.  Net Income or Loss Per Common Share
-------  -----------------------------------

         The net income or loss per share computations for the 1997 and 1996 periods presented are based on the weighted average number of common shares and dilutive common equivalent shares outstanding during each period. Fully diluted and primary income or loss per common share are the same amounts for each period.

Note 3.  Acquisitions
-------  ------------

         In August 1996, the Company acquired the bulk CO2 operations of two affiliated companies operating in Ohio, Kentucky and Indiana for an aggregate purchase price of approximately $1,350,000. The Company paid cash for these transactions.

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

         In September 1997, the Company purchased certain assets of a bulk CO2 company with operations in Arizona for an aggregate purchase price of $1,100,000. The Company funded $1,075,000 through a borrowing under its credit facility and paid cash for the balance.

         These acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase prices and direct costs of the acquisitions have been allocated to the respective assets and liabilities of the acquired companies based upon their estimated fair market values at the dates of acquisition. This resulted in goodwill of approximately $5,772,745 for the three months ended September 30, 1997, which is being amortized on a straight-line basis over twenty years. The results of operations of the acquired companies are included in the Company's financial statements since the effective dates of the acquisitions.

Note 4.  Long-Term Debt
-------  --------------

         As of September 30, 1997, a total of $20,952,270 was outstanding pursuant to the Company's $30 million credit facility with NationsBank of Florida, N.A.. The original principal balance was comprised of a $6.0 million term loan and $16,406,465 of drawings pursuant to the tank and acquisition revolvers of the credit facility. The term loan was payable interest only for twelve months. Principal payments of $100,000 plus interest at a fixed rate of 8.51%, are payable monthly for twenty-three months commencing January 1997. The tank and acquisition revolvers are interest only for 12 months at two hundred seventy-five basis points above the 30-day London InterBank Offering Rate ("LIBOR") (8.41% at September 30, 1997), with the principal amount outstanding at the end of 12 months (December 1996) and 24 months (December 1997) converted to term loans calculated on a 60 month amortization schedule. In January 1997, drawings pursuant to the tank and acquisition revolvers in the amount of $4,156,465, converted to term loans with aggregate monthly principal payments of $69,274. Any accrued interest and one final payment of all unpaid principal is due and payable on November 30, 1998.

         In September 1997, the Company's existing $30 million facility was amended to adjust the funded debt ratio to 3.5 times EBITDA on a three month rolling average annualized. (See Note 8)

Note 5.  Stock Option Plan
-------  -----------------

         In 1995, the board of directors approved the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 350,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's Common Stock at the date of the grant, and the exercise price of non-qualified stock options issued to employees may not be less than 75% of the fair market value of the Company's Common Stock at the date of the grant. The maximum term for all options is 10 years. All options granted to date vest one-third per annum commencing one year from the date of grant. As of September 30, 1997, options for 41,437 shares are exercisable.

         The following table summarizes the transactions pursuant to the 1995 Plan.

                                                    Shares      Exercise Price
                                                    ------      --------------

          Outstanding at June 30, 1995                   -0-             -0-
          Granted                                    130,991       $9-$17.50
          Expired or canceled                            340              $9
          Exercised                                      -0-             -0-
                                                  ----------      ----------
          Outstanding at June 30, 1996               130,651       $9-$17.50
          Granted                                    222,500          $11.25
          Expired or canceled                          6,225       $9-$11.25
          Exercised                                      322              $9
                                                  ----------      ----------
          Outstanding at June 30, 1997               346,604       $9-$17.50
          Expired or canceled                            300          $11.25
                                                  ----------      ----------
          Outstanding at September 30, 1997          346,304       $9-$17.50
                                                  ==========      ==========

         The board of directors of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company has reserved 60,000 shares of Common Stock. Under the terms of the Directors' Plan each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. As of September 30, 1997, options to purchase a total of 20,000 shares of Common Stock at an exercise price of $9 per share had been issued. Of these options, 8,000 are currently exercisable.

Note 6.  Operating Leases
-------  ----------------

         The Company entered into 25 operating leases from July 1 through September 30, 1997. Seven leases were for warehouse facilities with aggregate annual rentals of approximately $132,519 expiring at various dates through 2000. Eighteen leases were for trucks with aggregate annual rentals of approximately $194,400 expiring at various dates through 2003.

Note 7.  Contingencies
-------  -------------

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

Note 8.  Subsequent Events
-------  -----------------

         (a)   Acquisitions

         Effective October 1, 1997, a newly formed wholly-owned subsidiary of the Company purchased all of the issued and outstanding shares of common stock of Koch Compressed Gases, Inc., ("Koch") for an aggregate purchase price of $5,500,000 subject to adjustments. Koch operated a bulk CO2 business as well as provided carbon dioxide and other gases in high-pressure cylinders throughout the tri-state New York metropolitan area. The Company paid cash for this transaction.

         Effective November 3, 1997, the Company purchased substantially all of the assets of a bulk CO2 company operating in Texas for a purchase price of $1,275,000. The Company paid approximately $1,000,000 cash and issued 18,835 shares of common stock at market for a value of $275,000.

         (b)   Credit Facility

         On October 31, 1997, the Company closed a $50.0 million senior secured revolving credit facility with SunTrust Bank, South Florida, National Association (the "Sun Trust Facility"). The facility includes a trigger for an automatic request by the Company to increase the facility by an additional $50.0 million to a total of $100.0 million upon the happening of certain events. The facility expires on October 31, 2000 and contains a two year renewal option. No funds were borrowed at closing.

         (c)   Senior Subordinated Promissory Notes

         On October 31, 1997, the Company closed $25.0 million of its 12% Senior Subordinated Promissory Notes due 2004. Montgomery Securities acted as placement agent. The purchasers of the Notes were institutional investors led by Chase Equity Associates L.P.. The Company expects to close on the sale of an additional $5.0 million of Notes in the near future. The Notes were sold with seven year warrants to purchase an aggregate of 546,448 shares of the Company's Common Stock at an exercise price of $16.40 per share. Approximately $20,800,000 of the proceeds of the Notes was used to repay the Company's existing indebtedness with its lending institution. The NationsBank of Florida, N.A. facility was terminated concurrently with the closing of the SunTrust Facility.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

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

Overview

         During the quarter ending September 30, 1997, the Company continued to take major steps towards becoming the national supplier of bulk CO2 systems and liquid carbon dioxide to the restaurant and convenience store industries. In July 1997, the Company finalized two separate acquisitions. One had operations in Colorado and the other had operations throughout the Midwest. Through these two acquisitions, the Company continued its expansion by adding four additional states, Colorado, Nebraska, Iowa and South Dakota to its service area while adding to its current service area in four others, Arkansas, Kansas, Missouri and Oklahoma. Additionally, in September 1997, the Company purchased certain assets of a bulk CO2 distributor and added another state, Arizona, to its service territory. The acquisitions during the quarter contributed approximately 2,900 bulk CO2 customers.

         Additionally, during the quarter, the Company reached multi-unit placement agreements with Conoco, Inc. and Apple South, Inc. which helped "back-fill" and add route density to markets in the South and Midwest.

         The layering effect of both the acquisitions and multi-unit placement agreements combined with the Company's largest increase in new internally generated placements in a quarter (2,026) strengthened the Company's position as the leader in the industry. The Company's growth plan is to consolidate its position in existing markets and expand into additional geographic markets through internal market development facilitated initially by national chain customers and by strategic acquisitions.

General

         At September 30, 1997 the Company leased 26,584 bulk CO2 systems to its customers, principally pursuant to five year noncancelable lease contracts. These customers include restaurants, convenience stores, theaters, taverns and other businesses which dispense carbonated beverages. Generally, these contracts are classified as one of two types: "budget-plan" service contracts and "rental plus per pound charge" contracts. Pursuant to budget plan contracts, customers pay a fixed monthly charge for the lease of a Company owned bulk CO2 system on the customer's premises and refills of bulk CO2 according to a predetermined schedule. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. If the maximum annual volume is exceeded, the customer is charged for additional bulk CO2 delivered. Pursuant to rental plus per pound charge contracts, the Company also leases a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. The Company's contracts generally provide for price increases based upon increases in the consumer price index.

         The Company provides some services besides those offered under the above two types of contracts. As of September 30, 1997, the Company provided "fill only" service to approximately 5,000 customers.

         As of September 30, 1997, approximately 11,700 of the Company's 31,741 bulk CO2 customers were billed on a per pound basis which varies with the quantity of bulk CO2 delivered. These customers will tend to consume less CO2 in the winter months, and this may cause the Company's revenues and earnings for its fiscal quarters ending in December and March to be relatively lower than for its other quarters. As of September 30, 1997, approximately 20,200 of the Company's 31,741 bulk customers were billed at a flat monthly rate which does not vary throughout the year.

         The Company intends to continue to grow through a combination of internal growth and acquisitions. The Company requires significant capital to purchase and install bulk CO2 systems at customers' locations and to grow the network of service and supply depots and specialized CO2 delivery vehicles required to service these installations. Once installed, however, there are minimal additional capital requirements for bulk CO2 systems in service, and the Company has generally experienced significant positive cash flows on a per-unit basis. These cash flows stem from per-unit operating income combined with per-unit non-cash charges for depreciation and amortization. The Company believes its current installed base of bulk CO2 systems is stable, partly due to the existence of long-term contracts with its customers. In fiscal 1997 and the three months ended September 30, 1997, less than 5% of Company owned bulk CO2 systems experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned for use with other customers, or left in place when prospects for a new restaurant in the same location are deemed favorable.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:

                                                           Three Months Ended
                                                             September 30,

                                                             1996       1997
                                                             ----       ----
Income Statement Data:
Net sales ................................................  100.0%      100.0%
Cost of products sold.....................................   48.4%       50.4%
Selling, general and administrative expenses..............   30.2%       28.1%
Depreciation and amortization.............................   20.2%       23.0%
                                                             -----       -----
Operating income (loss)...................................    1.2%       (1.5%)
Interest (income) expense, net............................   (7.2%)       2.9%
                                                            ------       -----
Net income (loss) ........................................    8.4%       (4.4%)
                                                            ======      ======

Other Data:
Operating income before depreciation and amortization
 (EBITDA).................................................   21.4%       21.5%
                                                             =====       =====

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Net sales increased by $3.0 million, or 74.7%, from $4.1 million in the 1996 period to $7.1 million in the 1997 period. Approximately $387,000 of the increase represented net sales resulting from the May 1997 acquisition of certain assets of the BOC Group, Inc. and $385,000 of the increase represented net sales resulting from the July 1997 acquisition of CC Acquisition Corp. (Carbo Co.). In addition, approximately $837,356 and $68,830 represented net sales from seven acquisitions during year ended June 30, 1997 and two acquisitions during the first fiscal quarter of 1998, respectively. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems in service.

         Cost of products sold increased by $1.6 million, from $2.0 million in the 1996 period to $3.6 million in the 1997 period and increased as a percentage of net sales from 48.4% to 50.4%. The dollar increase was attributable to the expansion of the Company into new territories. The percentage increase was primarily attributable to overtime incurred and tank repairs in connection with the Carbo Co. acquisition in July 1997. Fully loaded route drivers increased by $545,000 from $659,000 in the 1996 period to $1.2 million in the 1997 period and increased as a percentage of net sales from 16.2% to 16.9%. Additionally, repairs and maintenance on bulk CO2 cylinders increased by $75,000 from $34,000 in the 1996 period to $109,000 in the 1997 period and increased as a percentage of net sales from .8% to 1.7%. The number of depots operated by the Company at September 30, 1997, increased to 45, compared to 30 at September 30, 1996. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. The Company typically services approximately 350 customers per delivery vehicle in its mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.

         Selling, general and administrative expenses increased by $770,000 from $1.2 million in the 1996 period to $2.0 million in the 1997 period and decreased as a percentage of net sales from 30.2% to 28.1%. The dollar increase was primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. The percentage decrease is attributable to the economies of scale. At September 30, 1996, the Company had operations in 18 states and employed 33 marketing personnel and at September 30, 1997, the Company had operations in 36 states and employed 75 marketing personnel.

          Depreciation and amortization increased by $811,000 from $822,000 in the 1996 period to $1.6 million in the 1997 period. As a percentage of net sales, such expenses increased from 20.2% in the 1996 period to 23.0% in the 1997 period. Depreciation expense increased by $562,000 from $600,000 in the 1996 period to $1.2 million in the 1997 period principally due to the increase in bulk CO2 systems leased to customers. Expressed as percentage of net sales, depreciation expense increased from 14.7% in the 1996 period to 16.3% in the 1997 period. Amortization expense increased by $249,000 from $222,000 in the 1996 period to $471,000 in the 1997 period primarily due to the amortization related to restrictive covenants, goodwill and customer lists. As a percentage of net sales, amortization expense increased from 5.4% to 6.6%, respectively.

         Net interest income in the 1996 period was $292,000 compared to net interest expense in the 1997 period of $209,000. This change is attributable to the decreased level of cash and cash equivalents and the increased level of long-term debt in the 1997 period as compared to the 1996 period.

         For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $659,000, or 75.6%, from $872,000 in the 1996 period to $1.5 million in the 1997 period and increased as a percentage of net sales from 21.4% to 21.5%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

Liquidity and Capital Resources

         The Company's cash requirements consist principally of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of principal and interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. The Company anticipates making cash capital expenditures of approximately $15.0 million to $20.0 million during the remaining nine months of fiscal 1998, primarily for the purchases of bulk CO2 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced significant positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, the Company continually reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded. In August 1996 and July and September of 1997, certain assets, primarily consisting of bulk CO2 systems, were acquired for $7.4 million in cash and $6.8 million borrowings under the Company's credit facility.

         During the quarter ended September 30, 1997, the Company's capital resources included cash flows from operations and available borrowing capacity under the Company's credit facility with NationsBank of Florida, N.A. (the "NationsBank Facility"). The Company had available under the NationsBank Facility an aggregate of $30.0 million, including a $6.0 million term loan; a $13.0 million "tank revolver" to finance the purchase and installation of new bulk CO2 service systems; a $10.0 million acquisition revolver to finance the purchase of bulk CO2 service businesses; and a $1.0 million line of credit for general working capital needs. As of September 30, 1997, a total of $20,952,270 was outstanding pursuant to the credit facility. Principal payments of $100,000 plus interest at a fixed rate of 8.51% were payable monthly for twenty-three months commencing January 1997 on the $6.0 million term loan. In January 1997 drawings pursuant to the tank and acquisition revolvers converted to term loans with aggregate monthly principal payments of $ 69,274 plus interest at two hundred seventy-five basis points above the 30-day London InterBank Offering Rate ("LIBOR") (8.41% at September 30, 1997). All portions of the NationsBank Facility required full repayment of all outstanding principal and interest on November 30, 1998, the maturity date of the NationsBank Facility. The Company was required to meet certain financial covenants and in September 1997, the NationsBank Facility was amended to adjust the funded debt ratio to 3.5 times EBITDA on a three month rolling average annualized.

         On October 31, 1997, the Company finalized a $50.0 million senior secured revolving credit facility with SunTrust Bank, South Florida, National Association (the "SunTrust Facility"). The facility includes a trigger for an automatic request by the Company to increase the facility by an additional $50.0 million to a total of $100.0 million upon the achievement of the Company of an annualized one quarter EBITDA of $15.0 million. Additionally, the facility contains interest and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The pricing grid is as follows:

Senior Funded Debt to Annualized EBITDA    Under 1.50              1.50 and  2.25         2.25 and  3.00         Over 3.00
Commitment Fee                                 0.1875%                 0.25%                 0.375%                  0.50%
Applicable LIBOR Margin                         1.25%                  1.75%                  2.25%                  2.75%
Applicable Base Rate Margin                     0.00%                  0.00%                  0.00%                  0.50%

         The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the SunTrust Facility. Base Rate is defined as the higher of the prime lending rate or the Federal Funds rate plus one-half of one percent (1/2%) per annum. Interest only is payable periodically until the expiration of the SunTrust Facility at which time all outstanding principal and interest is due. The SunTrust Facility expires on October 31, 2000; however, it contains a two year renewal option. Additionally, it is collateralized by substantially all of the assets of the Company. No funds were borrowed at closing.

         On October 31, 1997, the Company closed $25.0 million of its 12% Senior Subordinated Promissory Notes due 2004. Montgomery Securities acted as placement agent. The purchasers of the Notes were institutional investors led by Chase Equity Associates L.P.. The Company expects to close on the sale of an additional $5.0 million of Notes in the near future. The Notes were sold with seven year warrants to purchase an aggregate of 546,448 shares of the Company's Common Stock at an exercise price of $16.40 per share. Approximately $20,800,000 of the proceeds of the Notes was used to repay the Company's existing indebtedness under the NationsBank Facility, which facility was terminated concurrently with the closing of the SunTrust Facility.

         The Company believes that cash from operating activities and available borrowings under the SunTrust Facility will be sufficient to fund proposed operations for at least the next twelve months at its current rate of growth.

         Working Capital. At June 30, 1997 the Company had working capital of $9.5 million. At September 30, 1997, the Company had working capital of $4.9 million.

         Cash Flows from Operating Activities. For the three months ended September 30, 1996 and September 30, 1997 net cash provided by operating activities was $400,000 and $2.8 million, respectively. The increase from the 1996 period to the 1997 period of $2.4 million is primarily due to an increase in depreciation and amortization and an increase in accounts payable.

         Cash Flows from Investing Activities. For the three months ended September 30, 1996 and September 30, 1997 net cash used in investing activities was $7.2 million and $11.0 million, respectively. These investing activities were attributable to the installation and direct placement costs and acquisition of bulk CO2 systems, and the cash expended in connection with the asset acquisitions.

         Cash Flows from Financing Activities. For the three months ended September 30, 1996 cash flows used in financing activities were $1.1 million. For the three months ended September 30, 1997, cash flows provided by financing activities were $4.9 million. For the three months ended September 30, 1996, net cash used in financing activities are primarily from the redemption and cancellation of a warrant issued to a representative of the underwriters in the Company's initial public offering in December 1995. For the three months ended September 30, 1997 net cash provided by financing activities was primarily from the issuance of long-term debt..


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

                  (b) No reports on Form 8-K were filed for the quarter ended September 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NuCo2 Inc.


Dated November 14, 1997                  By:  /s/ Joann Sabatino
                                            -----------------------
                                            Joann Sabatino
                                            Chief Financial Officer