Form 10QSB/A
period 1997-09-30
NUCO2 INC /FL
filed 1998-01-27
CIK 947577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                       to
                                    FORM 10-Q



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

                                EXPLANATORY NOTE

The sole purpose of this Form 10-QSB/A is to amend such Form 10-QSB to Form 10-Q. Due to a typographical error, the Registrant filed its report for the quarter ended September 30, 1997 with a cover page for Form 10-QSB instead of Form 10-Q. Such Form 10-QSB as originally filed contained all of the information required by Form 10-Q. The only differences between the Form 10-QSB and this Form 10-QSB to Form 10-Q are the facing page of the Report and this Explanatory Note.

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


                                            NuCo2 Inc.


Dated January 27, 1998                   By:  /s/ Joann Sabatino
                                            -----------------------
                                            Joann Sabatino
                                            Chief Financial Officer