Form 10-Q
period 1997-12-31
NUCO2 INC /FL
filed 1998-02-17
CIK 947577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------


                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _________________________

                         Commission file number 0-27378

                                   NuCo2 Inc.
             (Exact Name of Registrant as Specified in Its Charter)


                   Florida                             65-010800
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


  2800 Southeast Market Place, Stuart, FL                   34997
 (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code:     (561) 221-1754


                                       N/A
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.


         Indicate by check /X/ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                               Outstanding at December 31, 1997
           -----                               --------------------------------
Common Stock, $.001 par value                          7,216,553 shares

                                   NUCO2 INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of December 31, 1997               3
           and June 30, 1997

           Consolidated Statements of Operations for the Three               4
           Months Ended December 31, 1997 and
           December 31, 1996

           Consolidated Statements of Operations for the Six                 5
           Months Ended December 31, 1997 and
           December 31, 1996

           Consolidated Statement  of Shareholders'                          6
           Equity for the Six Months Ended
           December 31, 1997

           Consolidated Statements of Cash Flows for the Six               7-8
           Months Ended December 31, 1997 and
           December 31, 1996

           Notes to Consolidated Financial Statements                     9-13


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       14-19
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY                      20
           HOLDERS

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 20

SIGNATURES                                                                  21

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            NUCO2 INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              December 31, 1997          June 30, 1997
                                                                              -----------------          -------------
                                                                                (unaudited)

Current assets:
   Cash and cash equivalents                                                  $    1,090,897          $    11,672,506
   Trade accounts receivable; net of allowance for doubtful
     accounts of $274,455 and $113,054, respectively                               3,502,351                2,120,880
   Inventories                                                                       188,613                   85,601
   Prepaid expenses and other current assets                                         795,459                  276,858
                                                                                ------------             ------------
        Total current assets                                                       5,577,320               14,155,845
                                                                                ------------             ------------

Property and equipment, net                                                       70,129,527               46,803,050
                                                                                ------------             ------------

Other assets:
   Goodwill, net                                                                  19,567,472                7,580,763
   Deferred charges, net                                                           2,344,894                  272,608
   Customer lists, net                                                             4,131,075                1,755,919
   Restrictive covenants, net                                                      1,835,347                1,401,833
   Deferred lease acquisition costs, net                                           1,794,557                1,274,577
   Deposits                                                                          162,138                   99,863
                                                                                ------------             ------------
                                                                                  29,835,483               12,385,563
                                                                                ------------             ------------

                                                                              $  105,542,330          $    73,344,458
                                                                                ============             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                       $      142,372          $     2,180,601
   Accounts payable                                                                5,145,897                1,514,048
   Accrued expenses                                                                1,945,602                  961,544
   Other current liabilities                                                          32,395                   22,699
                                                                                ------------             ------------
     Total current liabilities                                                     7,266,266                4,678,892

Long-term debt, excluding current maturities                                       8,045,308                7,365,740
Subordinated debt                                                                 30,000,000                   -
Customer deposits                                                                    938,575                  598,177
                                                                                ------------             ------------
        Total Liabilities                                                         46,250,149               12,642,809
                                                                                ------------             ------------

Shareholders' equity:
   Common stock; par value $.001 per share;  30,000,000  authorized;
     issued and outstanding 7,216,553 shares at December 31, 1997
     and 7,197,718 shares at June 30, 1997                                             7,217                    7,198
   Additional paid-in capital                                                     63,808,015               63,233,043
   Accumulated deficit                                                            (4,523,051)              (2,538,592)
                                                                                ------------             ------------
        Total shareholders' equity                                                59,292,181               60,701,649

Commitments and contingencies
                                                                                ------------            -------------
                                                                               $ 105,542,330          $    73,344,458
                                                                                ============            =============

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
                                                                               DECEMBER 31, 1997        DECEMBER 31, 1996
                                                                               -----------------        -----------------

Net Sales                                                                        $ 8,077,798             $  4,332,528

Costs and expenses:
   Cost of products sold                                                           4,309,627                2,095,313
   Selling, general and administrative expenses                                    2,399,037                1,401,549
   Depreciation and amortization                                                   2,051,101                  995,798
                                                                                 -----------             ------------
                                                                                   8,759,765                4,492,660
                                                                                 -----------             ------------

     Operating  (loss) net                                                          (681,967)                (160,132)

Other expenses (income):
   Interest expense (income), net                                                    806,721                 (225,952)
                                                                                 -----------             ------------

     Income (loss) before extraordinary item                                      (1,488,688)                  65,820
                                                                                 -----------             ------------

Extraordinary item - loss on extinguishment of debt                                  184,861                   -
                                                                                 -----------             ------------

   Net  (loss) income                                                           $(1,673,549)             $     65,820
                                                                                ===========              ============

Basic and Diluted EPS:

   Income (loss) before extraordinary item                                       $      (.20)            $       0.01
                                                                                 -----------             ------------

   Extraordinary item                                                                   (.03)                 -
                                                                                 -----------             ------------

   Net income (loss)                                                             $      (.23)            $       0.01
                                                                                 ===========             ============

   Weighted average number of common and common equivalent shares outstanding

     Basic                                                                         7,210,616                7,161,957
                                                                                 ===========             ============

     Diluted                                                                       7,210,616                7,283,451
                                                                                 ===========             ============

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                           ----------------
                                                                               DECEMBER 31, 1997        DECEMBER 31, 1996
                                                                               -----------------        -----------------

Net Sales                                                                        $15,192,088            $ 8,404,185

Costs and expenses:
   Cost of products sold                                                           7,892,494              4,064,864
   Selling, general and administrative expenses                                    4,399,360              2,631,974
   Depreciation and amortization                                                   3,683,998              1,817,641
                                                                                 -----------             ----------
                                                                                  15,975,852              8,514,479
                                                                                 -----------             ----------

     Operating  (loss), net                                                         (783,764)              (110,294)

Other expenses (income):
   Interest expense (income), net                                                  1,015,834               (517,964)
                                                                                 -----------             ----------

     Income (loss) before extraordinary item                                      (1,799,598)               407,670
                                                                                 -----------             ----------

Extraordinary item - loss on extinguishment of debt                                  184,861                   -
                                                                                 -----------             ----------

   Net  (loss) income                                                            $(1,984,459)           $   407,670
                                                                                 ===========             ==========

Basic and Diluted EPS:

   Income (loss) before extraordinary item                                       $      (.25)           $      0.06
                                                                                 -----------             ----------

   Extraordinary item                                                                   (.03)                   -
                                                                                 -----------             ----------

   Net income (loss)                                                             $      (.28)           $      0.06
                                                                                 ===========             ==========

   Weighted average number of common and common equivalent shares outstanding

      Basic                                                                        7,204,167              7,162,696
                                                                                 ===========             ==========

     Diluted                                                                       7,204,167              7,307,585
                                                                                 ===========             ==========

                            NUCO2 INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                Common Stock             Additional                       Total
                                                ------------              Paid-in     Accumulated      Shareholders'
                                          Shares        Amount            Capital        Deficit          Equity
                                          ------        ------            -------        -------          ------


Balance, June 30, 1997                   7,197,718        $7,198        $63,233,043       $(2,538,592)    $60,701,649

Issuance of 18,835 shares of
   common stock - asset acquisition         18,835            19            274,972           -               274,991

Issuance of warrants                        -              -                300,000           -               300,000

Net (loss)                                  -              -                 -             (1,984,459)     (1,984,459)
                                     -------------     ---------       ------------       -----------     -----------

Balance, December 31, 1997               7,216,553        $7,217        $63,808,015       $(4,523,051)    $59,292,181
                                     =============     =========       ============       ===========     ===========

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                         ----------------
                                                                            December 31, 1997       December 31, 1996*
                                                                            -----------------       ------------------
Net (loss) income before extraordinary item                                   $   (1,799,598)         $       407,670
Extraordinary item - loss on extinguishment of debt                                  184,861                     -
                                                                                 -----------             ------------
Net (loss) income                                                                 (1,984,459)                 407,670

Cash flows from operating activities:
   Adjustments to reconcile  net (loss) income to net cash provided by operating activities:
          Depreciation and amortization of property and equipment                  2,550,038                1,349,905
          Amortization of other assets                                             1,133,960                  467,736
          Loss on disposal of property, and equipment                                238,659                   67,379
          Write-off of deferred financing costs                                      184,861                     -
          Changes in operating assets and liabilities:
          Decrease (increase) in:
              Trade accounts receivable                                           (1,364,506)                (262,283)
              Inventories                                                           (103,012)                 (26,615)
              Prepaid expenses and other current assets                             (518,601)                (262,451)
          Increase (decrease) in:
              Accounts payable                                                     3,631,849                 (205,962)
              Accrued expenses                                                       984,058                   16,680
              Other current liabilities                                                9,696                  (49,087)
              Customer deposits                                                      340,398                  119,670
                                                                                 -----------            -------------

              Net cash provided by operating activities                       $    5,102,941          $     1,622,642
                                                                                 -----------            -------------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                                   75,714                   74,813
   Purchase of property and equipment                                             (9,626,455)             (11,561,219)
   Acquisition of businesses                                                     (12,132,122)                (422,932)
   (Increase) decrease in deposits                                                   (62,275)                 178,256
   (Increase) in deferred lease acquisition costs                                   (789,336)                (413,779)
                                                                                 -----------            -------------
        Net cash (used in) investing activities                                  (22,534,474)             (12,144,861)
                                                                                 -----------            -------------

Cash flows from financing activities:
   (Redemption) of warrants                                                            -                   (1,143,450)
   Exercise of options                                                                 -                      149,455
   Repayment of long-term debt                                                      (757,964)                (197,080)
   Proceeds from issuance of long-term debt and subordinated debt                  9,689,190                   11,604
   Increase in deferred charges                                                   (2,081,302)                  (4,618)
   Additional expenses - secondary offering                                            -                      (59,100)
                                                                                 -----------            -------------
     Net cash provided by (used in) financing activities                           6,849,924               (1,243,189)
                                                                                 -----------            -------------

Net decrease in cash and cash equivalents                                        (10,581,609)             (11,765,408)
Cash and cash equivalents at the beginning of period                              11,672,506               43,000,676
                                                                                 -----------            -------------
Cash and cash equivalents at the end of period                                $    1,090,897          $    31,235,268
                                                                                 ===========            =============


* Restated to conform to current year's classifications.

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                         ----------------
                                                                            December 31, 1997       December 31, 1996
                                                                            -----------------       -----------------

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Interest                                                                 $      408,926          $    455,400
                                                                                 ===========            =============
     Income taxes                                                             $       0               $        0
                                                                                 ===========            =============



Supplemental schedule of noncash investing and financing activities:
   Acquisition of businesses:
     Fair value of assets acquired                                            $   19,759,698          $       -
     Cost in excess of net assets of businesses acquired                          12,136,387                  -
     Liabilities assumed or incurred                                             (19,729,345)                 -
     Issuance of common stock                                                       (274,991)                 -
                                                                                 -----------            -------------
        Cash paid                                                             $   11,891,749          $       -
                                                                                 ===========            =============



         In July 1997, the Company wrote-off a restrictive covenant and the related liability in the amount of $19,231 due to the employee resigning.

         In October 1997, the Company repaid long-term debt with the proceeds of the issuance of subordinated debt in the amount of $20,782,995. In connection therewith, detachable warrants were issued and original issue discount in the amount of $300,000 was recorded.

                            NUCO2 INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q used for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The accompanying unaudited consolidated financial statements are consolidated with the Company's wholly-owned subsidiaries, NuAir Inc. for the periods ended December 31, 1996 and NuCo2 Acquisition Corp. for the periods ended December 31, 1997. NuCo2 Acquisition Corp. owns all of the issued and outstanding shares of common stock of Koch Compressed Gases, Inc. (see Note 3).

         The financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the financial statements for the fiscal year ended June 30, 1997 included in Form 10-KSB filed with the Securities and Exchange Commission.

         All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1997. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2.  NET INCOME OR LOSS PER COMMON SHARE

         In February 1997, the FASB issued Statement 128, "Earnings Per Share". Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces the presentation of primary EPS with the presentation of basic EPS and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997.

         Earnings per share of common stock for the quarter and six month periods ended December 31, 1997 have been calculated according to the guidelines of Statement 128 and earnings per share of common stock for the quarter and six month periods ended December 31, 1996 have been restated to conform with Statement 128.

         Basic earnings per share for the quarter and six month periods ended December 31, 1997 and 1996 has been computed by dividing income before extraordinary item, extraordinary item and net income/loss for each respective period by the weighted average number of shares of common stock outstanding for each respective period. Diluted earnings per share for the quarter and six month periods ended December 31, 1996 has been computed by dividing income before extraordinary item, extraordinary item and net income for each respective period by the weighted average number of shares of common stock and common stock equivalents outstanding for each respective period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options and warrants have been excluded from the calculation of diluted earnings per share for the quarter and six month periods ended December 31, 1997 because their inclusion would be antidilutive.

         Following are reconciliations of the numerators and denominators of the basic and diluted per share computations for income from continuing operations for the respective periods.

                                                For the Three Months Ended December 31, 1996
                                                --------------------------------------------

                                                                     Weighted        Per-Share
                                                Net Income       Average Shares       Amount
                                                ----------       --------------       ------

Basic EPS

Income available to common stockholders        $    65,820          7,161,957        $   0.01
Effect of Dilutive Options and Warrants             -                 121,494           -
                                                  --------         ----------          ------

Diluted EPS                                    $    65,820          7,283,451        $   0.01
                                                  ========         ==========          ======


                                                  For the Six Months Ended December 31, 1996
                                                  ------------------------------------------

                                                                     Weighted        Per-Share
                                                Net Income       Average Shares       Amount
                                                ----------       --------------       ------
Basic EPS

Income available to common stockholders        $   407,670          7,162,696        $   0.06
Effect of Dilutive Options and Warrants             -                 144,889           -
                                                  --------         ----------         -------

Diluted EPS                                    $   407,670          7,307,585        $   0.06
                                                  ========         ==========         =======

         Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three and six months ended December 31, 1997 were 128,115 and 153,090, respectively. These shares were not included in diluted EPS because they would have been antidilutive for such periods. Additionally, options and warrants to purchase 1,000,000 shares, 655,738 shares (see Note 5) and 30,000 shares (see Note 5) for $17.00, $16.40 and $14.64, respectively, were outstanding during all or a portion of the three and six months ended December 31, 1997 but were not included in the computation of diluted EPS because the options and warrants exercise price was greater than the average market price of the common shares.

NOTE 3.  ACQUISITIONS

         In August 1996, the Company acquired the bulk CO2 operations of two affiliated companies operating in Ohio, Kentucky and Indiana for an aggregate purchase price of approximately $1,350,000. The Company paid cash for these transactions.

         Effective July 15, 1997, the Company purchased substantially all of the assets of a bulk CO2 company operating in Colorado for a purchase price of $675,000. The purchase price was funded through a borrowing under the Company's NationsBank credit facility (see Note 4).

         Effective July 31, 1997, the Company purchased certain assets from CC Acquisition Corp. (Carbo Co.) for an aggregate purchase price of $11,000,000. Carbo Co. had operations in Nebraska, Kansas, Oklahoma, Iowa, Missouri, Arkansas and South Dakota. The Company funded $5,000,000 through a borrowing under its $30 million NationsBank credit facility (see Note 4) and paid cash for the balance.

         In September 1997, the Company purchased certain assets of a bulk CO2 company with operations in Arizona for an aggregate purchase price of $1,084,250. The Company funded $1,075,000 through a borrowing under its NationsBank credit facility (see Note 4) and paid cash for the balance.

         Effective October 1, 1997, a newly formed wholly-owned subsidiary of the Company purchased all of the issued and outstanding shares of common stock of Koch Compressed Gases, Inc., ("Koch") for an aggregate purchase price of $5,500,000 subject to adjustments. Koch operated a bulk CO2 business as well as provided carbon dioxide and other gases in high-pressure cylinders throughout the tri-state New York metropolitan area. The purchase price was funded through a borrowing under the Company's NationsBank credit facility (see Note 4).

         In November 1997, the Company purchased substantially all of the assets of a bulk CO2 company operating in Texas for a purchase price of $949,240. The Company paid approximately $674,249 cash and issued 18,835 shares of common stock at market, for a value of $274,991.

         Effective December 2, 1997, the Company purchased certain assets from four related carbonic gas distributors, Miller Carbonic Systems Co. Inc., Miller Carbonic, Inc., Carbonic National Systems, Inc., and Carbonic Gas Service, Inc. operating primarily in Illinois, Indiana, Wisconsin and Michigan for an
aggregate purchase price of $11,500,000. The Company paid approximately $5,000,000 cash and funded $6,500,000 through a borrowing under the Company's SunTrust credit facility (see Note 4).

         Effective December 2, 1997, the Company purchased certain assets of a bulk CO2 company with operations in Kansas for a purchase price of $1,000,000. The purchase price was funded through a borrowing under the Company's SunTrust credit facility (see Note 4).

         These acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase prices and direct costs of the acquisitions have been allocated to the respective assets and liabilities of the acquired companies based upon their estimated fair market values at the dates of acquisition. This resulted in goodwill of approximately $12,377,000 for the six months ended December 31, 1997, which is being amortized on a straight-line basis over twenty years. The results of operations of the acquired companies are included in the Company's financial statements since the effective dates of the acquisitions.

NOTE 4.  LONG-TERM DEBT

         On October 31, 1997, the Company finalized a $50.0 million senior secured revolving credit facility with SunTrust Bank, South Florida, National Association ("SunTrust Facility"). The SunTrust Facility replaced the Company's prior facility with NationsBank of Florida, N.A. The Suntrust Facility contains a mechanism to increase it by an additional $50.0 million to a total of $100.0 million upon the achievement of annualized one quarter EBITDA on a pro-forma basis for acquisitions of $15.0 million or upon request by the Company. Additionally, the SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The pricing grid is as follows:

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

         The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the SunTrust Facility. Base Rate is defined as the higher of the prime lending rate of SunTrust or the Federal Funds rate plus one-half of one percent (1/2%) per annum. Interest only is payable periodically until the expiration of the SunTrust Facility at which time all outstanding principal and interest is due. The SunTrust Facility expires on October 31, 2000; however, it contains a two year renewal option. Additionally, it is collateralized by substantially all of the assets of the Company. A total of $7,500,000 was outstanding pursuant to the SunTrust Facility with interest at 7.625% as of December 31, 1997. In December, SunTrust syndicated the SunTrust Facility with three additional banks.

         Extraordinary item - loss on extinguishment of debt

         For the three and six months ended December 31, 1997, the Company incurred a one time extraordinary charge of $184,861 for the write-off of deferred financing costs in connection with the repayment of the NationsBank credit facility.

NOTE 5.  SUBORDINATED DEBT

         Represents Senior Subordinated Promissory Notes ("Notes") with interest only at 12% per annum payable semi-annually on April 30 and October 31, due October 31, 2004. The Notes were sold with detachable seven year warrants to purchase an aggregate of 655,738 shares of the Company's Common Stock at an exercise price of $16.40 per share. Additionally, NationsBanc Montgomery Securities, Inc., the placement agent, received a warrant to purchase an aggregate of 30,000 shares of the Company's Common Stock at an exercise price of $14.64 per share which expires on October 31, 2004.


NOTE 6.  STOCK OPTION PLAN

         In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 850,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's Common Stock at the date of the grant, and the exercise price of non-qualified stock options may not be less than 75% of the fair market value of the Company's Common Stock at the date of the grant. The maximum term for all options is 10 years. Options granted to date vest in three through five equal increments commencing one year from the date of grant. As of December 31, 1997, options for 118,646 shares are exercisable.

         The following table summarizes the transactions pursuant to the 1995 Plan.

                                                     Shares             Exercise Price
          Outstanding at June 30, 1995                    -0-                     -0-
          Granted                                     130,991               $9-$17.50
          Expired or canceled                             340                      $9
          Exercised                                       -0-                     -0-
                                                   ----------           -------------
          Outstanding at June 30, 1996                130,651               $9-$17.50
          Granted                                     222,500                  $11.25
          Expired or canceled                           6,225               $9-$11.25
          Exercised                                       322                      $9
                                                   ----------           -------------
          Outstanding at June 30, 1997                346,604               $9-$17.50
          Granted                                     518,000           $10.25-$11.28
          Expired or canceled                         175,300           $11.25-$17.50
                                                   ----------           -------------
          Outstanding at December 31, 1997            689,304               $9-$11.28
                                                   ==========           =============

         In 1995, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company has reserved 60,000 shares of Common Stock. Under the terms of the Directors' Plan each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. As of December 31, 1997, options to purchase a total of 20,000 shares of Common Stock at an exercise price of $9 per share had been issued. Of these options, 14,000 are currently exercisable.

NOTE 7.  OPERATING LEASES

         The Company entered into forty-eight operating leases from July 1 through December 31, 1997. Eighteen leases were for warehouse facilities with aggregate annual rentals of approximately $447,000 expiring at various dates through 2002. Thirty leases were for trucks with aggregate annual rentals of approximately $324,000 expiring at various dates through 2003.

NOTE 8.  CONTINGENCIES

         Carbonic Designs, Inc. v. MVE, Inc., The Taylor-Wharton Gas Equipment Division of Harsco Corporation, Welders Supply Co. and NuCo2 Inc., filed on or about December 31, 1996, asserted claims for violation of the Texas Free Enterprise and AntiTrust Act of 1983, business disparagement, tortious interference with contract, tortious interference with prospective business relations and civil conspiracy. The Company settled this lawsuit in December 1997 for an immaterial amount.

NOTE 9.  SUBSEQUENT EVENTS

         Effective January 23, 1998, the Company purchased substantially all of the assets of a bulk CO2 company operating in California for a purchase price of $4,500,000. The purchase price was funded through a borrowing under the Company's SunTrust Facility.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, the Company's expansion into new markets, competition, technological advances and availability of managerial personnel.

OVERVIEW

         During the quarter ended December 31, 1997, the Company finalized its new credit facility and subordinated debt agreements as well as continued to take major steps towards becoming the national supplier of bulk CO2 systems and liquid carbon dioxide to the restaurant and convenience store industries. In October 1997, the Company purchased the stock of a company that operated a bulk CO2 business as well as provided carbon dioxide and other gases in high-pressure cylinders throughout the tri-state New York metropolitan area. In November 1997, the Company purchased a bulk CO2 company operating in Texas. Additionally, in December 1997, the Company acquired four related bulk CO2 distributors based in the Illinois market, and in a separate agreement, a distributor based in Kansas. Through these acquisitions, the Company continued its expansion by adding three additional states, Illinois, Wisconsin and North Dakota. As of December 31, 1997, the Company was operating from fifty-three depots in thirty-nine states. Acquisitions during the quarter added approximately 3,300 bulk CO2 customers and approximately 6,600 high-pressure customers while new internally generated placements totaled 2,263. Additionally, during the quarter ended December 31, 1997, the Company reached multi-unit placement agreements with Papa Ginos, Grandys, KFC, 7-Eleven, Bertucci's and Exxon.

         At December 31, 1997, the Company leased approximately 31,700 bulk CO2 systems to its customers, principally pursuant to five year noncancelable lease contracts. These customers include restaurants, convenience stores, theaters, taverns and other businesses which dispense carbonated beverages. Generally, these contracts are classified as one of two types: "budget-plan" service contracts and "rental plus per pound charge" contracts. Pursuant to budget plan contracts, customers pay a fixed monthly charge for the lease of a Company owned bulk CO2 system on the customer's premises and refills of bulk CO2 according to a predetermined schedule. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. If the maximum annual volume is exceeded, the customer is charged for additional bulk CO2 delivered. Pursuant to rental plus per pound charge contracts, the Company also leases a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. The Company's contracts generally provide for price increases based upon increases in the consumer price index.

         The Company provides some services besides those offered under the above two types of contracts. As of December 31, 1997, the Company provided "fill only" service to approximately 5,500 customers.

         As of December 31, 1997, approximately 13,000 of the Company's 38,000 bulk CO2 customers were billed on a per pound basis which varies with the quantity of bulk CO2 delivered. These customers will tend to consume less CO2 in the winter months, and this may cause the Company's revenues and earnings for its fiscal quarters ending in December and March to be relatively lower than for its other quarters. As of December 31, 1997, approximately 25,000 of the Company's 38,000 bulk customers were billed at a flat monthly rate which does not vary throughout the year. Additionally, the Company has approximately 9,000 high pressure customers.

         The Company intends to continue to grow through a combination of internal growth and acquisitions. The Company requires significant capital to purchase and install bulk CO2 systems at customers' locations and to grow its network of service and supply depots and specialized CO2 delivery vehicles required to service these installations. Once installed, however, there are minimal additional capital requirements for bulk CO2 systems in service, and the Company has generally experienced significant positive cash flows on a per-unit basis. These cash flows stem from per-unit operating income combined with per-unit non-cash charges for depreciation and amortization. The Company believes its current installed base of bulk CO2 systems is stable, partly due to the existence of long-term contracts with its customers. In fiscal 1997 and the six months ended December 31, 1997, less than 5% of Company owned bulk CO2 systems experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned for use with other customers, or left in place when prospects for a new restaurant in the same location are deemed favorable.

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

         Cost of products sold is comprised of purchased CO2 and labor, vehicle and depot costs associated with the Company's delivery and storage of bulk CO2 to customers. Selling, general and administrative expenses consist of salaries, dispatch and communications costs, and expenses associated with marketing, administration, accounting and employee training. Consistent with the capital intensive character of its business, the Company incurs significant depreciation and amortization expenses. These stem from the depreciation of Company owned bulk CO2 systems; depreciation and amortization of bulk system installation costs; amortization of sales commissions, and amortization of goodwill, deferred financing costs and other intangible assets.

         With respect to bulk CO2 systems, the Company only capitalizes costs that are associated with specific successful placements of such systems with customers under noncancelable contracts and which would not be incurred by the Company but for a successful placement. All other service, marketing and administrative costs are expensed as incurred. Capitalized component parts and direct costs associated with installation of bulk CO2 equipment leased to customers was approximately $4.5 million and $9.1 million as of December 31, 1996 and 1997, respectively. Depreciation and amortization expense related to capitalized component parts and direct costs associated with installation was approximately $399,000 and $736,000 for the six months ended December 31, 1996 and 1997, respectively.

         The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the SunTrust Facility utilizes EBITDA for its formal calculation of financial leverage, affecting the amount of funds available and rates to the Company for borrowing under such credit facility. EBITDA represents operating income plus depreciation and amortization. Information regarding EBITDA is presented because of its use by certain investors as one measure of a corporation's ability to generate cash flow. EBITDA should not be considered an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of a corporation's operating performance. EBITDA excludes significant costs of doing business and should not be considered in isolation from GAAP measures.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:

                                                                    Three Months Ended                Six Months Ended
                                                                        December 31,                     December 31,
                                                                        ------------                     ------------

                                                                    1996           1997              1996          1997
                                                                    ----           ----              ----          ----

         Income Statement Data:
         Net sales.....................................              100.0%         100.0%            100.0%        100.0%
         Cost of products sold.........................               48.4%          53.3%             48.4%         52.0%
         Selling, general and administrative expenses..               32.3%          29.7%             31.3%         29.0%
         Depreciation and amortization.................               23.0%          25.4%             21.6%         24.2%
                                                                   --------        -------           -------       -------
         Operating (loss)..............................               (3.7%)         (8.4%)            (1.3%)        (5.2%)
                                                                   ---------       --------          -------       -------
         Interest (income) expense, net................               (5.2%)         10.0%             (6.2%)         6.7%
         Extraordinary item - loss on extinguishment of debt          -               2.3%               -            1.2%
                                                                   --------        -------           -------       -------

         Net income (loss).............................                1.5%         (20.7%)             4.9%        (13.1%)
                                                                   ========        ========          =======       =======

         Other Data:
         Operating income before depreciation and amortization
         (EBITDA)                                                     19.3%          16.9%             20.3%         19.1%
                                                                   ========        =======           =======       =======

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

         Net sales increased by $3.7 million, or 86.4%, from $4.3 million in the 1996 period to $8.1 million in the 1997 period. Approximately $328,000 of the increase represented net sales resulting from the May 1997 acquisition of certain assets of the BOC Group, Inc., $509,000 of the increase represented net sales resulting from the July 1997 acquisition of CC Acquisition Corp. (Carbo Co.) and $511,000 from the October 1997 acquisition of Koch Compressed Gases, Inc. In addition, approximately $623,000 and $394,000 represented net sales from seven acquisitions during the second half of the fiscal year ended June 30, 1997 and eight acquisitions during the first half of the fiscal year ended June 30, 1998, respectively. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems in service.

         Cost of products sold increased by $2.2 million, from $2.1 million in the 1996 period to $4.3 million in the 1997 period and increased as a percentage of net sales from 48.4% to 53.3%. The increase was attributable to the expansion of the Company into new territories, an increase in fully loaded route drivers and an increase in high pressure cylinder business. Fully loaded route drivers increased by $734,000 from $725,000 in the 1996 period to $1.5 million in the 1997 period and increased as a percentage of net sales from 16.7% to 18.1%. Overtime increased by $169,000 from $97,000 in the 1996 period compared to $266,000 in the 1997 period and increased as a percentage of net sales from 2.2% in the 1996 period to 3.3% in the 1997 period. The increase in overtime was attributable to the acquisitions during the 1997 period. Additionally, helium and nitrogen purchases and high pressure cylinder rent and testing increased by $197,000 from $118,000 in the 1996 period compared to $315,000 in the 1997 period and increased as a percentage of net sales from 2.7% in the 1996 period to 3.9% in the 1997 period. During the three months ended December 31, 1997, the Company acquired approximately 6,600 high pressure customers. The number of depots operated by the Company at December 31, 1997, increased to 53, compared to 35 at December 31, 1996. In addition, as of December 31, 1997, eight more depots were at various stages of being set up. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. The Company typically services approximately 350 customers per delivery vehicle in its mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.

         Selling, general and administrative expenses increased by $997,000 from $1.4 million in the 1996 period to $2.4 million in the 1997 period and decreased as a percentage of net sales from 32.3% to 29.7%. The dollar increase was primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. The percentage decrease is attributable to economies of scale. At December 31, 1996, the Company had operations in 22 states and employed 47 marketing personnel and at December 31, 1997, the Company had operations in 39 states and employed 83 marketing personnel.

         Depreciation and amortization increased by $1.1 million from $996,000 in the 1996 period to $2.1 million in the 1997 period. As a percentage of net sales, such expenses increased from 23.0% in the 1996 period to 25.4% in the 1997 period. Depreciation expense increased by $638,000 from $750,000 in the 1996 period to $1.4 million in the 1997 period principally due to the increase in bulk CO2 systems leased to customers. Expressed as a percentage of net sales, depreciation expense decreased from 17.3% in the 1996 period to 17.2% in the 1997 period. Amortization expense increased by $417,000 from $246,000 in the 1996 period to $663,000 in the 1997 period primarily due to the amortization related to restrictive covenants, goodwill and customer lists. As a percentage of net sales, amortization expense increased from 5.7% to 8.2%, respectively.

         Net interest income in the 1996 period was $226,000 compared to net interest expense in the 1997 period of $807,000. This change is attributable to the decreased level of cash and cash equivalents and the increased level of long-term debt and subordinated debt in the 1997 period as compared to the 1996 period.

         During the 1997 period, the Company wrote off $185,000 of deferred financing costs related to its NationsBank Facility which was replaced by a new syndicated bank group facility led by SunTrust Bank.

         For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $533,000 or 63.8% from $836,000 in the 1996 period to $1.4 million in the 1997 period and decreased as a percentage of net sales from 19.3% to 16.9%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

SIX MONTHS  ENDED  DECEMBER 31, 1997  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
1996

         Net sales increased by $6.8 million, or 80.8%, from $8.4 million in the 1996 period to $15.2 million in the 1997 period. Approximately $715,000 of the increase represented net sales resulting from the May 1997 acquisition of certain assets of the BOC Group, Inc., $895,000 of the increase represented net sales resulting from the July 1997 acquisition of CC Acquisition Corp. (Carbo Co.) and $511,000 from the October 1997 acquisition of Koch Compressed Gases, Inc. In addition, approximately $1.3 million and $462,000 represented net sales from seven acquisitions during the second half of the fiscal year ended June 30, 1997 and eight acquisitions during the first half of the fiscal year end June 30, 1998, respectively. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems in service.

         Cost of products sold increased by $3.8 million, from $4.1 million in the 1996 period to $7.9 million in the 1997 period and increased as a percentage of net sales from 48.4% to 52.0%. The increase was attributable to the expansion of the Company into new territories, an increase in fully loaded route drivers and an increase in high pressure cylinder business. Fully loaded route drivers increased by $1.3 million from $1.4 million in the 1996 period to $2.7 million in the 1997 period and increased as a percentage of net sales from 16.5% to 17.7%. Overtime increased by $298,000 from $199,000 in the 1996 period compared to $497,000 in the 1997 period and increased as a percentage of net sales from 2.4% in the 1996 period to 3.3% in the 1997 period. The increase in overtime was attributable to the acquisitions during the 1997 period. Additionally, helium and nitrogen and high pressure cylinder rent and testing increased by $294,000 from $203,000 in the 1996 period to $497,000 in the 1997 period and increased as a percentage of net sales from 2.4% in the 1996 period to 3.3% in the 1997 period. During the six months ended December 31, 1997, the Company acquired approximately 8,700 high pressure customers. The number of depots operated by the Company at December 31, 1997, increased to 53, compared to 35 at December 31, 1996. As of December 31, 1997, eight additional depots were at various stages of being set up. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. The Company typically services approximately 350 customers per delivery vehicle in its mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.

         Selling, general and administrative expenses increased by $1.8 million from $2.6 million in the 1996 period to $4.4 million in the 1997 period and decreased as a percentage of net sales from 31.3% to 29.0%. The dollar increase was primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. The percentage decrease is attributable to economies of scale. At December 31, 1996, the Company had operations in 22 states and employed 47 marketing personnel and at December 31, 1997, the Company had operations in 39 states and employed 83 marketing personnel.

         Depreciation and amortization increased by $1.9 million from $1.8 million in the 1996 period to $3.7 million in the 1997 period. As a percentage of net sales, such expenses increased from 21.6% in the 1996 period to 24.2% in the 1997 period. Depreciation expense increased by $1.2 million from $1.3 million in the 1996 period to $2.6 million in the 1997 period principally due to the increase in bulk CO2 systems leased to customers. Expressed as a percentage of net sales, depreciation expense increased from 16.1% in the 1996 period to 16.8% in the 1997 period. Amortization expense increased by $666,000 from $246,000 in the 1996 period to $1.1 million in the 1997 period primarily due to the amortization related to restrictive covenants, goodwill and customer lists. As a percentage of net sales, amortization expense increased from 5.6% to 7.5%, respectively.

         Net interest income in the 1996 period was $518,000 compared to net interest expense in the 1997 period of $1.0 million. This change is attributable to the decreased level of cash and cash equivalents and the increased level of long-term debt and subordinated debt in the 1997 period as compared to the 1996 period.

         During the 1997 period, the Company wrote off $185,000 of deferred financing costs related to its NationsBank Facility which was replaced by a new syndicated bank group facility led by SunTrust Bank.

         For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $1.2 million or 69.9% from $1.7 million in the 1996 period to $2.9 million in the 1997 period and decreased as a percentage of net sales from 20.3% to 19.1%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of principal and interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. The Company anticipates making cash capital expenditures of approximately $10.0 million to $15.0 million during the remaining six months of fiscal 1998, primarily for the purchases of bulk CO2 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced significant positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, the Company continually reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

         During the six months ended December 31, 1997, the Company's capital resources included cash flows from operations, available borrowing capacity under the Company's credit facilities (NationsBank Facility through October 1997 and SunTrust Facility thereafter) and proceeds from the sale of its 12% Senior Subordinated Promissory Notes. In July and September of 1997, certain assets, primarily consisting of bulk CO2 systems, were acquired for $6.0 million in cash and $6.8 million from borrowings under the Company's NationsBank Facility. Effective October 1, 1997, a newly formed wholly-owned subsidiary of the Company purchased all of the issued and outstanding shares of common stock of Koch Compressed Gases, Inc. for an aggregate purchase price of $5.5 million which was funded through a borrowing under the NationsBank Facility. On October 31, 1997, the Company repaid the NationsBank credit facility which totaled approximately $21.0 million with the proceeds of its 12% Senior Subordinated Promissory Notes due 2004. The notes which aggregated $30.0 million were sold with seven year warrants to purchase an aggregate of 655,738 shares of the Company's Common Stock at an exercise price of $16.40 per share. Additionally, NationsBanc Montgomery Securities, Inc., the placement agent, received a warrant to purchase an aggregate of 30,000 shares of the Company's Common Stock at an exercise price of $14.64 per share which expires on October 31, 2004.

         On October 31, 1997, the Company finalized a $50.0 million senior secured revolving credit facility with SunTrust Bank, South Florida, National Association ("SunTrust Facility"). The SunTrust Facility contains a mechanism to increase it by an additional $50.0 million to a total of $100.0 million upon the achievement of annualized one quarter EBITDA on a pro-forma basis for acquisitions of $15.0 million or upon request by the Company. Additionally, the SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The pricing grid is as follows:

Senior Funded Debt to Annualized      Under 1.50     1.50 and 2.25     2.25 and      Over 3.00
EBITDA                                                                  3.00
Commitment Fee                         0.1875%           0.25%          0.375%         0.50%
Applicable LIBOR Margin                1.25%             1.75%          2.25%          2.75%
Applicable Base Rate Margin            0.00%             0.00%          0.00%          0.50%

         The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the SunTrust Facility. Base Rate is defined as the higher of the prime lending rate of SunTrust or the Federal Funds rate plus one-half of one percent (1/2%) per annum. Interest only is payable periodically until the expiration of the SunTrust Facility at which time all outstanding principal and interest is due. The SunTrust Facility expires on October 31, 2000; however, it contains a two year renewal option. Additionally, it is collateralized by substantially all of the assets of the Company. In December 1997, SunTrust syndicated the SunTrust Facility with three additional banks.

         As of December 31, 1997, a total of $7.5 million was borrowed under the SunTrust Facility with interest at one hundred seventy-five basis points above the 90-day London InterBank Offering Rate ("LIBOR") (7.625% at December 31,
1997).

         In November and December 1997, the Company purchased assets consisting primarily of bulk CO2 and high pressure assets for $6.0 million cash, $7.5 million borrowing under the Company's SunTrust Facility and the issuance of 18,835 shares of common stock at market for a value of $275,000.

         The Company believes that cash from operating activities and available borrowings under the SunTrust Facility will be sufficient to fund proposed operations for at least the next twelve months at its current rate of growth.

         Working Capital. At June 30, 1997 the Company had working capital of $9.5 million. At December 31, 1997, the Company had negative working capital of $1.7 million.

         Cash Flows from Operating Activities. For the six months ended December 31, 1996 and December 31, 1997 net cash provided by operating activities was $1.6 million and $5.1 million, respectively. The increase from the 1996 period to the 1997 period of $3.5 million is primarily due to an increase in depreciation and amortization and an increase in accounts payable and accrued expenses.

         Cash Flows from Investing Activities. For the six months ended December 31, 1996 and December 31, 1997 net cash used in investing activities was $12.1 million and $22.5 million, respectively. These investing activities were attributable to the installation and direct placement costs and acquisition of bulk CO2 systems, and the cash expended in connection with the asset acquisitions.

         Cash Flows from Financing Activities. For the six months ended December 31, 1996 cash flows used in financing activities were $1.2 million. For the six months ended December 31, 1997, cash flows provided by financing activities were $6.8 million. For the six months ended December 31, 1996, net cash used in financing activities are primarily from the redemption and cancellation of a warrant issued to a representative of the underwriters in the Company's initial public offering in December 1995. For the six months ended December 31, 1997 net cash provided by financing activities was primarily from the issuance of long-term debt and subordinated debt.


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

PART II
OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Carbonic Designs, Inc. v. MVE, Inc., The Taylor-Wharton Gas Equipment Division of Harsco Corporation, Welders Supply Co. and NuCo2 Inc., filed on or about December 31, 1996, asserted claims for violation of the Texas Free Enterprise and AntiTrust Act of 1983, business disparagement, tortious interference with contract, tortious interference with prospective business relations and civil conspiracy. The Company settled this lawsuit in December 1997 for an immaterial amount.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  (a) The Company's Annual Meeting of Shareholders was held on December 3, 1997 (the "Annual Meeting").

                  (b) Edward M. Sellian, Joseph M. Criscuolo, Robert L. Frome, John J. O'Neil and Edward F. O'Reilly were elected as directors of the Company to serve until the next annual meeting of shareholders or until their successors are elected and qualified. No other director's term of office continued after the Annual Meeting.

                  (c)(1)  Election of Directors:


                              Number of                   Number of
                              Votes For                 Votes Against
                              ---------                 -------------
Edward M. Sellian             6,140,018                     14,710
Joseph M. Criscuolo           6,139,098                     14,730
Robert L. Frome               6,140,118                     14,610
John J. O'Neil                6,140,118                     14,610
Edward F. O'Reilly            6,140,098                     14,630


                     (2)  Amendment of 1995 Stock Option Plan:


               Number of            Number of              Number of
               Votes For          Votes Against         Votes Abstaining
               ---------          -------------         ----------------
               4,709,361            1,417,137                28,230


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)       Exhibit 27 - Financial Data Schedule.

                  (b)       Reports on Form 8-K.

                            (1) The Company  filed a Form 8-K dated  November 6,
1997 reporting an Item 5 event.

                            (2) The Company  filed a Form 8-K dated  December 9,
1997 reporting an Item 2 event.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           NuCo2 Inc.


Dated February 17, 1998             By:   /S/ JOANN SABATINO
                                          ------------------
                                          Joann Sabatino
                                          Chief Financial Officer