Form 10-Q
period 1998-03-31
NUCO2 INC /FL
filed 1998-05-14
CIK 947577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to _______________

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Class                                      Outstanding at March 31, 1998
        -----                                      -----------------------------
Common Stock, $.001 par value                            7,216,664 shares

                                   NUCO2 INC.

                                      INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets as of March 31, 1998                   3
          and June 30, 1997

          Consolidated Statements of Operations for the Three                4
          Months Ended March 31, 1998 and
          March 31, 1997

          Consolidated Statements of Operations for the Nine                 5
          Months Ended March 31, 1998 and
          March 31, 1997

          Consolidated Statement  of Shareholders'                           6
          Equity for the Nine Months Ended
          March 31, 1998

          Consolidated Statements of Cash Flows for the Nine               7-8
          Months Ended March 31, 1998 and
          March 31, 1997

          Notes to Consolidated Financial Statements                       9-13


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         14-19
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                     19
          MARKET RISK

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   20

SIGNATURES                                                                   21

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            NUCO2 INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              March 31, 1998           June 30, 1997
                                                                              --------------           -------------
                                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                                    $    110,817            $ 11,672,506
   Trade accounts receivable; net of allowance for doubtful
     accounts of $358,948 and $113,054, respectively                               4,460,405               2,120,880
   Inventories                                                                       228,295                  85,601
   Prepaid expenses and other current assets                                         795,089                 276,858
                                                                                ------------            ------------
        Total current assets                                                       5,594,606              14,155,845
                                                                                ------------            ------------

Property and equipment, net                                                       80,065,071              46,803,050
                                                                                ------------            ------------

Other assets:
   Goodwill, net                                                                  22,869,820               7,580,763
   Deferred charges, net                                                           2,248,813                 272,608
   Customer lists, net                                                             4,847,823               1,755,919
   Restrictive covenants, net                                                      2,289,723               1,401,833
   Deferred lease acquisition costs, net                                           2,115,614               1,274,577
   Deposits                                                                          178,046                  99,863
                                                                                ------------            ------------
                                                                                  34,549,839              12,385,563
                                                                                ------------            ------------
                                                                                $120,209,516            $ 73,344,458
                                                                                ============            ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                        $     143,365          $   2,180,601
   Accounts payable                                                                5,071,436              1,514,048
   Accrued expenses                                                                2,952,778                961,544
   Other current liabilities                                                         116,443                 22,699
                                                                               -------------          -------------
     Total current liabilities                                                     8,284,022              4,678,892

Long-term debt, excluding current maturities                                      23,487,275              7,365,740
Subordinated debt                                                                 30,000,000                    -
Customer deposits                                                                  1,083,703                598,177
                                                                               -------------          -------------
        Total Liabilities                                                         62,855,000             12,642,809
                                                                               -------------          -------------

Shareholders' equity:
   Common stock; par value $.001 per share; 30,000,000 authorized;
     issued and outstanding 7,216,664 shares at March 31, 1998
     and 7,197,718 shares at June 30, 1997                                             7,217                  7,198
   Additional paid-in capital                                                     63,809,014             63,233,043
   Accumulated deficit                                                            (6,461,715)            (2,538,592)
                                                                               -------------          -------------
        Total shareholders' equity                                                57,354,516             60,701,649

Commitments and contingencies                                                  -------------          -------------
                                                                               $ 120,209,516          $  73,344,458
                                                                               =============          =============

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                        ------------------
                                                                              March 31, 1998          March 31, 1997
                                                                              --------------          --------------


Net Sales                                                                      $ 9,463,552              $ 4,668,867

Costs and expenses:
   Cost of products sold                                                         5,161,496                2,166,284
   Selling, general and administrative expenses                                  2,523,072                1,564,630
   Depreciation and amortization                                                 2,506,824                1,070,776
                                                                               -----------              -----------
                                                                                10,191,392                4,801,690
                                                                               -----------              -----------

     Operating  (loss)                                                            (727,840)                (132,823)

Other expenses (income):
   Interest expense (income), net                                                1,208,740                 (157,432)
                                                                               -----------              -----------

     Income (loss) before extraordinary item                                    (1,936,580)                  24,609
                                                                               -----------              -----------

Extraordinary item - loss on extinguishment of debt                                  2,084                        -
                                                                               -----------              -----------

   Net  (loss) income                                                          $(1,938,664)             $    24,609
                                                                               ===========              ===========

Basic and Diluted EPS:

   Income (loss) before extraordinary item                                     $      (.27)             $         -
                                                                               -----------              -----------

   Extraordinary item                                                                    -                        -
                                                                               -----------              -----------

   Net income (loss)                                                           $      (.27)             $         -
                                                                               ===========              ===========

   Weighted average number of common and common equivalent shares outstanding

     Basic                                                                       7,216,605                7,163,434
                                                                               ===========              ===========

     Diluted                                                                     7,216,605                7,282,921
                                                                               ===========              ===========

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                              March 31, 1998        March 31, 1997
                                                                              --------------        --------------

Net Sales                                                                      $24,655,640              $13,073,052

Costs and expenses:
   Cost of products sold                                                        13,053,990                6,231,148
   Selling, general and administrative expenses                                  6,922,432                4,196,604
   Depreciation and amortization                                                 6,190,822                2,888,417
                                                                               -----------              -----------
                                                                                26,167,244               13,316,169
                                                                               -----------              -----------

     Operating  (loss)                                                          (1,511,604)                (243,117)

Other expenses (income):
   Interest expense (income), net                                                2,224,574                 (675,395)
                                                                               -----------              -----------

     Income (loss) before extraordinary item                                    (3,736,178)                 432,278
                                                                               -----------              -----------

Extraordinary item - loss on extinguishment of debt                                186,945                        -
                                                                               -----------              -----------

   Net  (loss) income                                                          $(3,923,123)             $   432,278
                                                                               ===========              ===========

Basic and Diluted EPS:

   Income (loss) before extraordinary item                                     $     (0.52)             $      0.06
                                                                               -----------              -----------

   Extraordinary item                                                                (0.02)                       -
                                                                               -----------              -----------

   Net income (loss)                                                           $     (0.54)             $      0.06
                                                                               ===========              ===========

   Weighted average number of common and common equivalent shares outstanding

     Basic                                                                       7,208,252                7,162,938
                                                                               ===========              ===========

     Diluted                                                                     7,208,252                7,299,360
                                                                               ===========              ===========

                            NUCO2 INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                            Additional                         Total
                                                Common Stock                Paid-in         Accumulated      Shareholders'
                                          Shares        Amount              Capital           Deficit          Equity
                                          ------        ------              -------           -------          ------

Balance, June 30, 1997                   7,197,718        $7,198        $63,233,043       $(2,538,592)     $60,701,649

Issuance of 18,835 shares of
   common stock - asset acquisition         18,835            19            274,972                 -          274,991

Issuance of 111 shares of
  common stock - exercise of options           111             -                999                 -              999

Issuance of warrants                             -             -            300,000                 -          300,000

Net (loss)                                       -             -                  -        (3,923,123)      (3,923,123)
                                     -------------     ---------       ------------       -----------     ------------

Balance, March 31, 1998                  7,216,664        $7,217        $63,809,014       $(6,461,715)    $ 57,354,516
                                     =============     =========       ============       ===========      ===========

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                         -----------------
                                                                              March 31, 1998         March 31, 1997*
                                                                              --------------         ---------------

Net (loss) income before extraordinary item                                   $   (3,736,178)         $       432,278
Extraordinary item - loss on extinguishment of debt                                  186,945                        -
                                                                                 -----------             ------------
Net (loss) income                                                                 (3,923,123)                 432,278

Cash flows from operating activities:
   Adjustments to reconcile  net (loss) income to net cash provided by operating activities:
          Depreciation and amortization of property and equipment                  4,179,031                2,156,766
          Amortization of other assets                                             2,011,790                  731,651
          Loss on disposal of property and equipment                                 318,554                   91,065
          Write-off of deferred financing costs                                      186,945                        -
          Changes in operating assets and liabilities:
          Decrease (increase) in:
              Trade accounts receivable                                           (2,322,560)                (439,990)
              Inventories                                                           (142,694)                 (33,276)
              Prepaid expenses and other current assets                             (518,231)                (165,432)
          Increase (decrease) in:
              Accounts payable                                                     3,557,388                 (261,326)
              Accrued expenses                                                     1,991,234                4,025,018
              Other current liabilities                                               93,744                  (45,907)
              Customer deposits                                                      485,526                  177,238
                                                                                 -----------            -------------

              Net cash provided by operating activities                       $    5,917,604          $     6,668,085
                                                                                 -----------            -------------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                                  337,238                2,011,526
   Purchase of property and equipment                                            (15,173,107)             (18,359,342)
   Acquisition of businesses                                                     (12,270,750)              (3,727,547)
   (Increase) decrease in deposits                                                   (78,183)                 173,235
   Increase in deferred lease acquisition costs                                   (1,256,760)                (618,188)
                                                                                 -----------            -------------
        Net cash (used in) investing activities                                  (28,441,562)             (20,520,316)
                                                                                 -----------            -------------

Cash flows from financing activities:
   Redemption of warrants                                                               -                  (1,143,450)
   Exercise of options                                                                   999                  149,455
   Repayment of long-term debt                                                      (800,634)                (722,458)
   Proceeds from issuance of long-term debt and subordinated debt                 13,831,611                   11,604
   Increase in deferred charges                                                   (2,069,707)                 (29,201)
   Additional expenses - secondary offering                                             -                     (59,100)
                                                                                 -----------            -------------
     Net cash provided by (used in) financing activities                          10,962,269               (1,793,150)
                                                                                 -----------            -------------

Net decrease in cash and cash equivalents                                        (11,561,689)             (15,645,381)
Cash and cash equivalents at the beginning of period                              11,672,506               43,000,676
                                                                                 -----------            -------------
Cash and cash equivalents at the end of period                                $      110,817          $    27,355,295
                                                                                 ===========            =============


*  Restated to conform to current year's classifications.

                            NUCO2 INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                              March 31, 1998          March 31, 1997
                                                                              --------------          --------------

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Interest                                                                 $      596,023            $     691,031
                                                                                 ===========            =============
     Income taxes                                                             $            0            $           0
                                                                                 ===========            =============



Supplemental schedule of noncash investing and
   financing activities:
   Acquisition of businesses:
     Fair value of assets acquired                                            $   27,702,406            $           -
     Cost in excess of net assets of businesses acquired                          15,536,887                        -
     Liabilities assumed or incurred                                             (31,072,553)                       -
     Issuance of common stock                                                       (274,991)                       -
                                                                                 -----------            -------------
        Cash paid                                                             $   11,891,749            $           -
                                                                                 ===========            =============

     In July 1997, the Company wrote-off a restrictive covenant and the related liability in the amount of $19,231 due to the employee resigning.

     In October 1997, the Company repaid long-term debt in the amount of $20,782,995 with the proceeds of the issuance of subordinated debt. In connection therewith, detachable warrants were issued and original issue discount in the amount of $300,000 was recorded.

                            NUCO2 INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q used for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The accompanying unaudited consolidated financial statements are consolidated with the Company's wholly-owned subsidiaries, NuAir Inc. for the periods ended March 31, 1997 and NuCo2 Acquisition Corp. for the periods ended March 31, 1998. NuCo2 Acquisition Corp. owns all of the issued and outstanding shares of common stock of Koch Compressed Gases, Inc. (see Note 3).

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

         Earnings per share of common stock for the quarter and nine month periods ended March 31, 1998 have been calculated according to the guidelines of Statement 128 and earnings per share of common stock for the quarter and nine month periods ended March 31, 1997 have been restated to conform with Statement 128.

         Basic earnings per share for the quarter and nine month periods ended March 31, 1998 and 1997 has been computed by dividing income before extraordinary item, extraordinary item and net income/loss for each respective period by the weighted average number of shares of common stock outstanding for each respective period. Diluted earnings per share for the quarter and nine month periods ended March 31, 1997 has been computed by dividing income before extraordinary item, extraordinary item and net income for each respective period by the weighted average number of shares of common stock and common stock equivalents outstanding for each respective period, plus the assumed exercise of stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options and warrants have been excluded from the calculation of diluted earnings per share for the quarter and nine month periods ended March 31, 1998 because their inclusion would be antidilutive.

         Following are reconciliations of the numerators and denominators of the basic and diluted per share computations for income from continuing operations for the respective periods.


                                                                        For the Three Months Ended March 31, 1997
                                                                        -----------------------------------------
                                                                                           Weighted        Per-Share
                                                                      Net Income       Average Shares       Amount
                                                                      ----------       --------------       ------

Basic EPS

Income available to common stockholders                              $    24,609          7,163,434        $   -
Effect of Dilutive Options and Warrants                                    -                119,487            -
                                                                        --------         ----------          ---

Diluted EPS                                                          $    24,609          7,282,921        $   -
                                                                        ========         ==========          ===

                                                                          For The Nine Months Ended March 31, 1997
                                                                          ----------------------------------------
                                                                                           Weighted        Per-Share
                                                                      Net Income       Average Shares       Amount
                                                                      ----------       --------------       ------

Basic EPS

Income available to common stockholders                              $   432,278          7,162,938        $   0.06
Effect of Dilutive Options and Warrants                                    -                136,422            -
                                                                        --------         ----------        --------

Diluted EPS                                                          $   432,278          7,299,360        $   0.06
                                                                        ========         ==========           =====


         Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three and nine months ended March 31, 1998 were 143,760 and 148,726, respectively. These shares were not included in diluted EPS because they would have been antidilutive for such periods. Additionally, options and warrants to purchase 75,000 shares, 1,000,000 shares, 655,738 shares (see Note 5) and 30,000 shares (see Note 5) for $17.50, $17.00,
$16.40 and $14.64, respectively, were outstanding during all or a portion of the three and nine months ended March 31, 1998 but were not included in the computation of diluted EPS because the options and warrants exercise price was greater than the average market price of the common shares.

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

         Effective December 2, 1997, the Company purchased certain assets from four related carbonic gas distributors , Miller Carbonic Systems Co. Inc., Miller Carbonic, Inc., Carbonic National Systems, Inc., and Carbonic Gas Service, Inc. operating primarily in Illinois, Indiana, Wisconsin and Michigan for an aggregate purchase price of $11,500,000. The Company paid approximately $5,000,000 cash and funded $6,500,000 through a borrowing under the Company's SunTrust Facility (see Note 4).

         Effective December 2, 1997, the Company purchased certain assets of a bulk CO2 company with operations in Kansas for a purchase price of $1,000,000. The purchase price was funded through a borrowing under the Company's SunTrust Facility (see Note 4).

         Effective January 23, 1998, the Company purchased substantially all of the assets of a bulk CO2 company operating in California for a purchase price of $4,500,000. The purchase price was funded through a borrowing under the Company's SunTrust Facility (see Note 4).

         Effective March 2, 1998, the Company purchased certain assets from Florida Carbonic Distributor, Inc., a carbonic gas distributor operating in Florida for a purchase price of $6,425,000. The purchase price was funded through a borrowing under the Company's SunTrust Facility (see Note 4).

         In March 1998, the Company purchased certain assets from three unrelated carbonic gas distributors with operations in Texas, Maine and Alabama for an aggregate purchase price of $406,208. The purchase prices were funded through a borrowing under the Company's SunTrust Facility (see Note 4).

         These acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase prices and direct costs of the acquisitions have been allocated to the respective assets and liabilities of the acquired companies based upon their estimated fair market values at the dates of acquisition. This resulted in goodwill of approximately $16,000,000 for the nine months ended March 31, 1998, which is being amortized on a straight-line basis over twenty years. The results of operations of the acquired companies are included in the Company's financial statements since the effective dates of the acquisitions.

NOTE 4.  LONG-TERM DEBT

         On October 31, 1997, the Company finalized a $50.0 million senior secured revolving credit facility with SunTrust Bank, South Florida, National Association ("SunTrust Facility"). The SunTrust Facility replaced the Company's prior facility with NationsBank of Florida, N.A. ("NationsBank"). The SunTrust Facility contains a mechanism to increase it by an additional $50.0 million to a total of $100.0 million upon the achievement of annualized one quarter EBITDA on a pro-forma basis for acquisitions of $15.0 million or upon request by the Company. Additionally, the SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The pricing grid is as follows:


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

         The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the SunTrust Facility. Base Rate is defined as the higher of the prime lending rate of SunTrust or the Federal Funds rate plus one-half of one percent (1/2%) per annum. Interest only is payable periodically until the expiration of the SunTrust Facility at which time all outstanding principal and interest is due. The SunTrust Facility expires on October 31, 2000; however, it contains a two year renewal option. Additionally, it is collateralized by substantially all of the assets of the Company. A total of $23,000,000 was outstanding pursuant to the SunTrust Facility with interest at 6.9% as of March 31, 1998. In December 1997, SunTrust syndicated the SunTrust Facility with three additional banks.

Extraordinary item - loss on extinguishment of debt

         For the nine months ended March 31, 1998, the Company incurred a one time extraordinary charge of $186,945 for the write-off of deferred financing costs and a prepayment penalty in connection with the repayment of the NationsBank credit facility.

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


NOTE 6.  STOCK OPTION PLAN

         In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 850,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's Common Stock at the date of the grant, and the exercise price of non-qualified stock options may not be less than 75% of the fair market value of the Company's Common Stock at the date of the grant. The maximum term for all options is 10 years. Options granted to date vest in three or four installments commencing one year from the date of grant. As of March 31, 1998, options for 105,431 shares are exercisable.

         The following table summarizes the transactions pursuant to the 1995 Plan.

                                                   SHARES       EXERCISE PRICE

          Outstanding at June 30, 1995                  -0-               -0-
          Granted                                   130,991         $9-$17.50
          Expired or canceled                           340                $9
          Exercised                                     -0-               -0-
                                                  ---------     -------------
          Outstanding at June 30, 1996              130,651         $9-$17.50
          Granted                                   222,500            $11.25
          Expired or canceled                         6,225         $9-$11.25
          Exercised                                     322                $9
                                                  ---------     -------------
          Outstanding at June 30, 1997              346,604         $9-$17.50
          Granted                                   341,500      $10.25-11.28
          Expired or canceled                         1,407         $9-$11.25
          Exercised                                     111                $9
                                                  ---------     -------------
          Outstanding at March 31, 1998             686,586         $9-$17.50
                                                  =========     =============

         In 1995, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company has reserved 60,000 shares of Common Stock. Under the terms of the Directors' Plan each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. As of March 31, 1998, options to purchase a total of 18,000 shares of Common Stock at an exercise price of $9.00 per share and a total of 6,000 shares of Common Stock at an exercise price of $12.50 per share had been issued. Of these options, 14,000 shares at an exercise price of $9.00 per share are currently exercisable.

NOTE 7.  OPERATING LEASES

         The Company entered into 91 operating leases from July 1, 1997 through March 31, 1998. Twenty-nine leases were for warehouse facilities with aggregate annual rentals of approximately $916,000 expiring at various dates through 2003. Sixty-two leases were for trucks with aggregate annual rentals of approximately $708,000 expiring at various dates through 2004.

NOTE 8.  CONTINGENCIES

         Carbonic Designs, Inc. v. MVE, Inc., The Taylor-Wharton Gas Equipment Division of Harsco Corporation, Welders Supply Co. and NuCo2 Inc., filed on or about March 31, 1997, asserted claims for violation of the Texas Free Enterprise and AntiTrust Act of 1983, business disparagement, tortious interference with contract, tortious interference with prospective business relations and civil conspiracy. The Company settled this lawsuit in December 1997 for an immaterial amount.

NOTE 9.  SUBSEQUENT EVENTS

         Effective April 13, 1998, the Company entered into a three year consulting agreement with the former president of the Company. Pursuant to the terms of the agreement, the Consultant shall receive $50,000 per annum and shall not compete with the Company for a period of two years after the expiration of the contract. Simultaneously, options to purchase 75,000 shares of Common Stock were canceled.

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

OVERVIEW

         During the quarter ended March 31, 1998, the Company achieved a major goal and became the national supplier of bulk CO2 systems and liquid carbon dioxide to the restaurant and convenience store industries in the U.S. In January 1998, the Company purchased the assets of a bulk CO2 company operating in the greater Los Angeles metropolitan area. Additionally, in March 1998, the Company acquired the bulk CO2 assets of four separate companies operating in Florida, Maine, Alabama and Texas. As of March 31, 1998, the Company was operating from 62 depots in 42 states. Acquisitions during the quarter added approximately 3,700 bulk CO2 customers and approximately 300 high pressure customers while new internally generated bulk CO2 systems placements totaled 2,432. Additionally, during the quarter ended March 31, 1998, the Company reached multi-unit placement agreements with Dairy Mart, Discovery Zone, 7-Eleven and Kentucky Fried Chicken.

         At March 31, 1998, the Company leased approximately 36,500 bulk CO2 systems to its customers, principally pursuant to five year noncancelable lease contracts. These customers include restaurants, convenience stores, theaters, taverns and other businesses which dispense carbonated beverages. Generally, these contracts are classified as one of two types: "budget-plan" contracts and "rental plus per pound charge" contracts. Pursuant to budget plan contracts, customers pay a fixed monthly charge for the lease of a Company owned bulk CO2 system on the customer's premises and refills of bulk CO2 according to a predetermined schedule. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. If the maximum annual volume is exceeded, the customer is charged for additional bulk CO2 delivered. Pursuant to rental plus per pound charge contracts, the Company also leases a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. The Company's contracts generally provide for price increases based upon increases in the consumer price index.

         The Company provides some services besides those offered under the above two types of contracts. As of March 31, 1998, the Company provided "fill only" service to approximately 6,800 customers where it supplies only CO2 refill services and the customer is charged on a per pound basis for all CO2 delivered.

         As of March 31, 1998, approximately 15,000 of the Company's 43,300 bulk CO2 customers were billed on a per pound basis which varies with the quantity of bulk CO2 delivered. These customers will tend to consume less CO2 in the winter months, and this may cause the Company's revenues and earnings for its fiscal quarters ending in December and March to be relatively lower than for its other quarters. As of March 31, 1998, approximately 28,300 of the Company's 43,300 bulk customers were billed at a flat monthly rate which does not vary throughout the year. Additionally, the Company has approximately 9,500 high pressure customers.

         The Company intends to continue to grow through a combination of internal growth and opportunistic acquisitions. The Company requires significant capital to purchase and install bulk CO2 systems at customers' locations and to grow its network of service and supply depots and specialized CO2 delivery vehicles required to service these installations. Once installed, however, there are minimal additional capital requirements for bulk CO2 systems in service, and the Company has generally experienced significant positive cash flows on a per-unit basis. These cash flows stem from per-unit operating income combined with per-unit non-cash charges for depreciation and amortization. The Company believes its current installed base of bulk CO2 systems is stable, partly due to the existence of long-term contracts with its customers. In fiscal 1997 and the nine months ended March 31, 1998, less than 5% of Company owned bulk CO2 systems experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned for use with other customers, or left in place when prospects for a new restaurant in the same location are deemed favorable.

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

         With respect to bulk CO2 systems, the Company only capitalizes costs that are associated with specific successful placements of such systems with customers under noncancelable contracts and which would not be incurred by the Company but for a successful placement. All other service, marketing and administrative costs are expensed as incurred. Capitalized component parts and direct costs associated with installation of bulk CO2 equipment leased to customers was approximately $5.4 million and $10.6 million as of March 31, 1997 and 1998, respectively. Depreciation and amortization expense related to capitalized component parts and direct costs associated with installation was approximately $636,000 and $1.2 million for the nine months ended March 31, 1997 and 1998, respectively.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:

                                                                    Three Months Ended                Nine Months Ended
                                                                          March 31,                        March 31,
                                                                          ---------                        ---------

                                                                    1997             1998              1997          1998
                                                                    ----             ----              ----          ----
         Income Statement Data:
         Net sales.....................................             100.0%          100.0%            100.0%        100.0%
         Cost of products sold.........................              46.4%           54.5%             47.7%         52.9%
         Selling, general and administrative expenses..              33.5%           26.7%             32.1%         28.1%
         Depreciation and amortization.................              22.9%           26.5%             22.1%         25.1%
                                                                   -------         -------           -------       -------
         Operating (loss)..............................              (2.8%)          (7.7%)            (1.9%)        (6.1%)
                                                                   -------         -------           -------       -------
         Interest (income) expense, net................              (3.3%)          12.8%             (5.2%)         9.0%
         Extraordinary item - loss on extinguishment of debt          -                -                 -            0.8%
                                                                   -------         -------           -------       -------

         Net income (loss).............................                .5%          (20.5%)             3.3%        (15.9%)
                                                                   =======         =======           =======       =======

         Other Data:
         Operating income before depreciation and amortization
         (EBITDA)                                                     20.1%          18.8%             20.2%         19.0%
                                                                   ========        =======           =======       =======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net sales increased by $4.8 million, or 102.7%, from $4.7 million in the 1997 period to $9.5 million in the 1998 period. Approximately $291,000 of the increase represented net sales resulting from the May 1997 acquisition of certain assets of The BOC Group, Inc., $440,000 of the increase represented net sales resulting from the July 1997 acquisition of CC Acquisition Corp. (Carbo Co.), $303,000 of the increase represented net sales resulting from the October 1997 acquisition of Koch Compressed Gases, Inc. and $583,000 from the December 1997 acquisitions of the four related companies operating in the midwest. In addition, approximately $442,000 and $635,000 represented net sales from five acquisitions during the fourth quarter of the fiscal year ended June 30, 1997 and ten acquisitions during the nine months ended March 31, 1998, respectively. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems in service.

         Cost of products sold increased by $3.0 million, from $2.2 million in the 1997 period to $5.2 million in the 1998 period and increased as a percentage of net sales from 46.4% to 54.5%. The increase was attributable to the expansion of the Company into new territories, an increase in fully loaded route drivers and an increase in high pressure cylinder business. Fully loaded route drivers increased by $1.1 million from $737,000 in the 1997 period to $1.8 million in the 1998 period and increased as a percentage of net sales from 15.8% to 18.9%. Overtime increased by $274,000 from $90,000 in the 1997 period compared to $364,000 in the 1998 period and increased as a percentage of net sales from 1.9% in the 1997 period to 3.8% in the 1998 period. The increase in overtime was attributable to the acquisitions during the 1998 period. Additionally, helium and nitrogen purchases and high pressure cylinder rent and testing increased by $239,000 from $107,000 in the 1997 period compared to $346,000 in the 1998 period and increased as a percentage of net sales from 2.3% in the 1997 period to 3.7% in the 1998 period. During the three months ended March 31, 1998, the Company acquired approximately 300 high pressure customers. The number of depots operated by the Company at March 31, 1998, increased to 62, compared to 36 at March 31, 1997. In addition, as of March 31, 1998, two more depots were at various stages of being set up. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. The Company typically services approximately 350 customers per delivery vehicle in its mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.

         Selling, general and administrative expenses increased by $958,000 from $1.6 million in the 1997 period to $2.5 million in the 1998 period and decreased as a percentage of net sales from 33.5% to 26.7%. The dollar increase was primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. The percentage decrease is attributable to economies of scale. At March 31, 1997, the Company had operations in 24 states and employed 53 marketing personnel and at March 31, 1998, the Company had operations in 42 states and employed 94 marketing personnel.

          Depreciation and amortization increased by $1.4 million from $1.1 million in the 1997 period to $2.5 million in the 1998 period. As a percentage of net sales, such expenses increased from 22.9% in the 1997 period to 26.5% in the 1998 period. Depreciation expense increased by $822,000 from $807,000 in the 1997 period to $1.6 million in the 1998 period principally due to the increase in bulk CO2 systems leased to customers. Expressed as percentage of net sales, depreciation expense decreased from 17.3% in the 1997 period to 17.2% in the 1998 period. Amortization expense increased by $614,000 from $264,000 in the 1997 period to $878,000 in the 1998 period primarily due to the amortization related to restrictive covenants, goodwill and customer lists. As a percentage of net sales, amortization expense increased from 5.7% to 9.3%, respectively.

         Net interest income in the 1997 period was $157,000 compared to net interest expense in the 1998 period of $1.2 million. This change is attributable to the decreased level of cash and cash equivalents and the increased level of long-term debt and subordinated debt in the 1998 period as compared to the 1997 period.

         For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $841,000, or 89.7%, from $938,000 in the 1997 period to $1.8 million in the 1998 period and decreased as a percentage of net sales from 20.1% to 18.8%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

         Net sales increased by $11.6 million, or 88.6%, from $13.1 million in the 1997 period to $24.7 million in the 1998 period. Approximately $1.0 million of the increase represented net sales resulting from the May 1997 acquisition of certain assets of The BOC Group, Inc., $1.3 million of the increase represented net sales resulting from the July 1997 acquisition of CC Acquisition Corp. (Carbo Co.), $626,000 of the increase represented net sales resulting from the October 1997 acquisition of Koch Compressed Gases, Inc. and $766,000 from the December 1997 acquisitions of the four related companies operating in the midwest. In addition, approximately $1.4 million and $909,000 represented net sales from five acquisitions during the fourth quarter of the fiscal year ended June 30, 1997 and ten acquisitions during the nine months ended March 31, 1998, respectively. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems in service.

         Cost of products sold increased by $6.8 million, from $6.2 million in the 1997 period to $13.1 million in the 1998 period and increased as a percentage of net sales from 47.7% to 52.9%. The increase was attributable to the expansion of the Company into new territories, an increase in fully loaded route drivers and an increase in high pressure cylinder business. Fully loaded route drivers increased by $2.4 million from $2.1 million in the 1997 period to $4.5 million in the 1998 period and increased as a percentage of net sales from 16.2% to 18.2%. Overtime increased by $559,000 from $288,000 in the 1997 period compared to $847,000 in the 1998 period and increased as a percentage of net sales from 2.2% in the 1997 period to 3.4% in the 1998 period. The increase in overtime was attributable to the acquisitions during the 1998 period. Additionally, helium and nitrogen and high pressure cylinder rent and testing increased by $514,000 from $306,000 in the 1997 period to $820,000 in the 1998 period and increased as a percentage of net sales from 2.3% in the 1997 period to 3.3% in the 1998 period. During the nine months ended March 31, 1998, the Company acquired approximately 9,000 high pressure customers. The number of depots operated by the Company at March 31, 1998, increased to 62, compared to 36 at March 31, 1997. As of March 31, 1998, two additional depots were at various stages of being set up. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. The Company typically services approximately 350 customers per delivery vehicle in its mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.

         Selling, general and administrative expenses increased by $2.7 million from $4.2 million in the 1997 period to $6.9 million in the 1998 period and decreased as a percentage of net sales from 32.1% to 28.1%. The dollar increase was primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. The percentage decrease is attributable to economies of scale. At March 31, 1997, the Company had operations in 24 states and employed 53 marketing personnel and at March 31, 1998, the Company had operations in 42 states and employed 94 marketing personnel.

          Depreciation and amortization increased by $3.3 million from $2.9 million in the 1997 period to $6.2 million in the 1998 period. As a percentage of net sales, such expenses increased from 22.1% in the 1997 period to 25.1% in the 1998 period. Depreciation expense increased by $2.0 million from $2.2 million in the 1997 period to $4.2 million in the 1998 period principally due to the increase in bulk CO2 systems leased to customers. Expressed as a percentage of net sales, depreciation expense increased from 16.5% in the 1997 period to 16.9% in the 1998 period. Amortization expense increased by $1.3 million from $732,000 in the 1997 period to $2.0 million in the 1998 period primarily due to the amortization related to restrictive covenants, goodwill and customer lists. As a percentage of net sales, amortization expense increased from 5.6% to 8.2%, respectively.

         Net interest income in the 1997 period was $675,000 compared to net interest expense in the 1998 period of $2.2 million. This change is attributable to the decreased level of cash and cash equivalents and the increased level of long-term debt and subordinated debt in the 1998 period as compared to the 1997 period.

         During the 1998 period, the Company wrote-off $187,000 of deferred financing costs related to its NationsBank credit facility which was replaced by a new syndicated bank group facility led by SunTrust Bank.

         For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $2.0 million, or 76.9%, from $2.6 million in the 1997 period to $4.7 million in the 1998 period and decreased as a percentage of net sales from 20.2% to 19.0%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of principal and interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. The Company anticipates making cash capital expenditures of approximately $6.0 million to $9.0 million during the remaining three months of fiscal 1998, primarily for the purchases of bulk CO2 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced significant positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, the Company continually reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

         During the nine months ended March 31, 1998, the Company's capital resources included cash flows from operations, available borrowing capacity under the Company's credit facilities (NationsBank credit facility through October 1997 and SunTrust Facility thereafter) and proceeds from the sale of its 12% Senior Subordinated Promissory Notes due 2004 (the "Notes"). In July and September of 1997, certain assets, primarily consisting of bulk CO2 systems, were acquired for $6.0 million in cash and $6.8 million in borrowings under the Company's NationsBank credit facility. Effective October 1, 1997, a newly formed wholly-owned subsidiary of the Company purchased all of the issued and outstanding share of common stock of Koch Compressed Gases, Inc. for an aggregate purchase price of $5.5 million which was funded through a borrowing under the NationsBank credit facility. On October 31, 1997, the Company repaid its outstanding indebtedness under the NationsBank credit facility which totaled approximately $21.0 million with a portion of the proceeds of the Notes. The Notes which aggregated $30.0 million were sold with seven year warrants to purchase an aggregate of 655,738 shares of Common Stock at an exercise price of $16.40 per share. Additionally, NationsBanc Montgomery Securities, Inc., the placement agent for the Notes, received a warrant to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $14.64 per share which expires on October 31, 2004.

         On October 31, 1997, the Company finalized a $50.0 million senior secured revolving credit facility with SunTrust Bank, South Florida, National Association ("SunTrust Facility"). The SunTrust Facility contains a mechanism to increase it by an additional $50.0 million to a total of $100.0 million upon the achievement of annualized one quarter EBITDA on a pro-forma basis for acquisitions of $15.0 million or upon request by the Company. Additionally, the SunTrust Facility contains interest and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The SunTrust Facility expires on October 31, 2000; however, it contains a two year renewal option. Additionally, it is collateralized by substantially all of the assets of the Company. In December 1997, SunTrust closed on a syndication of the SunTrust Facility with three additional banks.

         For the period November 1997 through March 1998, the Company purchased assets from various carbonic gas distributors consisting primarily of bulk CO2 and high pressure assets for $6.0 million cash, $23.0 million borrowing under the Company's SunTrust Facility and the issuance of 18,835 shares of Common Stock at market for a value of $275,000.

         As of March 31, 1998, a total of $23.0 million was outstanding under the SunTrust Facility with interest at one hundred twenty-five basis points above the 90-day London InterBank Offering Rate ("LIBOR") (6.9% at March 31,
1998).

         The Company believes that cash from operating activities and available borrowings under the SunTrust Facility will be sufficient to fund proposed operations for at least the next twelve months.

         Working Capital. At June 30, 1997 the Company had working capital of $9.5 million. At March 31, 1998, the Company had negative working capital of $2.7 million.

         Cash Flows from Operating Activities. For the nine months ended March 31, 1997 and March 31, 1998, net cash provided by operating activities was $6.7 million and $5.9 million, respectively. The decrease from the 1997 period to the 1998 period of $750,000 is primarily due to an increase in the net loss of the Company and an increase in accounts receivable.

         Cash Flows from Investing Activities. For the nine months ended March 31, 1997 and March 31, 1998, net cash used in investing activities was $20.5 million and $28.4 million, respectively. These investing activities were attributable to the installation and direct placement costs and acquisition of bulk CO2 systems, and the cash expended in connection with the asset acquisitions.

         Cash Flows from Financing Activities. For the nine months ended March 31, 1997, cash flows used in financing activities were $1.8 million. For the nine months ended March 31, 1998, cash flows provided by financing activities were $11.0 million. For the nine months ended March 31, 1997, net cash used in financing activities are primarily from the redemption and cancellation of a warrant issued to a representative of the underwriters in the Company's initial public offering in December 1995. For the nine months ended March 31, 1998, net cash provided by financing activities was primarily from the issuance of long-term debt and subordinated debt.

INFLATION

         The modest levels of inflation in the general economy since the Company began business in 1990 have not affected its results of operations. Additionally, the Company's contracts with its customers contain an annual lease rate adjustment clause based on an increase in the consumer price index. The Company believes that inflation will not have a material adverse effect on its future results of operations.


ITEM 2.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II.  OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)       Exhibit 27 - Financial Data Schedule.

                  (b)       Reports on Form 8-K.

                            (1) The Company  filed a Form 8-K/A  dated  February
                                12, 1998 amending a Form 8-K dated December 9, 1997 reporting an Item 2 event.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      NuCo2 Inc.


Dated:  May 14, 1998                            By: /S/ JOANN SABATINO
                                                    ------------------
                                                    Joann Sabatino
                                                    Chief Financial Officer