Form 10-K
period 1998-06-30
NUCO2 INC /FL
filed 1998-09-29
CIK 947577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/ X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1998

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934


For the transaction period from ___________ to ___________

                         Commission file number: 0-27378


                                   NUCO2 INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          FLORIDA                                      65-0180800
--------------------------------                   -----------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

2800 S.E Market Place, Stuart, Florida                    34997
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  (561) 221-1754

Securities registered pursuant to Section 12(b) of the Act:

                                      None.

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

            Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/



                                                           (continued next page)

            The aggregate market value at September 18, 1998 of shares of the Registrant's common stock, $.001 par value per share (based upon the closing price of $6.1875 per share of such stock on the Nasdaq National Market on such date), held by non-affiliates of the Registrant was approximately $34,807,701. Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

            At September 18, 1998, there were outstanding 7,216,664 shares of the Registrant's common stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the Registrant's definitive proxy statement to be filed not later than October 28, 1998 pursuant to Regulation 14A.

                                     PART I

1.          BUSINESS.

GENERAL

         NuCo2 Inc., a Florida corporation organized in 1990 (together with its subsidiaries, the "Company"), is the dominant national supplier of liquid carbon dioxide ("bulk CO2") to retail establishments such as restaurants, convenience stores, taverns, theaters, theme parks, resorts and stadiums for use in the carbonation and dispensing of fountain beverages.

         For the fiscal year ended June 30, 1998, the Company had net sales of approximately $35.1 million, compared to net sales of approximately $18.9 million for the fiscal year ended June 30, 1997, an increase of 85.2%. The Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") is the principal financial measure by which the Company should be measured as it continues to achieve national market presence and to build route density. EBITDA for the fiscal year ended June 30, 1998 was approximately $7.1 million, compared to EBITDA of approximately $4.1 million for the fiscal year ended June 30, 1997, with fourth quarter fiscal 1998 net sales and EBITDA setting record levels.

         Starting from its Florida base, the Company, through a combination of internal growth and over 30 acquisitions, expanded its service area to 44 states, operating 68 service and supply depots and servicing over 47,700 bulk CO2 customers as of August 31, 1998. During the fiscal year ended June 30, 1998, the Company expanded its service area by 13 states and during the fiscal year ended June 30, 1997, the Company expanded its service area by 12 states. The Company services most of the major national and regional restaurant and convenience store chains, movie theater operators and theme parks throughout the continental United States including McDonald's, Pizza Hut, Kentucky Fried Chicken, Burger King, Checkers, Chevy's, 7-Eleven, Circle K, EZ Serve, Conoco, Carmike Cinemas, AMC Theaters, Friendly's Restaurant, Applebee's, Cracker Barrel, Shoney's, Inc., Hard Rock Cafe, Planet Hollywood, Universal Studios, Walt Disney World, Raymond James Stadium and Pro Player Stadium.

         The Company offers its customers two principal services: a stationary bulk CO2 system installed on the customer's premises and routine filling of the system with bulk CO2 on a defined schedule. The bulk CO2 system utilizes a cryogenic vessel that preserves carbon dioxide in its liquid form and then converts the liquid product to gaseous carbon dioxide, the necessary ingredient for beverage carbonation. Typically the bulk CO2 system is owned by the Company and leased to the customer under a five year noncancelable contract, although some customers own their own bulk CO2 system.

         Carbon dioxide is universally used for the carbonation and dispensing of fountain beverages. In most instances, carbon dioxide is presently supplied to fountain beverage users in the form of gas, which is transported and stored in high pressure cylinders. The Company's 44 state service area enables the Company to reach over 96% of potential CO2 beverage users in the continental United States. The Company believes that bulk CO2 systems will eventually displace most high pressure cylinders in the beverage CO2 market because from a user's perspective, bulk CO2 systems enjoy several qualitative and economic advantages over high pressure cylinders, and, therefore, the bulk CO2 industry presents substantial opportunity for growth. The Company estimates that it currently services approximately 9,000 high pressure CO2 customers and that there is a total of approximately 800,000 potential beverage CO2 users in the United States.

         The Company intends to continue to expand its bulk CO2 business through a combination of internal growth, conversion of high pressure CO2 beverage users and acquisitions, building route densities in order to achieve operating economies of scale and profitability throughout its service area.

         In April 1997, the Company signed an agreement with MiCell Technologies Inc. ("MiCell") to be the exclusive United States and Canadian supplier of bulk CO2 systems and liquid carbon dioxide to the MiCell customer base in the industrial laundry and professional garment care industry (dry cleaning) that will utilize the MiCare garment cleaning fluid system technology developed and patented by MiCell. This system utilizes carbon dioxide in conjunction with non-toxic cleaning solutions. MiCell surfacants allow for a wide range of performance in liquid CO2 systems, that in addition to garment care, also includes parts cleaning, precision cleaning and textile processing. MiCell is currently field testing its system and expects to commence commercialization by the end of 1998.

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

            Many types of businesses  compete in the beverage CO2 business,  and market share is fragmented. High pressure cylinders and bulk CO2 service are most frequently provided by distributors of industrial gases. These companies generally provide a number of products and services in addition to CO2, and often view bulk CO2 systems as high-service adjuncts to their core business. Industrial gas distributors generally have been reluctant to attempt to convert their cylinder CO2 customers to bulk CO2 systems for several reasons, that include the capital outlays required to purchase the bulk CO2 systems, the idling of high pressure cylinders and associated equipment, and the inefficiencies that would result from splitting their CO2 customer base between two CO2 technologies. Other competitors in the beverage CO2 market include fountain supply companies and distributors of restaurant supplies and groceries, which firms vary greatly in size. There are a number of small companies that provide bulk CO2 service that operate on a local or regional geographic scope. Many of these suppliers lack the capital necessary to offer bulk CO2 systems to customers on lease, or to purchase additional or replacement specialized bulk CO2 trucks and stationary depots.

            Management believes that demand for bulk CO2 systems will be driven by the safety, product quality and other operating advantages afforded to users by such systems, and the increasing availability and acceptance within the food and beverage industry of bulk CO2 systems. In addition, the Company believes that, other than the Company, qualified suppliers of bulk CO2 systems do not presently exist in many regions of the United States.

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

            Long term Customer Contracts. The Company typically enters into five year bulk CO2 system lease agreements with its customers. Generally, these contracts are classified as one of two types: "budget plan" service contracts and "rental plus per pound charge" contracts. Pursuant to budget plan contracts, customers pay fixed monthly charges for the lease of a Company owned bulk CO2 system installed on the customer's premises and refills of bulk CO2 according to a predetermined schedule. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. If the maximum annual volume is exceeded, the customer is charged for additional bulk CO2 delivered. Pursuant to rental plus per pound charge contracts, the Company also leases a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. In exchange for a noncancelable monthly charge, the Company installs and rents to its customers a Company owned bulk CO2 system and, through a delivery routing system, services the bulk CO2 system and supplies bulk CO2 to the customer's site on a regular basis. Even with customers that own their own bulk CO2 systems, the Company seeks to arrange for multi-year supply contracts. The Company believes that the use of long-term contracts provides benefits to both itself and its customers. Customers are able to largely eliminate CO2 supply interruptions and the need to operate CO2 equipment themselves, while the contract adds stability to the Company's revenue base. After the expiration of the initial term of a contract, the term of the contract continues in effect until either the Company or the customer notifies the other of its desire to terminate. Generally, the Company has been successful contracting with its customers for a new long-term supply contract. To date, the Company's experience has been that contracts roll-over without a significant portion of contracts expiring without renewal in any one year. The largest number (approximately 40%) of the Company's current contracts with customers expire by their terms in 2003.

            Capture Advantages of Scale and Route Density. In many of its current markets the Company has established itself as the leading or dominant supplier of bulk CO2, and believes it enjoys cost advantages over its competitors due to the greater density of the Company's route structure; a lower average time and distance traveled between stops, and a lower average cost per delivery. Greater scale may also lead to better vehicle and fixed asset utilization, as well as the ability to spread fixed marketing and administrative costs over a broader revenue base.

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

            Rapid Installation and Diverse Configurations. The bulk CO2 system installed at the customer's site consists of a cryogenic vessel for the storage of liquid CO2 and related valves, regulators and gas lines. The Company operates a fleet of 77 installation vehicles with dedicated installation personnel. A key attribute in marketing the Company's services to multi-unit customers is its ability to rapidly install bulk CO2 systems at customers' locations with minimal disruption. The Company offers systems ranging from 50 to 600 pounds of CO2 capacity. With the recent introduction of the 50 pound capacity system, the range of system sizes permits the Company to market its services to a broad range of potential customers.

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

GROWTH STRATEGY

            The objective of the Company is to strengthen its position as the dominant national supplier of bulk CO2 systems for beverage applications. The Company intends to implement its strategy through (i) internal market development by which it builds route densities necessary to become the lowest cost operator and (ii) a program of strategic acquisitions, by which it will enter a new market area, or through tuck-in acquisitions whereby it consolidates an underpenetrated existing market.

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

MARKETING AND CUSTOMERS

            The Company markets its bulk CO2 systems to large customers such as restaurant and convenience store chains, movie theater operators and theme parks. The Company's customers include most of the major national and regional chains throughout the United States. The Company approaches large chains on a corporate or regional level for approval to become the exclusive supplier of bulk CO2 on a national basis or within a designated territory. The Company then directs its sales efforts to the managers or owners of the individual or franchised operating units. Whereas the large chains offer immediate penetration on a national or regional basis, the small operators are important accounts because they provide geographic density which optimizes delivery efficiency and reduces cost on a per customer basis. The introduction of smaller bulk CO2 systems (50 and 100 pound capacity vessels), which the Company helped develop, allows the Company to penetrate the market for lower volume users of CO2 such as mall-based food courts, small restaurants and mass-market retailers.

            As of August 31, 1998, the Company distributed bulk CO2 to over 47,700 customers, none of which accounted for more than 5% of the Company's fiscal 1998 net sales. The Company has negotiated multi-system placements or CO2 supply contracts with numerous customers, including McDonald's, Pizza Hut, Kentucky Fried Chicken, Burger King, Checkers, Chevy's,7-Eleven, Circle K, EZ Serve, Conoco, Carmike Cinemas, AMC Theaters, Friendly's Restaurant, Applebee's, Cracker Barrel, Shoney's, Inc., Hard Rock Cafe, Planet Hollywood, Universal Studios, Walt Disney World , Raymond James Stadium and Pro Player Stadium. The Company's relationships with chain customers in one geographic market frequently help it establish service with these same chains when the Company expands to new markets. After accessing the chain accounts in a new market, the Company attempts to rapidly build route density by leasing bulk CO2 systems to independent restaurants, convenience stores and theaters.

            The Company also supplies high pressure gases in cylinder form, including CO2, helium and nitrogen. The Company estimates that it currently services approximately 9,000 high pressure CO2 customers, most of whom were either customers of acquired companies or are low volume users for which it is not economical to convert to bulk CO2 systems. However, with the introduction of 50 and 100 pound capacity bulk CO2 systems, the Company anticipates that many low volume users will convert from high pressure cylinders. Helium and nitrogen are mostly supplied to existing bulk customers in connection with filling balloons and dispensing beer, respectively.

OPERATIONS

            As of August 31, 1998, the Company operated 68 bulk CO2 service and supply depots located throughout its service area and operates 153 specialized bulk CO2 trucks, 77 installation and service vehicles and 17 high pressure cylinder delivery trucks. Each specialized bulk CO2 truck covers up to 350 accounts, depending on market density, refilling customer systems on a regular schedule. All delivery quantities are measured by flow meters installed on the Company's tank trucks. This information is then loaded onto the Company's centralized billing system, which is maintained on an IBM AS/400 computer. Service and supply depots are equipped with large storage tanks (up to 40 tons) which receive liquefied CO2 from large capacity tanker trucks and from which the Company's bulk CO2 trucks refill for delivery to customers. In most cases, the tank is accessible from the outside of the establishment.

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

BULK CO2 SUPPLY

            Bulk CO2 is currently a readily available commodity product which is processed and sold by various sources. In May 1997, the Company entered into an exclusive ten year carbon dioxide supply agreement with The BOC Group, Inc. (the "BOC CO2 Supply Agreement"). The agreement provides readily available, high quality CO2 as well as relatively stable bulk carbon dioxide prices at competitive levels.

BULK CO2 SYSTEMS

            The Company purchases new bulk CO2 systems from Minnesota Valley Engineering, Inc. and Taylor-Wharton Cryogenics (a division of Harsco Corporation), the two major manufacturers. The Company believes that it has been the largest single purchaser of bulk CO2 systems from the two principal manufacturers combined. The Company purchases vessels in six sizes (50, 100, 250, 300, 400 or 600 lbs.) depending on the CO2 needs of its customers. The Company's vessels are vacuum insulated containers with extremely high insulation characteristics allowing the storage of CO2, in its liquid form, at very low temperatures. The vessels operate under low pressure, are fully automatic and require no electricity. The service life of the Company's vessels, based upon manufacturers' estimates, is expected to exceed 20 years with minimal maintenance.

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

EMPLOYEES

            At June 30, 1998 the Company had 451 full-time employees, of whom 147 were involved in an executive, marketing or administrative capacity, 214 of whom were route drivers and 90 of whom were in installation functions. The Company considers its relationship with its employees to be good.

SEASONALITY

            Of the Company's over 46,000 bulk CO2 customers, as of June 30, 1998 approximately 8,300 were billed utilizing a "rental plus per pound charge" program. Additionally, 6,800 accounts use their own bulk CO2 systems and are billed by the pound for bulk CO2 delivered. Customers purchasing bulk CO2 by the pound will tend to consume less CO2 in the winter months and the Company's net sales to such customers will be correspondingly lower in times of cold or inclement weather.

BACKLOG

            As of June 30, 1998, the Company had a backlog of approximately 2,500 orders for its budget plan service.

2.          PROPERTIES.

            The Company's corporate headquarters are located in a 32,400 square foot facility in Stuart, Florida. This facility accommodates corporate, administrative, marketing, sales and warehouse space. Annual rent for the facility is $237,175. As of August 31, 1998, the Company also leased liquid CO2 service and supply depots at 68 locations in 35 states. The properties on which such facilities are located are leased on terms consistent with market rentals prevailing in the location's area. The Company believes that its existing facilities are adequate for its current needs and that additional facilities in its service area are available to meet future needs.

3.          LEGAL PROCEEDINGS.

            The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition or results of operations of the Company.

4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

                                     PART II

5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            The Common Stock trades on the Nasdaq National Market under the symbol "NUCO".

            The following table sets forth, for the periods indicated, the highest and lowest bid quotations for the Common Stock, as reported by the Nasdaq National Market. The prices reported reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.


CALENDAR 1996                           HIGH                       LOW
-------------                           ----                       ---
Third Quarter                            31                       19 1/2
Fourth Quarter                           22                       11 1/4

CALENDAR 1997
First Quarter                            17 5/8                   11
Second Quarter                           18 3/8                   11 7/8
Third Quarter                            18 1/4                   14 3/8
Fourth Quarter                           16 1/8                   10 1/4

CALENDAR 1998
First Quarter                            13 3/4                   10 1/2
Second Quarter                           13 1/4                    9 7/8

            At June 30, 1998, there were approximately 196 holders of record of the Company's Common Stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

            The  Company  has not paid any cash  dividends  on the Common  Stock since its inception and the Board of Directors does not anticipate declaring any cash dividends on the Common Stock in the foreseeable future. The Company currently intends to utilize any earnings it may achieve for the development of its business and working capital purposes. In addition, the payment of cash dividends on the Common Stock is restricted by financial covenants in the Company's credit facility with SunTrust Bank, South Florida, National Association and 12% Senior Subordinated Notes due October 31, 2004.

6.          SELECTED CONSOLIDATED FINANCIAL DATA.

            The Selected Consolidated Financial Data set forth below reflect the historical results of operations, financial condition and operating data of the Company for the periods indicated and should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


                                                                                   Fiscal Year Ended June 30,
                                                                                   --------------------------

                                                                  1998            1997           1996         1995            1994
                                                                  ----            ----           ----         ----            ----
                                                                     (in thousands, except per share amounts and Operating Data)

INCOME STATEMENT DATA:
Net sales..............................................        $  35,077       $ 18,944      $  11,966     $  6,062      $   4,221
Cost of products sold..................................           18,578          8,992          5,177        2,503          1,897
Selling, general and administrative expenses...........            9,396          5,859          3,066        1,448          1,093
Depreciation and amortization..........................            8,912          4,246          2,417        1,380            803
                                                               ---------       --------      ---------     --------      ---------

Operating income (loss)................................           (1,809)          (153)         1,305          731            428
Interest expense, net..................................            3,639           (681)         1,258        1,264            953
Other expenses.........................................            -               -              -            -               145
                                                               ---------       --------      ---------     --------      ---------

Income (loss) before extraordinary item................           (5,448)           527             47         (533)          (670)
Extraordinary item.....................................              187          -                860         -              -
                                                               ---------       --------      ---------     --------      ---------

Net income (loss)......................................           (5,635)           527           (813)        (533)          (670)

Dividends on Preferred Stock...........................             -              -              (111)        -              -
                                                               ---------       --------      ----------    --------      ---------

Net income (loss)......................................        $  (5,635)      $    527      $    (924)    $   (533)     $    (670)
                                                               ==========      ========       =========     ========      =========

Income (loss) per common share before
      extraordinary item...............................        $   (0.75)      $    .07      $    (.02)    $   (.17)
Extraordinary item.....................................            (0.03)          -              (.19)        -
                                                               ---------       --------      ----------    --------
Net income (loss) per common share                             $   (0.78)      $    .07      $    (.21)    $   (.17)

Weighted average shares outstanding....................            7,210          7,318          4,500        3,379

OTHER DATA:
EBITDA (1).............................................        $   7,103       $  4,093      $   3,722     $  2,111      $   1,231


OPERATING DATA:
Company owned bulk CO2 systems serviced:
      Beginning of period..............................           21,919         12,884          7,967        4,237          2,558
      New installations, net...........................            9,446          5,817          3,337        1,703          1,329
      Acquisitions.....................................            7,930          3,218          1,580        2,027            350
                                                               ---------      ---------      ---------     --------      ---------
Total Company owned bulk CO2 systems serviced:.........           39,295         21,919         12,884        7,967          4,237
Customer owned bulk CO2 systems serviced...............            6,800          4,800          2,900        2,300
                                                               ---------      ---------      ---------     --------
Total bulk CO2 systems serviced........................           46,095         26,719         15,784       10,267
Service and supply depots..............................               65             38             24           15              7

BALANCE SHEET DATA:
Cash and cash equivalents..............................              337         11,673         43,001          562             58
Total assets...........................................          124,498         73,344         74,633       21,143          9,864
Total debt (including short-term debt).................           59,328          9,546         10,844       17,391          9,369
Total shareholders' equity (deficit)...................           55,643         60,702         60,684          743           (724)

---------------------
(1) EBITDA represents operating income plus depreciation and amortization. Information regarding EBITDA is presented because of its use by certain investors as one measure of an issuer's ability to generate cash flow. EBITDA should not be considered an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of an issuer's operating performance.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, the Company's expansion into new markets, competition, technological advances, Year 2000 issues and availability of managerial personnel.

OVERVIEW

            At June 30, 1998 the Company leased approximately 39,300 bulk CO2 systems to its customers, principally pursuant to five year noncancelable lease contracts. These customers include restaurants, convenience stores, theaters, taverns and other businesses which dispense carbonated beverages. Generally, these contracts are classified as one of two types: "budget-plan" service contracts and "rental plus per pound charge" contracts. Pursuant to budget plan service contracts, customers pay a fixed monthly charge for the lease of a Company owned bulk CO2 system installed on the customer's premises and refills of bulk CO2 according to a predetermined schedule. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. If the maximum annual volume is exceeded, the customer is charged for additional bulk CO2 delivered. Pursuant to rental plus per pound charge contracts, the Company also leases a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. The Company's contracts generally provide for price increases based upon increases in the consumer price index.

            The Company provides some services besides those offered under the above two types of contracts. As of June 30, 1998, the Company provided "fill only" service to approximately 6,800 customers.

            As of June 30, 1998, approximately 15,100 of the Company's approximately 46,100 bulk CO2 customers were billed on a per pound basis which varies with the quantity of bulk CO2 delivered. These customers will tend to consume less CO2 in the winter months, and this may cause the Company's revenues and earnings for its fiscal quarters ending in December and March to be relatively lower than for its other quarters. As of June 30, 1998, approximately 31,000 of the Company's approximately 46,100 bulk CO2 customers were billed at a flat monthly rate which generally does not vary throughout the year.

            The Company's installed base of bulk CO2 systems has increased through internally generated new customers and through acquisitions. As route density increases, route profitability increases as the fixed costs associated with the route are spread over a larger revenue base. Since the Company's inception in February 1990 to June 30, 1998, approximately 23,800 Company owned bulk CO2 systems have been installed and approximately 21,800 customer accounts have been acquired through 35 acquisitions.

            The Company intends to continue to grow through a combination of internal growth and acquisitions. The Company requires significant capital to purchase and install bulk CO2 systems at customers' locations and to grow the network of service and supply depots and specialized CO2 delivery vehicles required to service these installations. Once installed, however, there are minimal additional capital requirements for bulk CO2 systems in service, and the Company has generally experienced significant positive cash flows on a per-unit basis, represented by per-unit operating income adjusted for per-unit non-cash charges for depreciation and amortization. The Company believes its current installed base of bulk CO2 systems is stable, partly due to the existence of long-term contracts with its customers. In fiscal 1996, 1997 and 1998, less than 5% of Company owned bulk CO2 systems experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned for use with other customers, or left in place when prospects for a new restaurant in the same location are deemed favorable.

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

            With respect to bulk CO2 systems, the Company only capitalizes costs that are associated with specific successful placements of such systems with customers under noncancelable contracts and which would not be incurred by the Company but for a successful placement. All other service, marketing and administrative costs are expensed as incurred. Capitalized component parts and direct costs associated with installation of bulk CO2 equipment leased to customers was approximately $3.2 million, $6.3 million and $12.4 million at the end of fiscal 1996, 1997 and 1998, respectively. Depreciation and amortization expense related to capitalized component parts and direct costs associated with installation was approximately $406,000, $924,000 and $1.8 million for fiscal 1996, 1997 and 1998, respectively.

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

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, the percentage relationship which the various items bear to net sales:

                                                                                              YEAR ENDED JUNE 30,
                                                                                              -------------------
                                                                                     1998            1997              1996
                                                                                     ----            ----              ----

Income Statement Data:

Net sales..............................................                             100.0%           100.0%            100.0%

Cost of products sold..................................                              53.0             47.5              43.3

Selling, general and administrative expenses...........                              26.8             30.9              25.6

Depreciation and amortization..........................                              25.4             22.4              20.2
                                                                                 --------           ------            ------
Operating income (loss)................................                              (5.2)             (.8)             10.9

Interest expense (income)..............................                              10.4             (3.6)             10.5
                                                                                 --------           -------           ------
Income (loss) before extraordinary item................                             (15.6)             2.8                .4

Extraordinary item.....................................                                .5               --              (7.2)
                                                                                 --------           -------           ------

Net income (loss)......................................                             (16.1%)            2.8%             (6.8%)
                                                                                 =========           =====            =======
Other Data:

   EBITDA..............................................                              20.3%            21.6%             31.1%
                                                                                 =========           =====            =======

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

            Net sales increased $16.1 million, or 85.2%, from $18.9 million in fiscal 1997 to $35.1 million in fiscal 1998. Approximately $6.1 million of the increase represented net sales from the 15 acquisitions during the fiscal year ended June 30, 1998. In addition, approximately $2.9 million of the increase represented net sales from the nine acquisitions during fiscal 1997 which are included for the full year in fiscal 1998 as compared to from their dates of acquisition in fiscal 1997. At June 30, 1998, there were approximately 39,300 Company owned bulk systems in service, an increase of 17,400 over the approximately 21,900 Company owned bulk systems in service at the end of fiscal 1997. Of such increase, approximately 7,900 resulted from acquisitions of businesses completed during fiscal 1998 and the remaining 9,500 resulted from internal marketing efforts. Increases in net sales due to price increases were insignificant.

            Cost of products sold increased by $9.6 million from $9.0 million in fiscal 1997 to $18.6 million in fiscal 1998, and increased as a percentage of net sales from 47.5% in fiscal 1997 to 53.0% in fiscal 1998. This increase was attributable to the expansion of the Company into new territories. Fully loaded route drivers increased by $3.2 million from $3.0 million in fiscal 1997 to $6.2 million in fiscal 1998, and increased as a percentage of net sales from 16.0% to 17.7%. The number of depots operated by the Company at June 30, 1998 increased to 65, compared to 38 at June 30, 1997. Rent expense and utilities increased by $850,000 from $729,000 in fiscal 1997 to $1.6 million in fiscal 1998, and increased as a percentage of net sales from 3.8% to 4.5%. Auto and truck expense increased by $1.5 million from $1.5 million in fiscal 1997 to $3.0 million in fiscal 1998 and increased as a percentage of net sales from 7.8% to 8.5%. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. The Company typically services approximately 350 customers per delivery vehicle in its mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.

            Selling, general and administrative expenses increased by $3.5 million from $5.9 million in fiscal 1997 to $9.4 million in fiscal 1998, and decreased as a percentage of net sales from 30.9% in fiscal 1997 to 26.8% in fiscal 1998. The dollar increase was primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. Fully loaded marketing, administrative and executive personnel increased by $2.4 million from $3.2 million in fiscal 1997 to $5.6 million in fiscal 1998, and decreased as a percentage of net sales from 16.9% in fiscal 1997 to 16.1% in fiscal 1998. The percentage decrease is attributable to economies of scale. At June 30, 1997 the Company had operations in 30 states and at the end of fiscal 1998, the Company had operations in 43 states.

            Depreciation and amortization increased by $4.7 million from $4.2 million in fiscal 1997 to $8.9 million in fiscal 1998. As a percentage of net sales, such expense increased from 22.4% in fiscal 1997 to 25.4% in fiscal 1998. Depreciation expense increased by $2.9 million from $3.1 million in fiscal 1997 to $6.0 million in fiscal 1998 principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense increased from 16.5% in fiscal 1997 to 17.2% in fiscal 1998. Amortization expense increased by $1.8 million from $1.1 million in fiscal 1997 to $2.9 million in fiscal 1998 primarily due to the increase in amortization of deferred lease acquisition costs and goodwill and customer lists resulting from acquisitions. As a percentage of net sales, amortization expense increased from 5.9% in fiscal 1997 to 8.2% in fiscal 1998.

            Net interest income in fiscal 1997 was $681,000 compared to net interest expense in fiscal 1998 of $3.6 million. This change is attributable to the decreased level of cash and cash equivalents and the increased level of long-term and subordinated debt in fiscal 1998 as compared to fiscal 1997.

            During fiscal 1998, the Company wrote-off $187,000 of deferred financing costs related to its NationsBank credit facility which was replaced by a new syndicated bank group facility led by SunTrust Bank.

            For the reasons described above, the Company's net income in fiscal 1997 was $527,000 compared to a net loss of $5.6 million in fiscal 1998. The Company has made no provision for income tax expense in either fiscal 1997 or fiscal 1998 due to its historical net losses. At June 30, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $26.2 million, which are available to offset future federal taxable income through 2013.
            For the reasons described above, EBITDA increased from $4.1 million in fiscal 1997 to $7.1 million in fiscal 1998, but decreased as a percentage of net sales from 21.6% to 20.3%.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

            Net sales increased $7.0 million, or 58.3%, from $12.0 million in fiscal 1996 to $18.9 million in fiscal 1997. Approximately $938,000 of the increase represented net sales resulting from the May 1996 acquisition of the BevServ Division of The Coca-Cola Bottling Company of New York, Inc. ("BevServ"). In addition, approximately $332,000 of the increase represented net sales from three acquisitions in fiscal 1996 which are included for the full year in fiscal 1997 as compared to from their dates of acquisition in fiscal 1996 and approximately $1.4 million of the increase represented net sales from the eight acquisitions in fiscal 1997. At June 30, 1997, there were 21,919 Company owned systems in service, an increase of 9,035 over the 12,884 Company owned systems in service at the end of fiscal 1996. Of such increase, 3,218 resulted from acquisitions of businesses completed during fiscal 1997 and the remaining 5,817 resulted from internal marketing efforts. Approximately 31% of the acquired systems were obtained through the May 1997 acquisition of the bulk CO2 assets of BOC Gases ("BOC"). Increases in net sales due to price increases were insignificant.

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

LIQUIDITY AND CAPITAL RESOURCES

            The  Company's  cash  requirements  consist  principally  of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. As of June 30, 1998, the Company anticipated making cash capital expenditures of at least $20.0 million to $30.0 million during each of fiscal 1999 and fiscal 2000, primarily for purchases of bulk C02 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, the Company continually reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

            During the fiscal year ended June 30, 1998, the Company's capital resources included cash flows from operations, available borrowing capacity under the Company's credit facilities (NationsBank credit facility through October 1997 and SunTrust Facility thereafter) and proceeds from the sale of its 12% Senior Subordinated Promissory Notes due 2004 (the "Notes"). In July and September of 1997, certain assets, primarily consisting of bulk CO2 systems, were acquired for $6.0 million in cash and $6.8 million in borrowings under the Company's NationsBank credit facility. Effective October 1, 1997, a newly formed wholly-owned subsidiary of the Company purchased all of the issued and outstanding shares of common stock of Koch Compressed Gases, Inc. for an aggregate purchase price of $5.0 million which was funded through a borrowing under the NationsBank credit facility. On October 31, 1997, the Company repaid its outstanding indebtedness under the NationsBank credit facility which totaled approximately $21.0 million with a portion of the proceeds of the Notes. The Notes which aggregated $30.0 million were sold with seven year warrants to purchase an aggregate of 655,738 shares of Common Stock at an exercise price of $16.40 per share. Additionally, NationsBanc Montgomery Securities, Inc., the placement agent for the Notes, received a warrant to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $14.64 per share which expires on October 31, 2004.

            On October 31, 1997, the Company finalized a $50.0 million senior secured revolving credit facility with SunTrust Bank, South Florida, National Association ("SunTrust Facility"). Pursuant to the SunTrust Facility, upon the achievement of $15.0 million annualized one quarter EBITDA on a pro-forma basis for acquisitions, the Company shall automatically request that the SunTrust Facility be increased by an additional $50.0 million to a total of $100.0 million. Additionally, the SunTrust Facility provides for interest and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The SunTrust Facility expires on October 31, 2000; however, it contains a two year renewal option. Additionally, it is collateralized by substantially all of the assets of the Company. In December 1997, SunTrust closed on a syndication of the SunTrust Facility with three additional banks.

            In July and August 1998, the 12% Senior Subordinated Promissory Note Agreement and the SunTrust Facility, respectively, were amended to adjust certain financial covenants as of June 30, 1998 and prospectively. In exchange for the amendment to the 12% Senior Subordindated Promissory Note Agreement, the exercise price for 612,023 warrants was reduced from $16.40 per stock unit to $12.40 per stock unit. The Company believes that it will be able to comply with all of the financial covenants, as amended, during the next fiscal year.

            For the period November 1997 through March 1998, the Company purchased assets from various carbonic gas distributors consisting primarily of bulk CO2 and high pressure assets for $5.3 million cash, $18.7 million in borrowings under the Company's SunTrust Facility and the issuance of 18,835 shares of Common Stock with a market value of $275,000.

            As of June 30, 1998, a total of $29.0 million was outstanding under the SunTrust Facility with interest at two hundred twenty-five basis points above the 90-day London InterBank Offering Rate ("LIBOR") (7.875% to 8.00% at June 30, 1998).

            Working Capital. At June 30, 1997 the Company had working capital of $9.5 million. At June 30, 1998, the Company had negative working capital of $3.1 million.

            Cash Flows from Operating Activities. During fiscal 1997 and fiscal 1998, net cash provided by operating activities was $4.3 million and $7.4 million, respectively. Cash flows from operating activities increased by $3.1 million for the fiscal year ended June 30, 1998 compared to the same period in 1997 primarily due to an increase in accounts payable and depreciation and amortization.

            Cash Flows from Investing Activities. During fiscal 1997 and fiscal 1998, the Company made net capital expenditures of $16.9 million and $23.5 million, respectively, for new bulk CO2 systems and associated installation and direct placement costs. In addition, during the year ended June 30, 1997, the Company made eight acquisitions and expended cash of $17.7 million and during fiscal 1998 the Company made15 acquisitions and expended cash of $12.4 million.

            Cash Flows From Financing Activities. During fiscal 1997 cash flows used in financing activities were $2.4 million. During fiscal 1998, cash flows provided by financing activities were $18.6 million. For the fiscal year ended June 30, 1997, cash flows used in financing activities were primarily from repayment of long-term debt owed and the redemption of a warrant. For the fiscal year ended June 30, 1998, cash flows provided by financing activities were primarily from the issuance of subordinated debt and borrowings under the Company's SunTrust Facility.

            The Company believes that cash from operating activities and available borrowings under the SunTrust Facility will be sufficient to fund proposed operations for at least the next 12 months at its anticipated rate of growth.

YEAR 2000

            The Company has conducted a review to identify which of its computer and other business operating systems will be affected by the "Year 2000" problem and has developed a project plan and schedule to solve this issue. Among the functions and systems impacted could be inventory and accounting systems, dispatch and delivery systems, electronic data interchange, and mechanical systems operating everything from office building environmental controls to telephone switches and fax machines. The Company is on schedule to be Year 2000 compliant by June 30, 1999. The Company believes that the costs of modifications, upgrades, or replacements of software, hardware, or capital equipment which would not be incurred but for Year 2000 compatibility requirements have not and will not have a material impact on the Company's financial position or results of operations.

            The Company is also engaged in communications with its significant business partners, suppliers and customers to determine the extent to which the Company is vulnerable to such third parties' failure to address their own Year 2000 issues. The Company's assessment of the impact of its Year 2000 issues includes an assessment of the Company's vulnerability to such third parties. The Company is seeking assurances from its significant business partners, suppliers and customers that their computer applications will not fail due to Year 2000 problems. Nevertheless, the Company does not control, and can give no assurances as to the substance or success of the Year 2000 compliance efforts of such independent third parties and the Company believes that there is a risk that certain of these third parties on whom the Company's finances and operations depend will experience Year 2000 problems that could affect the financial position or results of operations of the Company. These risks include, but are not limited to, the potential inability of suppliers to correctly or timely provide necessary services, materials and components for the Company's operations; the inability of the Company's customers to timely or correctly process and pay the Company's invoices; and the inability of lenders, lessors or other sources of the Company's necessary capital and liquidity to make funds available to the Company when required.

            In case the Company does experience severe Year 2000 financial and operating problems, notwithstanding its efforts to avoid or mitigate problems inherent in its own computer systems or the adverse effects of Year 2000 problems experienced by third parties on whom it is substantially reliant, the Company has begun development of contingency plans.

INFLATION

            The modest levels of inflation in the general economy since the Company began business in 1990 have not affected its results of operations. Additionally, the Company's contracts with its customers generally contain an annual lease rate adjustment clause based on any increases in the consumer price index. The Company believes that inflation will not have a material adverse effect on its future results of operations.

            The BOC CO2 Supply Agreement contains annual adjustments over the prior contract year for an increase or decrease in the Producer Price Index for Chemical and Allied Products ("PPI") or the average percentage increase in the selling price of bulk merchant carbon dioxide purchased by BOC's large, multi-location beverage customers in the United States. However, such increases shall not exceed 3% per year in the first five contract years.

7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above, as of June 30, 1998, a total of $29.0 million was outstanding under the SunTrust Facility with interest at two hundred twenty-five basis points above the 90 day LIBOR rate (7.875% to 8.00% at June 30, 1998). Based upon $29.0 million outstanding under the SunTrust Facility at June 30, 1998, the Company's annual interest cost under the SunTrust Facility would increase by $290,000 for each one percent increase in LIBOR (i.e., from 8.0% to 9.0%).

            In order to reduce the Company's exposure to increases in LIBOR, and consequently to increases in interest payments, on June 9, 1998 the Company entered into an interest rate swap transaction (the "Swap") with SunTrust Bank, Atlanta, in the amount of $10.0 million (the "Notional Amount"). The effective date of the Swap is September 2, 1998 and it terminates on September 5, 2000. Pursuant to the Swap, the Company pays a fixed interest rate of 6% per annum and receives a LIBOR-based floating rate. The effect of the Swap is to neutralize any changes in LIBOR on the Notional Amount. If LIBOR decreases below 6% during the period the Swap is in effect, interest payments by the Company on the Notional Amount will be greater than if the Company had not entered into the Swap, since by exchanging LIBOR for a fixed interest rate, the Company would not benefit from falling interest rates on LIBOR, a variable interest rate.

8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See page F-1


9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            On July 2, 1996, the Audit Committee of the Board of Directors of the Company dismissed KPMG Peat Marwick LLP ("KPMG") as independent accountants to the Company and appointed Cooper, Selvin & Strassberg LLP as the new independent accountants to the Company. KPMG's accountant's report on the financial statements of the Registrant for the fiscal year ended June 30, 1995 (the period for which KPMG was engaged as independent accountants) did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In November 1997, the partners and employees of Cooper, Selvin & Strassberg LLP joined the firm of Margolin, Winer & Evens LLP.

                                    PART III

            The information required by Items 10, 11, 12 and 13 of this Part III is incorporated by reference to the definitive proxy statement to be filed by the Company no later than October 28, 1998 pursuant to Regulation 14A.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a)     The following documents are filed as part of this report:

            (1)     Financial statements.

                    See Index to Financial Statements which appears on page F-1 herein.

            (2)     Financial  Statement Schedules

                    II - Valuation and Qualifying Accounts.

            (3)     Exhibits:

            EXHIBIT NO.       EXHIBIT

            **3.1       --    Amended and Restated  Articles of Incorporation of
                              the Company.

            *3.2        --    Articles   of   Amendment   to  the   Articles  of
                              Incorporation  of the Company,  dated December 18,
                              1995.

            *3.3        --    Articles   of   Amendment   to  the   Articles  of
                              Incorporation  of the Company,  dated December 17,
                              1996.

            **3.4       --    Bylaws of the Company.

            *10.1       --    1995 Stock Option Plan.

            **10.2      --    Directors' Stock Option Plan.

            **10.3      --    Noncompetition  Agreement  between the Company and
                              Joseph M. Criscuolo, dated November 30, 1995.

            **10.4      --    Noncompetition  Agreement  between the Company and
                              Edward M. Sellian, dated November 30, 1995.

            **10.5      --    Lease for 2528 North  Tamiami  Trail,  Ft.  Myers,
                              Florida,   between   the  Company  and  Edward  M.
                              Sellian.

           ***10.6      --    Lease for 2800  Southeast  Market  Place,  Stuart,
                              Florida between the Company and Edward M. Sellian.

             *10.7      --    Lease for 2820  Southeast  Market  Place,  Stuart,
                              Florida between the Company and Edward M. Sellian dated as of February 1, 1998.

            ****10.8    --    Employment agreement between the Company and Joann
                              Sabatino, dated October 16, 1996.

            *10.9       --    Revolving  Credit  Agreement,  dated as of October
                              31, 1997 by and  between the Company and  SunTrust
                              Bank, South Florida, National Association.

            *10.10      --    Waiver and  Amendment  No. 1 to  Revolving  Credit
                              Agreement dated as of August 25, 1998 by and among the Company and SunTrust Bank, South Florida,
                              National Association.

            *10.11      --    Senior Subordinated Note Purchase Agreement, dated
                              as of October 31, 1997 between the Company, the Subsidiary Guarantors and the Investors.

            *10.12      --    Amendment  No.  1  to  Senior   Subordinated  Note
                              Purchase Agreement dated as of November 14, 1997 between the Company, the Subsidiary Guarantors and the Investors.

            *10.13      --    Amendment  No.  2  to  Senior   Subordinated  Note
                              Purchase  Agreement  dated  as of  June  30,  1998
                              between the Company, the Subsidiary Guarantors and the Investors.

            *10.14      --    Warrant  Agreement  dated as of October  31,  1997
                              among the Company and the Initial Holders.

            *10.15      --    Amendment No. 1 to Warrant  Agreement  dated as of
                              November 14, 1997, between the Company and the Initial Holders.

            *11         --    Statement re: computation of per share earnings.

        *****16         --    Letter of KPMG Peat Marwick dated July 2, 1996.

            *21         --    Subsidiaries

            *23         --    Consent  of  Margolin,  Winer &  Evens  LLP to the
                              incorporation   by  reference  to  the   Company's
                              Registration Statement on Form S-8 (No. 333-06705)
                              of  the  independent   auditors'  report  included
                              herein.

            *27         --    Financial Data Schedule.

            (b)         REPORTS ON FORM 8-K

            No reports were filed on Form 8-K in the quarter ended June 30, 1998.

---------------------------
*           Included herein.
** Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on November 7, 1995 (Commission File No. 33-99078), as amended.
*** Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on June 7, 1996 (Commission File No. 333-3352).
**** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1997.
*****       Incorporated  by reference to the  Company's  Form 8-K dated July 2,
            1996.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NUCO2 INC.

Dated:  September 24, 1998                  /S/ EDWARD M. SELLIAN
                                            ---------------------
                                            Edward M. Sellian,
                                            Chairman of the Board and Chief
                                            Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                   Title                            Date
    ---------                   -----                            ----



/S/ EDWARD M. SELLIAN           Director                     September 24, 1998
------------------------
    Edward M. Sellian


/S/ JOHN A. KERNEY              Director                     September 24, 1998
------------------------
    John A. Kerney


/S/ ROBERT L. FROME             Director                     September 24, 1998
------------------------
    Robert L. Frome


/S/ ROBERT RANIERI              Director                     September 24, 1998
-----------------------
    Robert Ranieri


/S/ DANIEL RAYNOR               Director                     September 24, 1998
------------------------
    Daniel Raynor


/S/ JOANN SABATINO              Chief Financial Officer      September 24, 1998
------------------------
    Joann Sabatino

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                            PAGE NO.
                                                                                                            --------

                                   NUCO2 INC.

REPORT OF INDEPENDENT AUDITORS ...............................................................................F-2

CONSOLIDATED FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1997 AND 1998...................................................F-3

   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 1996, 1997 AND
     1998.....................................................................................................F-4

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED JUNE 30, 1996,
     1997 AND 1998............................................................................................F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JUNE 30, 1996, 1997 AND
     1998.....................................................................................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................................................F-8

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS ENDED JUNE 30, 1996,
    1997 AND 1998............................................................................................F-22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
NuCo2 Inc.
Stuart, Florida

We have audited the accompanying consolidated balance sheets of NuCo2 Inc. as of June 30, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuCo2 Inc. as of June 30, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               MARGOLIN, WINER & EVENS LLP



Garden City, New York
September 18, 1998

                                   NuCo2 INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                    (NOTE 6)

                                                                                                              JUNE 30,
                                                                                                              --------
                                                                                                   1997*                    1998
                                                                                                   -----                    ----
Current assets:
    Cash and cash equivalents                                                                  $ 11,672,506           $    336,510
    Trade accounts receivable; net of allowance for doubtful
        accounts of $113,054 and $395,491, respectively                                           2,120,880              4,457,505
    Inventories                                                                                      85,601                211,027
    Prepaid expenses and other current assets                                                       276,858                262,437
                                                                                                -----------            -----------
        Total current assets                                                                     14,155,845              5,267,479
                                                                                                -----------            -----------

Property and equipment, net (Note 4)                                                             46,803,050             85,435,933
                                                                                                -----------            -----------

Other assets:
    Goodwill, net                                                                                 7,580,763             22,891,846
    Deferred charges, net                                                                           272,608              2,004,259
    Customer lists, net                                                                           1,755,919              3,963,588
    Restrictive covenants, net                                                                    1,401,833              2,275,964
    Deferred lease acquisition costs, net                                                         1,274,577              2,475,139
    Deposits                                                                                         99,863                184,059
                                                                                                -----------            -----------
                                                                                                 12,385,563             33,794,855
                                                                                                -----------            -----------
                                                                                               $ 73,344,458           $124,498,267
                                                                                                ===========            ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt (Note 6)                                              $  2,180,601           $    139,251
    Accounts payable                                                                              1,514,048              6,596,722
    Accrued expenses                                                                                709,507                323,254
    Accrued interest                                                                                 19,568                844,153
    Accrued payroll                                                                                 232,469                476,458
    Other current liabilities                                                                        22,699                  7,179
                                                                                                -----------            -----------
        Total current liabilities                                                                 4,678,892              8,387,017

Long-term debt, excluding current maturities (Note 6)                                             7,365,740             29,460,614
Subordinated debt (Note 7)                                                                          -                   29,728,571
Customer deposits                                                                                   598,177              1,279,178
                                                                                                -----------            -----------
        Total Liabilities                                                                        12,642,809             68,855,380
                                                                                                -----------            -----------

Commitments and contingencies (Note 14)

Shareholders' equity (Note 8):
    Preferred Stock; no par value; 5,000,000 shares authorized;
        none issued                                                                                 -                     -
    Common Stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 7,197,718 shares at June 30, 1997 and 7,216,664
        shares at June 30, 1998                                                                       7,198                 7,217
    Additional paid-in capital                                                                   63,233,043            63,809,014
    Accumulated deficit                                                                          (2,538,592)           (8,173,344)
                                                                                               -------------         -------------
        Total shareholders' equity                                                               60,701,649            55,642,887
                                                                                                -----------           -----------
                                                                                               $ 73,344,458          $124,498,267
                                                                                                ===========           ============


*  Restated to conform to current year's classifications.

See accompanying notes to consolidated financial statements.

                                   NuCo2 INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   YEARS ENDED JUNE 30,
                                                                                                   --------------------
                                                                           1996                   1997                     1998
                                                                         --------              ----------                -------

 Net sales                                                             $ 11,965,999       $     18,943,569       $     35,077,361
                                                                        -----------        ---------------          -------------

 Costs and expenses:
     Cost of products sold                                                5,177,320              8,991,823             18,578,063
     Selling, general and administrative expenses                         3,066,381              5,858,934              9,396,003
     Depreciation and amortization                                        2,417,492              4,246,035              8,912,124
                                                                        -----------        ---------------         --------------
                                                                         10,661,193             19,096,792             36,886,190
                                                                        -----------        ---------------         --------------

     Operating income (loss)                                              1,304,806               (153,223)            (1,808,829)

 Other expenses (income):
     Interest expense                                                     1,402,773                884,627              3,809,138
     Interest (income)                                                     (144,789)            (1,565,289)              (170,160)
                                                                        ------------       ----------------         --------------

     Income (loss) before extraordinary item                                 46,822                527,439             (5,447,807)
                                                                        -----------        ---------------          --------------

 Extraordinary item - loss on extinguishment of debt (Note 6)               859,522                 -                     186,945
                                                                        -----------        ---------------          -------------

     Net income (loss)                                                 $   (812,700)      $        527,439       $     (5,634,752)
                                                                        ============       ===============          ==============

     Dividends on Preferred Stock                                      $   (110,917)      $         -            $        -
                                                                        ============       ===============          ==============

     Net income (loss) available to common shareholders                $   (923,617)      $        527,439       $     (5,634,752)
                                                                        ============       ===============          ==============

 Basic and Diluted EPS

     Income (loss) before extraordinary item                           $      (0.02)      $           0.07       $          (0.75)

     Extraordinary item                                                       (0.19)                   -                    (0.03)
                                                                        ------------       ----------------          -------------

     Net income (loss)                                                 $      (0.21)      $           0.07       $          (0.78)
                                                                        ============       ================          =============

     Weighted average number of common and common equivalent shares outstanding

           Basic                                                          4,499,989              7,164,924              7,210,350
                                                                        ============       ================          ============

           Diluted                                                        4,499,989              7,317,926              7,210,350
                                                                        ============       ================          ============



See accompanying notes to consolidated financial statements.

                                   NuCo2 INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Series A               Series B              Series C               Series D
                                            ---------------------    ------------------    -----------------     -------------------
                                            Shares        Amount     Shares     Amount     Shares     Amount     Shares      Amount
                                            ------        ------     ------     ------     ------     ------     ------      ------

Balance, June 30, 1995                        485      $ 485,000       500     $500,000      500     $ 500,000   1,500   $1,500,000
Redemption of Series A                       (485)      (485,000)       -          -          -          -         -           -
Redemption of Series B                          -           -         (500)    (500,000)      -          -         -           -
Conversion of Series C                          -           -           -          -        (500)     (500,000)    -           -
Conversion of Series D                          -           -           -          -          -          -                   (1,500)
Conversion of subordinated debt
     and exercise of warrants and
     options                                    -           -           -          -          -          -         -           -
Issuance of 2,022,576 shares of com-
     mon stock - Initial Public Offering        -           -           -          -          -          -         -           -
Issuance of 1,761,165 shares of com-
     mon stock - secondary offering             -           -           -          -          -          -         -           -
Net (loss)                                      -           -           -          -          -          -         -           -
Dividends declared on
preferred stock                                 -           -           -          -          -          -         -           -
                                           ---------- ----------     -------   ---------   --------  ---------   -------   --------
Balance, June 30, 1996                          -           -           -          -          -          -         -           -
Issuance of 34,289 shares of
     common stock - exercise of options         -           -           -          -          -          -         -           -
Redemption of warrant                           -           -           -          -          -          -         -           -
Additional expense - secondary
     offering                                   -           -           -          -          -          -         -           -
Issuance of 33,962 shares of common
     stock - asset acquisition                  -           -           -          -          -          -         -           -
Net income                                      -           -           -          -          -          -         -           -
                                           ---------- ----------     -------   ---------   --------  ---------   -------   ---------
Balance, June 30, 1997                          -           -           -          -          -          -         -           -
Issuance of 18,835 shares of common
     stock - asset acquisition                  -           -           -          -          -          -         -           -
Issuance of 111 shares of common
     stock - exercise of options                -           -           -          -          -          -         -           -
Issuance of warrants                            -           -           -          -          -          -         -           -
Net (loss)                                      -           -           -          -          -           -         -          -
                                           ---------- ----------     -------   ---------   --------  ---------   -------   ---------
Balance, June 30, 1998                          -           -           -          -          -          -         -           -
                                           ========== ==========     =======   =========   ========  =========   =======   =========

                                                         Common Stock            Additional
                                                  -------------------------        Paid-in      Accumulated           Shareholders'
                                                   Shares           Amount         Capital        Deficit                Equity
                                                  --------          ------     -------------    -----------           ------------

Balance, June 30, 1995                           1,932,953        $ 1,933          $9,317      $ (2,253,331)        $    742,919
Redemption of Series A                                -               -              -                 -                (485,000)
Redemption of Series B                                -               -           499,500              -                    (500)
Conversion of Series C                             155,164            155         499,845              -                       0
Conversion of Series D                          (1,500,000)       300,266             300         1,499,700                    0
Conversion of subordinated debt
     and exercise of warrants and
     options                                       957,343            957         805,400              -                 806,357
Issuance of 2,022,576 shares of com-
     mon stock - Initial Public Offering         2,022,576          2,023      16,149,341              -              16,151,364
Issuance of 1,761,165 shares of com-
     mon stock - secondary offering              1,761,165          1,761      44,641,484              -              44,643,245
Net (loss)                                            -               -              -             (812,700)            (812,700)
Dividends declared on
preferred stock                                       -               -          (361,275)                              (361,275)
                                                ------------     ---------   -------------    --------------      --------------
Balance, June 30, 1996                           7,129,467          7,129      63,743,312        (3,066,031)          60,684,410
Issuance of 34,289 shares of
     common stock - exercise of options             34,289             34         152,319              -                 152,353
Redemption of warrant                                 -               -        (1,143,450)             -              (1,143,450)
Additional expense - secondary
     offering                                         -               -           (59,100)             -                 (59,100)
Issuance of 33,962 shares of common
     stock - asset acquisition                      33,962             35         539,962              -                 539,997
Net income                                            -               -              -              527,439              527,439
                                                ------------     ---------   -------------    -------------        -------------
Balance, June 30, 1997                            7,197,718          7,198     63,233,043        (2,538,592)          60,701,649
Issuance of 18,835 shares of common
     stock - asset acquisition                       18,835             19        274,972              -                 274,991
Issuance of 111 shares of common
     stock - exercise of options                        111           -               999              -                     999
Issuance of warrants                                   -              -           300,000              -                 300,000
Net (loss)                                             -              -              -           (5,634,752)          (5,634,752)
                                                ------------     ---------   ------------   ---------------      ---------------
Balance, June 30, 1998                            7,216,664      $   7,217   $ 63,809,014   $    (8,173,344)     $    55,642,887
                                                ============     =========   ============   ===============      ===============

See accompanying notes to consolidated financial statements.

                                   NuCo2 INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED JUNE 30,
                                                                                   1996*             1997*            1998
                                                                               -----------        ----------         -------

Net income (loss) before extraordinary item                                  $      46,822       $    527,439     $ (5,447,807)
Extraordinary item - loss on extinguishment of debt                                859,522             -                186,945
                                                                             -------------       ------------     -------------
Net income (loss)                                                                 (812,700)           527,439       (5,634,752)
Cash flows from operating activities:
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization of property and equipment                1,609,063          3,130,022        6,045,652
          Amortization of other assets                                             808,429          1,116,013        2,866,471
          Loss on disposal of property and equipment                               155,592            294,411          499,704
          Write-off of deferred financing costs                                    784,069             -               186,945
          Changes in operating assets and liabilities:
          Decrease (increase) in:
              Trade accounts receivable                                           (646,224)          (735,238)      (2,189,832)
              Inventories                                                          (11,441)           (33,176)        (115,968)
              Prepaid expenses and other current assets                           (356,368)           108,090           14,421
          Increase (decrease) in:
              Accounts payable                                                     278,794           (712,747)       4,542,532
              Accrued expenses                                                     (42,347)           363,361         (395,794)
              Accrued payroll                                                       22,954            (93,592)         243,989
              Accrued interest                                                     (84,517)           193,800          824,585
              Other current liabilities                                             39,064            (50,830)         (41,061)
              Customer deposits                                                    100,463            236,392          591,296
                                                                           ---------------       ------------     ------------

              Net cash provided by operating activities                          1,844,831          4,343,945        7,438,188
                                                                           ---------------       ------------     ------------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                                126,850          2,133,776          410,868
   Purchase of property and equipment                                           (6,971,472)       (16,945,522)     (23,456,104)
   Acquisition of businesses                                                    (1,767,460)       (17,692,662)     (12,406,907)
   Increase in deferred lease acquisition costs                                   (514,258)          (914,999)      (1,805,874)
   (Increase) decrease in deposits                                                (238,364)           160,500          (79,661)
                                                                           ----------------      ------------     -------------

              Net cash used in investing activities                        $    (9,364,704)      $(33,258,907)    $(37,337,678)
                                                                           ----------------      -------------    -------------


* Restated to conform to current year's classifications.

                                   NuCo2 INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                                            YEARS ENDED JUNE 30,
                                                                                   1996              1997           1998
                                                                                  -------         ----------       -------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock                                    $  60,794,609     $    (59,100)    $      -
   Net proceeds from issuance of long-term debt
      and subordinated debt                                                     10,551,728           -             21,610,820
   Repayment of long-term debt                                                 (19,943,243)      (1,309,704)         (831,409)
   Increase in loan payable to shareholder                                         200,000           -                 -
   Repayment of loan payable to shareholder                                       (200,000)          -                 -
   Increase in deferred charges                                                   (694,457)         (53,307)       (2,216,916)
   Decrease in deferred interest payable                                          (306,535)          -                 -
   Exercise of warrants and options                                                403,444          152,353               999
   Preferred stock dividends                                                      (361,275)          -                 -
   Redemption of Series A preferred stock                                         (485,000)          -                 -
   Redemption of Series B preferred stock                                             (500)          -                 -
   Redemption of warrant                                                           -             (1,143,450)           -
                                                                            --------------     -------------    -------------

              Net cash provided by (used in) financing activities               49,958,771       (2,413,208)       18,563,494
                                                                            --------------     -------------    -------------

Increase (decrease) in cash and cash equivalents                                42,438,898     (31,328,170)       (11,335,996)
Cash and cash equivalents, beginning of year                                       561,778       43,000,676        11,672,506
                                                                            --------------     ------------     -------------

Cash and cash equivalents, end of year                                       $  43,000,676     $ 11,672,506     $     336,510
                                                                            ==============     ============     =============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:

      Interest                                                               $  1,661,645      $   903,729      $   2,966,659
                                                                            =============      ===========      =============

      Income taxes                                                           $     -           $     -          $      -
                                                                            =============      ===========      =============

Supplemental schedule of noncash investing and financing activities:
   Acquisition of businesses:
      Fair value of assets acquired                                          $  4,269,535      $ 1,098,718      $  26,426,234
      Cost in excess of net assets of businesses acquired                         746,910          244,000         16,256,879
      Liabilities assumed or incurred                                          (3,248,985)         (56,250)       (30,001,215)
      Issuance of Common Stock                                                                    (539,996)          (274,991)
                                                                            -------------      -----------      -------------
             Cash paid                                                          1,767,460      $   746,472      $  12,406,907
                                                                            =============      ===========      =============

            In connection with the IPO in December 1995, the Company converted $2.0 million of Series C and Series D Preferred Stock into Common Stock. In addition, the Company converted $406,707 of subordinated debt and $499,500 of Series B Preferred Stock into shares of Common Stock and additional paid-in capital, respectively.

            In 1996 and 1997 the Company purchased equipment and incurred debt in the amount of $89,570 and $11,604, respectively.

            In 1998, the Company wrote-off a restrictive covenant and the related liability in the amount of $19,231 due to the employee resigning.

            In 1998, the Company repaid long-term debt in the amount of $20,782,995 with the proceeds of the issuance of subordinated debt. In connection therewith, detachable warrants were issued and original issue discount in the amount of $300,000 was recorded.


See accompanying notes to consolidated financial statements.

                                   NuCo2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1     -   Description  of Business  and Summary of  Significant  Accounting
               Policies


           (a)     Basis of Presentation

           The consolidated financial statements include the accounts of NuCo2 Inc. and its wholly-owned subsidiary, NuCo2 Acquisition Corp. which was formed during the year ended June 30, 1998 to acquire the stock of Koch Compressed Gases, Inc. (see Note 3). All material intercompany accounts and transactions have been eliminated.

           (b)     Description of Business

           The Company is a supplier of bulk CO2 dispensing systems to customers in the food, beverage, lodging and recreational industries in the United States.

           (c)     Cash and Cash Equivalents

           The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

           (d)     Inventories

           Inventories, consisting primarily of carbon dioxide gas, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

           (e)     Property and Equipment

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

               The depreciable lives of property and equipment are as follows:

                                                        ESTIMATED LIFE
                                                        --------------
                   Leased equipment                     5-20 years
                   Equipment and cylinders              3-20 years
                   Vehicles                             3-5 years
                   Computer equipment                   3-7 years
                   Office furniture and fixtures        5-7 years
                   Leasehold improvements               lease term

                                   NuCo2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -   Description  of  Business  and  Summary  of  Significant   Accounting
           Policies - (Continued)

               (f)      Other Assets

               Goodwill, Net

               Goodwill, net, represents costs in excess of net assets of businesses acquired and is being amortized on a straight-line basis over twenty years. Accumulated amortization of goodwill was $390,603 and $1,370,779 at June 30, 1997 and 1998, respectively. The Company periodically assesses the recoverability of the cost of its goodwill, as well as of its other intangible assets, based on a review of projected undiscounted cash flows of the related operating assets. These cash flows are prepared and reviewed by management in connection with the Company's annual long range planning process.

               Deferred Charges, Net

               Deferred charges, net, consist of the unamortized portion of financing costs which are being amortized over the term of the related indebtedness, ranging from thirty-six to eighty-four months. Accumulated amortization of deferred charges was $368,238 and $417,646 at June 30, 1997 and 1998, respectively. Included in the consolidated statements of operations for the years ended June 30, 1996 and 1998 are extraordinary write-offs of deferred financing fees in connection with the reduction of certain indebtedness.

               Customer Lists, Net

               Customer lists, net, consist of the unamortized portion of customer lists acquired in connection with asset acquisitions which are being amortized over five years, the average life of customer leases. Accumulated amortization of customer lists was $565,090 and $1,380,411 at June 30, 1997 and 1998, respectively. The Company's policy is to value customer lists based on the estimated value of future cash flows over the life of the customer lease.

               Restrictive Covenants, Net

               Restrictive covenants, net, consist of covenants not to compete arising in connection with asset acquisitions which are being amortized over their contractual lives ranging from thirty to one hundred and twenty months. Accumulated amortization of restrictive covenants was $173,167 and $353,993 at June 30, 1997 and 1998, respectively. The Company's policy is to value restrictive covenants based on the negotiated contractual value of the restrictive covenant or a third party appraisal.

               Deferred Lease Acquisition Costs, Net

               Deferred lease acquisition costs, net, consist of commissions associated with the acquisition of new leases and are being amortized over the life of the related leases, generally five years. Accumulated amortization of deferred lease acquisition costs was $709,830 and $1,197,756 at June 30, 1997 and 1998, respectively. Upon early service termination, the unamortized portion of deferred lease acquisition costs are charged to selling, general and administrative expenses.

               (g) Revenue Recognition

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

                                   NuCo2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -   Description  of  Business  and  Summary  of  Significant   Accounting
           Policies - (Continued)

               (h) Income Taxes

               Income taxes are accounted for under Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. Statement No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

               (i)      Net Income or Loss Per Common Share

               Net income or loss per common share is presented in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants to the extent they are not anti-dilutive.

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

               (j)      Use Of Estimates

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

               (k) Employee Benefit Plan

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

               (a) Initial Public Offering (IPO)

               In connection with the Company's Initial Public Offering, 2,022,576 shares of Common Stock were sold in December 1995. In addition, representatives of the Underwriters acquired warrants to purchase up to 110,000 shares of Common Stock. Such warrants are exercisable for a period of five years, at an exercise price of $10.80. In July 1996, the Company redeemed and canceled a warrant to purchase 77,000 shares of its Common Stock for $1,143,450. This amount represented the approximate market value of such warrant on the date of redemption.

                                   NuCo2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 -   Public Offerings - (Continued)

               The gross proceeds the Company received from the sale of the 2,022,576 shares of Common Stock were $18,203,184. After deducting the underwriters' discounts and commissions and other offering expenses, the net proceeds were $16,151,364.

               Prior to the IPO, the Company had outstanding approximately $2.9 million in principal amount of Senior Subordinated Notes, a portion of which was convertible at the option of the holders thereof into Common Stock. The holders of the Senior Subordinated Notes converted, effective upon the closing of the IPO, approximately $407,000 of the principal amount of the Senior Subordinated Notes into an aggregate of 805,209 shares of Common Stock. The Company repaid the remaining principal of the Senior Subordinated Notes and accrued interest thereon with a portion of the net proceeds of the IPO. The Company also had outstanding 485 shares of Series A Preferred Stock, 500 shares of Series B Preferred Stock, 500 shares of Series C Preferred Stock and 1,500 shares of Series D Preferred Stock. Effective upon closing of the IPO, (i) the Company redeemed with a portion of the net proceeds of the IPO all of the outstanding Series A Preferred Stock and Series B Preferred Stock for an aggregate of
$485,500 plus approximately $243,000 of dividends and (ii) all of the outstanding Series C Preferred Stock and Series D Preferred Stock automatically converted into an aggregate of 455,430 shares of Common Stock. The Company used a portion of the net proceeds of the IPO to pay dividends of approximately 118,000 on the Series C Preferred Stock and Series D Preferred Stock. In addition, the holders of warrants to purchase an aggregate of 118,167 shares of Common Stock exercised such warrants effective upon the closing of the IPO.

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

               The net proceeds the Company received from the sale of the 1,761,165 shares of Common Stock, after deducting the underwriters' discounts and commissions and other offering expenses was $44,584,145. The Company repaid $1,963,486 of indebtedness outstanding under its credit facility with the proceeds. The Company utilized the remaining proceeds to fund internal growth, for the acquisition of additional bulk CO2 systems leasing businesses and for general corporate purposes.

NOTE 3 -   Acquisitions

               Effective May 15 1996, the Company acquired substantially all of the assets associated with the bulk CO2 operating segment of the BevServ Division of The Coca-Cola Bottling Company of New York, Inc. (BevServ) for $2,914,374. The Company financed the acquisition through available borrowings under its NationsBank credit facility (see Note 6).

               In August 1996, the Company acquired the bulk CO2 operations of two affiliated companies operating in Ohio, Kentucky and Indiana for an aggregate purchase of approximately $1,350,000. The Company paid cash for these transactions.

                                   NuCo2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 -       Acquisitions - (Continued)

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

               In May 1997, the Company acquired certain assets from two companies, City Carbonic Company, Inc. and the BOC Group, Inc. City Carbonic Company, Inc. operating in Oklahoma, Kansas, Texas and Arkansas, sold assets for an aggregate purchase price of approximately $3,290,000. The BOC Group, Inc. beverage bulk CO2 operations were located in Massachusetts, Pennsylvania and Tennessee and were acquired for an aggregate purchase price of approximately $5,233,000. The Company paid cash for these transactions.

               In June 1997, the Company acquired certain assets of a business operating in Georgia for a purchase price of $1,350,000. The Company paid approximately $750,000 cash, incurred liabilities of $60,000 and issued 33,962 shares of Common Stock at market, for a value of $540,000.

               Effective July 15, 1997, the Company purchased substantially all of the assets of a bulk CO2 company operating in Colorado for a purchase price of $675,000. The purchase price was funded through a borrowing under the Company's NationsBank credit facility (see Note 6).

               Effective July 31, 1997, the Company purchased certain assets from CC Acquisition Corp. (Carbo Co.) for an aggregate purchase price of $11,000,000. Carbo Co. had operations in Nebraska, Kansas, Oklahoma, Iowa, Missouri, Arkansas and South Dakota. The Company funded $5,000,000 through a borrowing under its $30 million NationsBank credit facility (see Note 6) and paid cash for the balance.

               In September 1997, the Company purchased certain assets of a bulk CO2 company with operations in Arizona for an aggregate purchase price of $1,084,250. The Company funded $1,075,000 through a borrowing under its NationsBank credit facility (see Note 6) and paid cash for the balance.

               Effective October 1, 1997, a newly formed wholly-owned subsidiary of the Company purchased all of the issued and outstanding shares of Common Stock of Koch Compressed Gases, Inc. ("Koch") for an aggregate purchase price of approximately $5,000,000. Koch operated a bulk CO2 business as well as provided carbon dioxide and other gases in high-pressure cylinders throughout the tri-state New York metropolitan area. The purchase price was funded through a borrowing under the Company's NationsBank credit facility (see Note 6).

               In November 1997, the Company purchased substantially all of the assets of a bulk CO2 company operating in Texas for a purchase price of $949,240. The Company paid $674,249 cash and issued 18,835 shares of Common Stock at market, for a value of $274,991.

               Effective December 2, 1997, the Company purchased certain assets from four related carbonic gas distributors, Miller Carbonic Systems Co. Inc., Miller Carbonic, Inc., Carbonic National Systems, Inc., and Carbonic Gas Service, Inc., operating primarily in Illinois, Indiana, Wisconsin and Michigan for an aggregate purchase price of $11,150,000. The Company paid approximately $4,650,000 cash and funded $6,500,000 through a borrowing under the Company's SunTrust Facility (see Note 6).

               Effective December 2, 1997, the Company purchased certain assets of a bulk CO2 company with operations in Kansas for a purchase price of approximately $990,000. The purchase price was funded through a borrowing under the Company's SunTrust Facility (see Note 6).

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -       Acquisitions - (Continued)

               Effective January 23, 1998, the Company purchased substantially all of the assets of a bulk CO2 company operating in California for a purchase price of $4,500,000. The purchase price was funded through a borrowing under the Company's SunTrust Facility (see Note 6).

               Effective March 2, 1998, the Company purchased certain assets from Florida Carbonic Distributor, Inc., a carbonic gas distributor operating in Florida for a purchase price of $6,300,000. The purchase price was funded through a borrowing under the Company's SunTrust Facility (see Note 6).

               In March 1998, the Company purchased certain assets from three unrelated carbonic gas distributors with operations in Texas, Maine and Alabama for an aggregate purchase price of $406,000. The Company paid cash for these transactions.

               These acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase prices and direct costs of the acquisitions have been allocated to the respective assets and liabilities of the acquired companies based upon their estimated fair market values at the date of acquisition. This resulted in goodwill of approximately $775,000, $4,732,000 and $16,257,000 in the three years ended June 30, 1998, respectively, which is being amortized on a straight-line basis over twenty years. The results of operations of the acquired companies are included in the Company's consolidated financial statements since the effective date of the acquisitions.

               The  following  summarized,   unaudited,  pro  forma  results  of
operations assume that the acquisitions described above occurred as of the beginning of the fiscal year preceding the date of acquisition:


                                                             YEAR ENDED JUNE 30,
                                                             -------------------
                                                   1996                1997                  1998
                                                   ----                ----                  ----

Net sales                                     $ 18,923,657         $33,104,161           $39,078,542
Income (loss) before extraordinary item           (681,264)         (1,751,557)           (6,133,862)
Net (loss)                                      (1,540,786)         (1,751,557)           (6,320,807)
Net (loss) per common share                          (0.34)              (0.24)                (0.88)

NOTE 4 - Property and Equipment, Net

         Property and equipment, net consists of the following:


                                                                         JUNE 30,
                                                                         --------
                                                                   1997              1998
                                                                   ----              ----
           Leased equipment                                    $42,207,142       $ 77,378,765
           Equipment and cylinders                               6,114,340         12,126,813
           Systems held for installation                         2,028,937          3,925,539
           Vehicles                                                209,190            622,092
           Computer equipment                                      798,421          1,516,153
           Office furniture and fixtures                           766,901            997,142
           Leasehold improvements                                1,005,173          1,039,442
           Construction in progress                                    -              221,999
                                                                ----------       ------------
                                                                53,130,104         97,827,945
           Less accumulated depreciation and amortization        6,327,054         12,392,012
                                                                ----------       ------------

                                                               $46,803,050       $ 85,435,933
                                                                ==========       ============

               Capitalized component parts and direct costs associated with installation of equipment leased to others included in leased equipment was $6,335,593 and $12,429,913 at June 30, 1997 and 1998, respectively. Accumulated depreciation and amortization of these costs were $1,934,704 and $3,525,574 at June 30, 1997 and 1998, respectively.

               Depreciation and amortization of property and equipment was $1,609,063, $3,130,022 and $6,045,652 for the years ended June 30, 1996, 1997 and 1998, respectively.

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -   Leases

               The Company leases equipment to its customers generally pursuant to five-year noncancelable operating leases which expire on varying dates through June 2004. At June 30, 1998, future minimum rentals due from customers which includes, where applicable, a continuous supply of CO2 (see Note 1(g)), are as follows:

                  YEAR ENDING JUNE 30,

                  1999                          $  18,809,633
                  2000                             17,439,211
                  2001                             14,839,213
                  2002                             10,853,434
                  2003                              4,324,464
                  Thereafter                            1,194
                                                  -----------
                                                $  66,267,149
                                                  ===========

NOTE 6 -   Long-Term Debt

               Long-term debt consists of the following:


                                                                                                         JUNE 30,
                                                                                                         --------
                                                                                                     1997              1998
                                                                                                     ----              ----
Note payable issued in connection with a 1995 asset acquisition of $479,000, principal and interest (at 7%) payments of  $9,485 payable monthly,  maturing January 2000 and  collateralized by the purchased assets with a net book value of $440,638 at June
    30, 1998.                                                                                    $   268,263       $   170,114
Note payable to bank of $6,000,000, interest only for 12 months and principal  payments of $100,000 plus interest at a fixed rate of 8.51% payable monthly for twenty-three
    months commencing January 1997 (repaid October 1997).                                          5,400,000                 -
Note  payable to bank of $10,000,000,  interest  only for 12 months at two hundred seventy-five basis points above the 30-day London  InterBank  Offering Rate
    ("LIBOR"),  with the principal  amount  outstanding at the end of 12 months
    (December 1996) and 24 months (December 1997) converted to term loans calculated on a 60 month amortization schedule. The first converted, acquisition facility, term loan of $3,248,010 is due in monthly  installments of approximately
    $54,144 (repaid October 1997).                                                                 2,977,343                 -
Note payable to bank of  $13,000,000,  interest  only for 12 months at two hundred seventy-five basis points above LIBOR with the principal amount outstanding at the end of 12 months  (December  1996) and 24 months  (December  1997) converted to term loans calculated on a 60 month amortization schedule. The first converted, tank facility, term loan of $908,455 is due in monthly installments of
    approximately $15,141 (repaid October 1997).                                                     832,750                 -
Note payable to bank of $29,000,000 under a $50 million facility, interest only through
    October 2000.  Drawings at June 30, 1998 are at 6 month LIBOR rates plus 2.25%.
    (7.875% to 8.00%) (a)                                                                                  -        29,000,000
Note payable assumed in connection with the acquisition of the stock of Koch of
    $388,082, principal and interest (9%) payments of $4,413 through April 2003 and
    $5,405 from May 2003 through April 2008.                                                               -           375,741
Various notes payable                                                                                 67,985            54,010
                                                                                                   ---------        ----------
                                                                                                   9,546,341        29,599,865
Less current maturities of long-term debt                                                          2,180,601           139,251
                                                                                                   ---------        -----------

       Long-term debt, excluding current maturities                                               $7,365,740       $29,460,614
                                                                                                  ==========       ============

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -   Long-Term Debt - (Continued)

               (a) The $50.0 million syndicated bank facility ("SunTrust Facility") replaced the Company's prior facility with NationsBank of Florida, N.A. ("NationsBank"). Pursuant to the SunTrust Facility, upon the achievement of $15.0 million annualized one quarter EBITDA pro-formaed for acquisitions, the Company shall automatically request that the SunTrust Facility be increased by an additional $50.0 million to a total of $100.0 million. As of June 30, 1998, $21.0 million is currently available under the initial facility. Additionally, the SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.25% to 2.75%, the applicable unused facility fee pursuant to the pricing grid ranges from 0.1875% to 0.50% and the applicable base rate margin pursuant to the pricing grid ranges from 0.00% to 0.50%.

               The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the SunTrust Facility. Base Rate is defined as the higher of the prime lending rate of SunTrust or the Federal Funds rate plus one-half of one percent (1/2%) per annum. Interest only is payable periodically until the expiration of the SunTrust Facility at which time all outstanding principal and interest is due. The SunTrust Facility expires on October 31, 2000; however, it contains a two year renewal option subject to approval. Additionally, it is collateralized by substantially all of the assets of the Company. The Company is precluded from declaring or paying any dividends and is required to meet certain affirmative and negative covenants including, but not limited to financial covenants.

               On June 9, 1998, the Company entered into an interest rate swap transaction (the "Swap") with SunTrust Bank, Atlanta, in the amount of $10.0 million (the "Notional Amount"). The effective date of the Swap is September 2, 1998 and terminates on September 5, 2000. Pursuant to the Swap, the Company pays a fixed interest rate of 6% per annum and receives a LIBOR-based floating rate.

               The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 1998 are as follows:

                   YEAR ENDING JUNE 30,
                               1999                            $   139, 251
                               2000                                  96,977
                               2001                              29,033,495
                               2002                                  36,638
                               2003                                  40,073
                               Thereafter                           253,431
                                                                -----------
                                                               $ 29,599,865

Extraordinary item - loss on extinguishment of debt

               For the years ended June 30, 1996 and 1998, the Company incurred an extraordinary charge of $859,522 and $186,945, respectively, for the write-off of deferred financing costs and prepayment penalties in connection with the early repayment of debt.

NOTE 7 -    SUBORDINATED DEBT

               Represents unsecured Senior Subordinated Promissory Notes ("Notes") with interest only at 12% per annum payable semi-annually on April 30 and October 31, due October 31, 2004. The Notes were sold with detachable seven year warrants to purchase an aggregate of 655,738 shares of the Company's Common Stock at an exercise price of $16.40 per share (see Note 16). The face amount of the Notes is $30,000,000. The effective rate of the notes is 12.1% per annum after giving effect to the amortization of the original issue discount. The Company is required to meet certain affirmative and negative covenants including financial covenants. Additionally, NationsBanc Montgomery Securities, Inc., the placement agent, received a warrant to purchase an aggregate of 30,000 shares of the Company's Common Stock at an exercise price of $14.64 per share which expires on October 31, 2004.

                                   NuCo2, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8  -   Shareholders' Equity

                See Note 2 for discussion of conversion and repayment of preferred stock and dividends declared and paid.

                (a)      Stock Option Plans

                The board of directors adopted the 1995 Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 850,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options, or both. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's Common Stock at the date of the grant, and the exercise price of non-qualified stock options issued to employees may not be less than 75% of the fair market value of the Company's Common Stock at the date of the grant. The maximum term for all options is 10 years. Options granted to date vest in three or four installments commencing one year from the date of grant. As of June 30, 1997 and 1998, options for 41,437 shares and 105,900 shares are exercisable, respectively. As of June 30, 1996, no options were exercisable. The weighted-average fair value of options granted during the years June 30, 1996, 1997 and 1998 were $5.67, $2.93 and $2.81, respectively. As of June 30, 1998, the weighted-average remaining life of the options was 7.04 years.

                The following table summarizes the transactions pursuant to the 1995 Plan.


                                                                                          WEIGHTED-AVERAGE
                                                 SHARES          EXERCISE PRICE            EXERCISE PRICE
                                                 ------          --------------           ----------------
        Outstanding at June 30, 1995                -0-                   -0-                    -0-
        Granted                                 130,991             $9-$17.50                 $13.87
        Expired or canceled                         340                    $9                     $9
        Exercised                                   -0-                   -0-                    -0-
                                                -------             ---------                 -------
        Outstanding at June 30, 1996            130,651             $9-$17.50                 $13.88
        Granted                                 222,500                $11.25                 $11.25
        Expired or canceled                       6,225              $9-11.25                  $9.31
        Exercised                                   322                    $9                     $9
                                                -------             ---------                 ------
        Outstanding at June 30, 1997            346,604             $9-$17.50                 $12.28
        Granted                                 343,000         $10.25-$11.28                 $10.43
        Expired or canceled                      77,067             $9-$17.50                 $17.29
        Exercised                                   111                    $9                     $9
                                                -------             ---------                 ------
        Outstanding at June 30, 1998            612,426             $9-$11.28                 $10.61
                                                =======             =========                 ======

                The board of directors of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. The maximum term for all options is ten years. As of June 30, 1998, options to purchase a total of 16,000 shares of Common Stock at an exercise price of $9 per share and a total of 6,000 shares of Common Stock at an exercise price of $12.50 per share had been issued and were outstanding. As of June 30, 1997 and 1998, options for 8,000 shares and 14,000 shares were currently exercisable. As of June 30, 1996, no options were exercisable. No options have been exercised under the Directors' Plan. The weighted-average fair value of options granted during the years ended June 30, 1996 and 1998 were $3.07 and $4.11, respectively. No options were granted during the year ended June 30, 1997. As of June 30, 1998, the weighted-average remaining life of the options was 8.05 years.

                (b)      Warrants

                In August 1994, the Company granted a five year warrant to purchase 73,042 shares of Common Stock at $3.22 per share to a shareholder of the Company in connection with the guarantee of certain indebtedness. This warrant was exercised in 1996. Proceeds to the Company for the exercise of this warrant aggregated $235,195.

                In May 1997, the Company granted a warrant to purchase 1,000,000 shares of Common Stock to BOC pursuant to the supply agreement (see Note 14c). The warrant is exercisable from May 1, 1999 to May 1, 2002 at an exercise price of $17 per share and from May 1, 2002 until April 30, 2007 at an exercise price of $20 per share. The option may be exercised earlier for a material breach in the supply contract or a change in control of the Company. As of June 30, 1998, the warrant was not exercisable.

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -        Shareholders' Equity - (Continued)

                (c)      Non-Qualified Stock Options

                During 1995, the Company granted options to purchase 67,934 shares of Common Stock at $4.40 per share to certain officers and employees. These options vest one year after date of grant and are exercisable for 10 years. In June and July 1996, these options were exercised. In 1992, the Company also granted options to purchase 45,125 shares of Common Stock to a company in connection with the issuance of the senior subordinated convertible notes. These options were also exercised in 1996. Proceeds to the Company for the exercise of non qualified stock options in 1996 and 1997 aggregated $164,455 and $149,455, respectively.

                    Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for stock options. It is effective for fiscal years beginning after December 15, 1995. The Statement allows an entity to continue to measure cost using the accounting method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1996, 1997 and 1998; expected volatility of 40%, risk-free interest rate of 5.4% to 6.5%, expected dividend yield of 0% and expected lives of one to five years. The Company adopted SFAS 123 in fiscal year ended June 30, 1997 and presents the following pro forma disclosures rather than change its present method of accounting for employee stock options:


                                                                          YEAR ENDED JUNE 30,
                                                                          -------------------
                                                                        1996             1997                1998
                                                                        ----             ----                ----

                Net income (loss) available to common shareholders   $ (993,617)     $   27,439          $  (5,974,752)

                Net income (loss) per common share                   $    (0.22)     $     0.01          $       (0.83)
                                                                     ==========       =========          ==============

                Weighted average number of common and
                    common equivalent shares outstanding              4,499,989       7,302,662              7,210,350
                                                                     ==========       =========          ==============

               The pro forma adjustment for stock based compensation costs under SFAS 123 for the years ending 1996, 1997 and 1998 is approximately $70,000, $500,000 and $340,000, respectively. No stock based compensation was recognized in the financial statements pursuant to APB Opinion No. 25.

NOTE 9 -    Earnings per Share

                In February 1997, the FASB issued Statement 128, "Earnings Per Share". Statement 128 supersedes APB Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held Common Stock or potential Common Stock. It replaces the presentation of primary EPS with the presentation of basic EPS and replaces fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for periods ending after December 15, 1997.

                Earnings per share of Common Stock for the years ended June 30, 1996 and 1997 have been restated to conform to the guidelines of Statement 128.

                                   NuCo2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -        Earnings Per Share - (Continued)

                Incremental shares for stock options and warrants pursuant to the treasury stock method for the year ended June 30, 1996 were 179,197. These shares were not included in diluted EPS because after giving effect to preferred stock dividends their inclusion would have been antidilutive. Additionally, options to purchase 75,000 shares at $17.50 were outstanding for a portion of 1996 but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares.

                Following is a reconciliation of the numerator and denominator of the basic and diluted per share computations for income from continuing operations for the year ended June 30, 1997.


                                                                 Weighted          Per-Share
                                               Net Income      Average Shares       Amount

Basic EPS

Income available to common shareholders        $ 527,439       7,164,924       $       0.07
Effect of dilutive options and warrants            -             153,002                 -
                                                --------      ----------           --------

Diluted EPS                                    $ 527,439       7,317,926       $       0.07
                                                ========      ==========           ========

                Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the year ended June 30, 1998 were 136,972. These shares were not included in diluted EPS because they would have been antidilutive. Additionally, options and warrants to purchase 75,000 shares, 1,000,000 shares, 655,738 shares, 30,000 shares and 6,000 shares for $17.50,
$17.00, $16.40, $14.64 and $12.50, respectively, were outstanding during all or a portion of the year ended June 30, 1998 but were not included in the computation of diluted EPS because the options and warrants exercise price was greater than the average market price of the common shares.

NOTE 10 -   Income Taxes

                The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:


                                                                                           JUNE 30,
                                                                                           --------
                                                                                  1997                  1998
                                                                                  ----                  ----
                 Deferred tax assets:
                        Allowance for doubtful accounts                     $      42,500           $   111,000
                        Amortization expense                                      137,800               269,900
                        Other                                                       3,700                 4,200
                        Net operating loss carryforwards                        4,696,200             9,862,700
                                                                              -----------            ----------
                              Total gross deferred tax assets                   4,880,200            10,247,800
                 Less valuation allowance                                        (636,400)           (2,766,200)
                                                                              -----------            ----------
                        Net deferred tax assets                                 4,243,800             7,481,600
                                                                              -----------            ----------
                 Deferred tax liabilities:
                        Depreciation expense                                   (4,243,800)           (7,481,600)
                                                                              -----------            ----------
                              Total gross deferred tax liabilities             (4,243,800)           (7,481,600)
                                                                              -----------            ----------
                              Net deferred taxes                            $    -                  $  -
                                                                              ===========            ==========

            At June 30, 1998, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $26,230,000, which are available to offset future Federal taxable income, if any, in varying amounts through June 2013. The net change in the total valuation allowance for the years ended June 30, 1997 and 1998 was a decrease of $206,100 and an increase of $2,129,800, respectively.

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -   Related Party Transactions

                The Company entered into leases with the chairman of the board and chief executive officer for certain warehouse/depots and office facilities with annual rentals of approximately:

                 YEAR ENDING JUNE 30,
                          1999                           $       274,000
                          2000                                   274,000
                          2001                                   233,000
                          2002                                   109,000
                          2003                                    60,000
                                                            ------------
                                                         $       950,000

                Rental expense was $87,081,  $166,549 and $246,551 in 1996, 1997 and 1998, respectively, under these leases.

NOTE 12 -   Lease Commitments

                The Company leases office equipment, trucks and warehouse/depot and office facilities under operating leases (including related party leases, see Note 11) that expire at various dates through December 2004. Primarily all of the leases contain renewal options and escalations for real estate taxes, common charges, etc. Future minimum lease payments under noncancelable operating leases (that have initial noncancelable lease terms in excess of one year) are as follows:

                YEAR ENDING JUNE 30,
                         1999                          $         3,543,000
                         2000                                    3,101,000
                         2001                                    2,767,000
                         2002                                    2,392,000
                         2003                                    1,503,000
                         Thereafter                                694,000
                                                          ----------------
                                                       $        14,000,000

                Total rental expense under noncancelable operating leases was approximately $763,900, $1,413,000 and $3,284,000 in 1996, 1997 and 1998,
respectively.

NOTE 13 -   Concentration of Credit and Business Risks

                The Company's business activity is with customers located within the United States. As of June 30, 1996, 1997 and 1998, the Company's sales to customers in the food and beverage industry were approximately 97%, 98% and 99%, respectively.

               There were no customers that accounted for greater than 5% of total sales for the three years ended June 30, 1998, nor were there any customers that accounted for greater than 5% of total accounts receivable at June 30, 1997 or 1998.

               The Company purchases new bulk CO2 systems from the two major manufacturers of such systems. The inability of both or either of these manufacturers to deliver new systems to the Company could cause a delay in the Company's ability to fulfill the demand for its services and a possible loss of sales, which could affect operating results adversely.

NOTE 14 -   Commitments and Contingencies

                (a)      Employment Agreement

                The Company has an employment agreement with an officer of the Company that currently provides minimum annual compensation of $150,000 per year through October 1999. The contract provides for additional compensation in the form of bonuses to be determined by the board of directors and incentive and non-qualified stock options pursuant to the Company's 1995 Plan to purchase up to 100,000 shares of the Company's Common Stock. The agreement also calls for a covenant against competition which extends one year beyond termination for any reason.

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 -   Commitments and Contingencies - (Continued)

                (b)      Consulting Agreement

                Effective April 13, 1998, the Company entered into a three year consulting agreement with the former president of the Company. Pursuant to the terms of the agreement, the former president shall receive $50,000 per annum and shall not compete with the Company for a period of two years after the expiration of the contract. Simultaneously, options to purchase 75,000 shares of Common Stock were canceled.

                (c)      Supply Agreement

                In May 1997, the Company entered into an exclusive ten-year carbon dioxide supply agreement with The BOC Group, Inc. ("BOC"). The agreement ensures readily available high quality CO2 as well as relatively stable liquid carbon dioxide prices. Pursuant to the agreement, the Company must purchase all of its liquid CO2 requirements from BOC. The agreement contains annual adjustments over the prior contract year for an increase or decrease in the Producer Price Index for Chemical and Allied Products ("PPI") or the average percentage increase in the selling price of bulk merchant carbon dioxide purchased by BOC's large, multi-location beverage customers in the United States. However, such increases shall not exceed 3% per year in the first five contract years.

                (d)      Other

               Carbonic Designs, Inc. ("CDI") had asserted claims against the Company and three other defendants for violation of the Texas Free Enterprise and AntiTrust Act of 1983, business disparagement, tortious interference with contract and prospective business relations. CDI sought damages in unspecified amounts. The Company settled this lawsuit in December 1997 for an immaterial amount.

                The Company is a defendant in legal actions which arise in the normal course of business. In the opinion of management, the outcome of these matters will not have a material effect on the Company's financial position or results of operations.

 NOTE 15 -  Disclosures about Fair Value of Financial Instruments

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

                The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                          June 30,
                                                                1997                          1998
                                                               -------                        ----

                                                           Carrying Amount                 Carrying Amount
                                                            and Fair Value                  and Fair Value
                                                            --------------                  --------------

         Cash and cash equivalents                          $  11,672,506                    $   336,510
         Long-term debt, including current maturities           9,546,341                     29,599,865
         Subordinated debt                                             -                      29,728,571

As of June 30, 1998,  the fair value of the  Company's  interest  rate swap (see
Note 6) was not material.

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 -   Subsequent Events

               In July and August 1998, the 12% Senior Subordinated Promissory Note Agreement and the SunTrust Facility, respectively, were amended to adjust certain financial covenants as of June 30, 1998 and prospectively. In exchange for the amendment to the 12% Senior Subordinated Promissory Note Agreement, the exercise price for 612,023 warrants was reduced from $16.40 per stock unit to $12.40 per stock unit.

                                   NuCo2 Inc.
                                  Schedule II
                       Valuation and Qualifying Accounts


                                        Column B              Column C - Additions                       Column E
                                        --------              --------------------                      ----------
                                        Balance at       Charged to     Charged to      Column D        Balance at
                                        beginning         costs and       other         --------          end of
                                        of period         expenses       accounts      Deductions         period
                                        ---------         --------       --------      ----------         ------
Year ended June 30, 1996
  Allowance for doubtful accounts       $172,468         $122,129       $     -         $  83,968       $  210,629
Year ended June 30, 1997
  Allowance for doubtful accounts       $210,629         $143,210       $     -         $ 240,785       $  113,054
Year ended June 30, 1996
  Allowance for doubtful accounts       $113,054         $450,871       $43,276(1)      $ 211,710       $  395,491

(1)  Initial reserve of acquired company