Form 10-Q
period 1998-09-30
NUCO2 INC /FL
filed 1998-11-13
CIK 947577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------    -------------------

                         Commission file number 0-27378

                                   NuCo2 Inc.
             (Exact Name of Registrant as Specified in Its Charter)


           Florida                                         65-0180800
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


  2800 Southeast Market Place, Stuart, FL                       34997
 (Address of Principal Executive Offices)                      (Zip Code)


Registrant's Telephone Number, Including Area Code:    (561) 221-1754



                                       N/A
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.


            Indicate by check /X/ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes   X   No
                                             -----    -----
            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                              Outstanding At September 30, 1998
          -----                              ---------------------------------
Common Stock, $.001 par value                        7,216,664 shares

                                   NUCO2 INC.

                                      Index
                                      -----

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 1998 and           3
                  June 30, 1998

           Consolidated Statements of Operations for the Three Months
                  Ended September 30, 1998 and September 30, 1997             4

           Consolidated Statement of Shareholders' Equity for the Three
                  Months Ended September 30, 1998                             5

           Consolidated Statements of Cash Flows for the Three Months
                  Ended September 30, 1998 and September 30, 1997             6

           Notes to Consolidated Financial Statements                         7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                           10
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES                          14
                  ABOUT MARKET RISK

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  14

SIGNATURES                                                                   15

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                   NUCO2 INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                         September 30, 1998       June 30, 1998
                                                                                         ------------------       -------------
                                                                                              (unaudited)
Current assets:
    Cash and cash equivalents                                                            $     401,242          $     336,510
    Trade accounts receivable; net of allowance for doubtful
        accounts of $602,747 and $395,491, respectively                                      6,329,439              4,457,505
    Inventories                                                                                217,125                211,027
    Prepaid expenses and other current assets                                                  605,351                262,437
                                                                                         -------------          -------------
           Total current assets                                                              7,553,157              5,267,479
                                                                                         -------------          -------------

Property and equipment, net                                                                 90,417,204             85,435,933
                                                                                         -------------          -------------

Other assets:
    Goodwill, net                                                                           22,574,720             22,891,846
    Deferred charges, net                                                                    1,921,171              2,004,259
    Customer lists, net                                                                      3,676,606              3,963,588
    Restrictive covenants, net                                                               2,194,896              2,275,964
    Deferred lease acquisition costs, net                                                    2,622,542              2,475,139
    Deposits                                                                                   234,451                184,059
                                                                                         -------------          -------------
                                                                                            33,224,386             33,794,855
                                                                                         -------------          -------------

                                                                                         $ 131,194,747          $ 124,498,267
                                                                                         =============          =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Current maturities of long-term debt                                                 $     139,767          $     139,251
    Accounts payable                                                                         8,796,904              6,596,722
    Accrued expenses                                                                           422,266                323,254
    Accrued interest                                                                         1,724,652                844,153
    Accrued payroll                                                                            492,363                476,458
    Other current liabilities                                                                   48,318                  7,179
                                                                                         -------------          -------------
        Total current liabilities                                                           11,624,270              8,387,017

Long-term debt, excluding current maturities                                                34,426,713             29,460,614
Subordinated debt                                                                           29,739,286             29,728,571
Customer deposits                                                                            1,502,682              1,279,178
                                                                                         -------------          -------------
         Total liabilities                                                                  77,292,951             68,855,380

Commitments and contingencies

Shareholders' equity:
    Preferred Stock; no par value; 5,000,000 shares authorized;
        none issued                                                                               --                     --
    Common stock; par value $.001 per share; 30,000,000 authorized;
        issued and outstanding 7,216,664 shares at September 30, 1998
        and 7,216,664 shares at June 30, 1998                                                    7,217                  7,217
    Additional paid-in capital                                                              63,809,014             63,809,014
    Accumulated deficit                                                                     (9,914,435)            (8,173,344)
                                                                                         -------------          -------------
           Total shareholders' equity                                                       53,901,796             55,642,887
                                                                                         -------------          -------------
                                                                                         $ 131,194,747          $ 124,498,267
                                                                                         =============          =============

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                        ------------------
                                                           September 30, 1998       September 30, 1997
                                                           ------------------       ------------------
Net Sales                                                   $ 10,863,493               $  7,114,290

Costs and expenses:
    Cost of products sold                                      5,752,090                  3,582,867
    Selling, general and administrative expenses               2,445,792                  2,000,323
    Depreciation and amortization                              2,845,719                  1,632,897
                                                            ------------               ------------
                                                              11,043,601                  7,216,087
                                                            ------------               ------------

    Operating  (loss)                                           (180,108)                  (101,797)

    Interest expense net                                       1,560,983                    209,112
                                                            ------------               ------------

    Net  (loss)                                             $ (1,741,091)              $   (310,909)
                                                            ============               ============

Basic and Diluted EPS:

    Net (loss)                                              $      (0.24)              $      (0.04)
                                                            ============               ============

    Weighted average number of common and common equivalent shares outstanding

        Basic and Diluted                                      7,216,664                  7,197,718
                                                            ============               ============



                                   NUCO2 INC.


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                 Common Stock              Additional                              Total
                                                 ------------                Paid-in        Accumulated        Shareholders'
                                          Shares              Amount         Capital           Deficit            Equity
                                          ------              ------         -------        -----------           ------

Balance, June 30, 1998                   7,216,664      $      7,217      $ 63,809,014      $ (8,173,344)      $ 55,642,887

Net (loss)                                    --                --                --          (1,741,091)        (1,741,091)
                                      ------------      ------------      ------------      ------------       ------------

Balance, September 30, 1998              7,216,664      $      7,217      $ 63,809,014      $ (9,914,435)      $ 53,901,796
                                      ============      ============      ============      ============       ============


                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           Three Months Ended
                                                                                                           ------------------
                                                                                           September 30, 1998    September 30, 1997*
                                                                                           ------------------    -------------------
Cash flows from operating activities:

    Net (loss)                                                                              $ (1,741,091)              $   (310,909)

    Adjustments  to  reconcile  net  (loss) to net cash  provided  by  operating activities:
              Depreciation and amortization of property and equipment                          1,937,502                  1,162,138
              Amortization of other assets                                                       908,217                    470,759
              Loss on disposal of property and equipment                                         153,262                     89,413
              Changes in operating assets and liabilities:
              Decrease (increase) in:
                   Trade accounts receivable                                                  (1,871,934)                  (326,725)
                   Inventories                                                                    (6,099)                   (34,807)
                   Prepaid expenses and other current assets                                    (342,913)                  (505,821)
              Increase (decrease) in:
                    Accounts payable                                                           2,200,182                  1,770,708
                   Accrued expenses                                                               99,013                    (74,733)
                   Accrued payroll                                                                15,904                    331,768
                   Accrued interest                                                              880,499                     49,809
                   Other current liabilities                                                      41,138                     26,841
                   Customer deposits                                                             223,504                    114,786
                                                                                            ------------               ------------

                   Net cash provided by operating activities                                   2,497,184                  2,763,227
                                                                                            ------------               ------------

Cash flows from investing activities:
    Proceeds from disposal of property and equipment                                              26,130                     14,700
    Purchase of property and equipment                                                        (7,069,137)                (4,552,564)
    Acquisition of businesses                                                                     30,500                 (6,089,992)
    (Increase) in deposits                                                                       (50,392)                   (11,318)
    Increase in deferred lease acquisition costs                                                (345,132)                  (398,904)
                                                                                            ------------               ------------
           Net cash (used in) investing activities                                            (7,408,031)               (11,038,078)
                                                                                            ------------               ------------

Cash flows from financing activities:
    Repayment of long-term debt                                                                  (22,671)                  (551,557)
    Proceeds from issuance of long-term debt and subordinated debt                             5,000,000                  5,500,000
    Increase in deferred charges                                                                  (1,750)                   (34,181)
                                                                                            ------------               ------------
        Net cash provided by financing activities                                              4,975,579                  4,914,262
                                                                                            ------------               ------------

Net increase (decrease) in cash and cash equivalents                                              64,732                 (3,360,589)
Cash and cash equivalents at the beginning of period                                             336,510                 11,672,506
                                                                                            ------------               ------------
Cash and cash equivalents at the end of period                                              $    401,242               $  8,311,917
                                                                                            ============               ============
Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
        Interest                                                                            $    678,103               $    270,219
                                                                                            ============               ============
        Income taxes                                                                        $       --                 $       --
                                                                                            ============               ============

Supplemental schedule of noncash investing and financing activities:
    Acquisition of businesses:
        Fair value of assets acquired                                                       $       --                 $  7,050,600
        Cost in excess of net assets of businesses acquired                                         --                    5,724,400
        Liabilities assumed or incurred                                                             --                   (6,750,000)
                                                                                            ------------               ------------
            Cash paid                                                                       $       --                 $  6,025,000
                                                                                            ============               ============


    In July 1997, the Company wrote-off a restrictive covenant and the related liability in the amount of $19,231 due to the employee resigning.

*  Restated to conform to current year's classifications.

                                   NUCO2 INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.     BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q used for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The accompanying unaudited consolidated financial statements include the accounts of NuCo2 Inc. and its wholly-owned subsidiary, NuCo2 Acquisition Corp. which was formed during the year ended June 30, 1998 to acquire the stock of Koch Compressed Gases, Inc. in October 1997. All material intercompany accounts and transactions have been eliminated.

            The financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the consolidated financial statements for the fiscal year ended June 30, 1998 included in Form 10-K filed with the Securities and Exchange Commission.

            All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1998. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.


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

            Earnings per share of Common Stock for the three months ended September 30, 1998 have been calculated according to the guidelines of Statement 128 and earnings per share of common stock for the three months ended September 30, 1997 have been restated to conform with Statement 128.

            Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three months ended September 30, 1998 were 32,961. These shares were not included in diluted EPS because they would have been antidilutive for such period. Additionally, options and warrants to purchase 1,073,715 shares, 873,433 shares and 408,436 shares for $14.64 - $17.00 per share, $11.25 - $12.50 per share and $8.938 - $11.00 per share, respectively, were outstanding during the three months ended September 30, 1998 but were not included in the computation of diluted EPS because the options and warrants exercise price was greater than the average market price of the common shares.

            Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three months ended September 30, 1997 were 178,065. These shares were not included in diluted EPS because they would have been antidilutive for such period. Additionally, options and warrants to purchase 75,000 shares and 1,000,000 shares for $17.50 per share and $17.00 per share, respectively, were outstanding during the three months ended September 30, 1997 but were not included in the computation of diluted EPS because the options and warrants exercise price was greater than the average market price of common shares.

NOTE 3.     ACQUISITIONS

            Effective July 15, 1997, the Company purchased substantially all of the assets of a bulk CO2 company operating in Colorado for a purchase price of $675,000. The purchase price was funded through a borrowing under the Company's credit facility.

            Effective July 31, 1997, the Company purchased certain assets from CC Acquisition Corp. (Carbo Co.) for an aggregate purchase price of $11.0 million. Carbo Co. had operations in Nebraska, Kansas, Oklahoma, Iowa, Missouri, Arkansas and South Dakota. The Company funded $5.0 million through a borrowing under its credit facility and paid cash for the balance.

            In September 1997, the Company purchased certain assets of a bulk CO2 company with operations in Arizona for an aggregate purchase price of $1,084,250. The Company funded $1,075,000 through a borrowing under its credit facility and paid cash for the balance.

            These acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase prices and direct costs of the acquisitions have been allocated to the respective assets and liabilities of the acquired companies based upon their estimated fair market values at the dates of acquisition. This resulted in goodwill of approximately $5,770,000 for the three months ended September 30, 1997, which is being amortized on a straight-line basis over twenty years. The results of operations of the acquired companies are included in the Company's financial statements since the effective dates of the acquisitions.

NOTE 4.     LONG-TERM DEBT

               The Company has a $50.0 million syndicated bank facility ("SunTrust Facility"). Pursuant to the SunTrust Facility, upon the achievement of $15.0 million annualized one quarter EBITDA pro-formaed for acquisitions, the Company shall automatically request that the SunTrust Facility be increased by an additional $50.0 million to a total of $100.0 million. The SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.25% to 2.75%, the applicable unused facility fee pursuant to the pricing grid ranges from 0.1875% to 0.50% and the applicable base rate margin pursuant to the pricing grid ranges from 0.00% to 0.50%.

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

            A total of $34.0 million was outstanding pursuant to the SunTrust Facility with interest from 8.4% to 8.6% per annum as of September 30, 1998.

NOTE 5.     SUBORDINATED DEBT

            Represents unsecured Senior Subordinated Promissory Notes ("Notes") with interest only at 12% per annum payable semi-annually on April 30 and October 31, due October 31, 2004. The Notes were sold with detachable seven year warrants to purchase an aggregate of 655,738 shares of the Company's Common Stock at an exercise price of $16.40 per stock unit. In July 1998, the Note agreement was amended to adjust certain financial covenants as of June 30, 1998 and prospectively. In exchange for the amendment, the exercise price for 612,023 warrants was reduced to $12.40 per stock unit. Additionally, NationsBanc Montgomery Securities, Inc., the placement agent, received a warrant to purchase an aggregate of 30,000 shares of the Company's Common Stock at an exercise price of $14.64 per share which expires on October 31, 2004.

NOTE 6.     STOCK OPTION PLAN

            In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 850,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's Common Stock at the date of the grant, and the exercise price of non-qualified stock options may not be less than 75% of the fair market value of the Company's Common Stock at the date of the grant. The maximum term for all options is 10 years. Options granted to date vest in three or four installments commencing one year from the date of grant. As of September 30, 1998, options for 105,213 shares are exercisable.

            The following table summarizes the transactions pursuant to the 1995 Plan.

                                                                                                Weighted-Average
                                                      Shares             Exercise Price         Exercise Price
                                                      ------             --------------         --------------

             Outstanding at June 30, 1997              346,604                  $9-$17.50               $12.28
             Granted                                   343,000               $10.25-11.28               $10.43
             Expired or canceled                        77,067                  $9-$17.50               $17.29
             Exercised                                     111                         $9                   $9
                                                  ------------           ----------------         ------------
             Outstanding at June 30, 1998              612,426                  $9-$11.28               $10.61
             Granted                                       -0-                        -0-                  -0-
             Expired or canceled                         1,580                  $9-$11.25               $10.57
             Exercised                                     -0-                        -0-                  -0-
                                                  ------------           ----------------         ------------
             Outstanding at September 30, 1998         610,846                  $9-$11.28               $10.61
                                                  ============           ================         ============

             In 1995, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company has reserved 60,000 shares of Common Stock. Under the terms of the Directors' Plan each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. As of September 30, 1998, options to purchase a total of 14,000 shares of Common Stock at an exercise price of $9.00 per share, a total of 6,000 shares of Common Stock at an exercise price of $12.50 per share and a total of 6,000 shares of Common Stock at an exercise price of $8.938 per share had been issued. Of these options, 12,000 shares at an exercise price of $9.00 per share are currently exercisable.

NOTE 7.      OPERATING LEASES

             The Company entered into 29 operating leases from July 1 through September 30, 1998. Two leases were for warehouse facilities with aggregate annual rentals of approximately $47,900 expiring at various dates through 2003. Twenty-seven leases were for trucks with aggregate annual rentals of approximately $315,000 expiring at various dates through 2002.

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

OVERVIEW

             The Company is the largest as well as the sole national supplier of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. At September 30, 1998, the Company operated 78 service locations in 44 states servicing approximately 58,000 bulk and high pressure CO2 customers consisting of restaurants, convenience stores, taverns, theme parks, resorts and stadiums. Over 96% of potential CO2 beverage users in the Continental United States are located within the Company's current service area.

             CO2 is universally used for the carbonation and dispensing of fountain beverages. In most instances, CO2 is presently supplied to fountain beverage users in the form of gas, which is transported and stored in high pressure cylinders. Bulk CO2 is a relatively new technology that is quickly replacing high pressure CO2 as the beverage carbonation system of choice. It reduces flat drinks, is safer to use, eliminates downtime, beverage waste and employee handling, and is space efficient.

             The Company currently services approximately 50,000 of the approximately 110,000 beverage fountain bulk CO2 users in the Continental United States. The Company estimates that there are at approximately 800,000 beverage CO2 users in the Continental United States presenting the Company with significant long-term growth potential.

             In fiscal 1998, the Company achieved its objective of becoming the sole national supplier of bulk CO2 systems and bulk CO2 to beverage CO2 users. The Company's objective during fiscal 1999 is to replicate the business model that it has achieved in its more mature Southeastern markets by building route density throughout the country. New depots operate at negative EBITDA margins in the early stages and detract from the Company's highly profitable mature Southeastern markets. Mature market depots have gross margins in the 55% to 65% range. New accounts are primarily being added to routes for which there is substantial excess capacity, and therefore, relatively little additional cost is incurred to service new customers. New multi-unit placement agreements combined with single-unit placements will help the Company in achieving route density. During the three months ended September 30, 1998, the Company reached multi-unit placement agreements with national and regional chains aggregating approximately 4,500 locations. The Company's success in reaching these multi-placement agreements is due in part to the Company's national delivery system. As the Company's installation rate for new customers accelerates, the Company anticipates that its financial performance on a sequential basis will also improve at an accelerated rate.

GENERAL

             Net sales from bulk CO2 customers are primarily comprised of budget plan revenues and rental plus per pound revenues. Under the budget plan, the Company's net sales consist of charges to customers for the use of Company owned bulk CO2 systems and a predetermined quantity of liquid CO2. For customers on rental plus per pound charge contracts, invoices are broken down into the two respective services, with the charge for liquid CO2 supply varying with the amount delivered. The Company's net sales also include revenues from customers to which it supplies only CO2 refill services, based on the amount delivered.

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

RESULTS OF OPERATIONS

             The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                                 -------------

                                                                                         1998                  1997
                                                                                         ----                  ----
            Income Statement Data:

            Net sales.......................................................              100.0%                 100.0%
            Cost of products sold...........................................               52.9%                  50.4%
            Selling, general and administrative expenses....................               22.5%                  28.1%
            Depreciation and amortization...................................               26.2%                  23.0%
                                                                                     -------------           ------------
            Operating (loss)................................................               (1.6%)                 (1.5%)
                                                                                     -------------           ------------
            Interest expense, net...........................................               14.4%                   2.9%

            Net income (loss)...............................................              (16.0%)                 (4.4%)
                                                                                     =============           ============

            Other Data:
            Operating income before depreciation and amortization
            (EBITDA).......................................................                24.5%                  21.5%
                                                                                     =============           ============


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

             Net sales increased by $3.7 million, or 52.7%, from $7.1 million in the 1997 period to $10.9 million in the 1998 period. Approximately $2.1 million of the increase represented net sales resulting from 15 acquisitions completed during the fiscal year ended June 30, 1998. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. Increases in net sales due to price increases were insignificant.

             Cost of products sold increased by $2.2 million, from $3.6 million in the 1997 period to $5.8 million in the 1998 period and increased as a percentage of net sales from 50.4% to 52.9%. The dollar increase was attributable to the expansion of the Company into new territories. The percentage increase was primarily attributable to an increase in personnel and depot expenses. Fully loaded route drivers increased by $795,000 from $1.2 million in the 1997 period to $2.0 million in the 1998 period and increased as a percentage of net sales from 16.9% to 18.4%. Depot expenses increased by $280,000 from $279,000 in the 1997 period to $558,000 in the 1998 period and increased as a percentage of net sales from 3.9% to 5.1%. The number of depots operated by the Company at September 30, 1998 increased to 68, compared to 45 at September 30, 1997. When the Company opens new depots and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. At September 30, 1998, the Company serviced over 350 bulk CO2 customers per delivery vehicle from 35% of its depots.

             Selling, general and administrative expenses increased by $445,000 from $2.0 million in the 1997 period to $2.4 million in the 1998 period and decreased as a percentage of net sales from 28.1% to 22.5%. The dollar increase was primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding the Company's geographic areas of service. The percentage decrease is attributable to economies of scale. At September 30, 1997, the Company had operations in 36 states and employed 75 marketing personnel and at September 30, 1998, the Company had operations in 44 states and employed 106 marketing personnel.

              Depreciation and amortization increased by $1.2 million from $1.6 million in the 1997 period to $2.8 million in the 1998 period. As a percentage of net sales, such expenses increased from 23.0% in the 1997 period to 26.2% in the 1998 period. Depreciation expense increased by $775,000 from $1.2 million in the 1997 period to $1.9 million in the 1998 period principally due to the increase in bulk CO2 systems leased to customers. Expressed as percentage of net sales, depreciation expense increased from 16.3% in the 1997 period to 17.8% in the 1998 period. Amortization expense increased by $437,000 from $471,000 in the 1997 period to $908,000 in the 1998 period primarily due to the amortization related to deferred charges, restrictive covenants, goodwill and customer lists. As a percentage of net sales, amortization expense increased from 6.6% to 8.4%, respectively.

             Net interest increased by $1.4 million from $209,000 in the 1997 period to 1.6 million in the 1998 period and increased as a percentage of net sales from 2.9% to 14.4%. This increase was attributable to the decreased level of cash and cash equivalents and the increased level of long-term debt and subordinated debt in the 1998 period as compared to the 1997 period.

             For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $1.1 million, or 74%, from $1.5 million in the 1997 period to $2.7 million in the 1998 period and increased as a percentage of net sales from 21.5% to 24.5%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

LIQUIDITY AND CAPITAL RESOURCES

             The Company's cash requirements consist principally of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. The Company anticipates making cash capital expenditures of approximately $15.0 million to $25.0 million during the remaining nine months of fiscal 1999, primarily for the purchases of bulk CO2 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced significant positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, the Company reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

             The Company  maintains a $50.0  million  senior  secured  revolving syndicated credit facility with SunTrust Bank, South Florida, National Association (the "SunTrust Facility"). Pursuant to the SunTrust Facility, upon the achievement of $15.0 million annualized one quarter EBITDA pro-formaed for acquisitions, the Company shall automatically request that the SunTrust Facility be increased by an additional $50.00 million to a total of $100.0 million (the "Additional SunTrust Facility"). Additionally, the SunTrust Facility contains interest and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The SunTrust Facility expires on October 31, 2000; however, it contains a two year renewal option. Additionally, it is collateralized by substantially all of the assets of the Company.

             During the three months ended September 30, 1998, the Company's capital resources included cash flows from operations and available borrowing capacity under the SunTrust Facility.

             As of September 30, 1998, a total of $34.0 million was outstanding under the SunTrust Facility with interest at two hundred seventy-five basis points above the 90-day London InterBank Offering Rate ("LIBOR") (8.4 % to 8.6% at September 30, 1998).

             The Company believes that cash flows from operations and available borrowings under the SunTrust Facility together with borrowings from the Additional SunTrust Facility will be sufficient to fund proposed operations for at least the next twelve months.

             Working Capital. At June 30, 1998 the Company had negative working capital of $3.1 million. At September 30, 1998, the Company had negative working capital of $4.1 million.

             Cash Flows from Operating Activities. For the three months ended September 30, 1997 and September 30, 1998, net cash provided by operating activities was $2.8 million and $2.5 million, respectively. The decrease from the 1997 period to the 1998 period of $266,000 is primarily due to an increase in the net loss of the Company and an increase in accounts receivable.

             Cash Flows from Investing Activities. For the three months ended September 30, 1997 and September 30, 1998, net cash used in investing activities was $11.0 million and $7.4 million, respectively. These investing activities were attributable to the installation and direct placement costs and acquisition of bulk CO2 systems, and in the 1997 period, the cash expended in connection with the asset acquisitions.

             Cash Flows from Financing Activities. For the three months ended September 30, 1997 and September 30, 1998, cash flows provided by financing activities were $4.9 million and $5.0 million, respectively. For the three months ended September 30, 1997 and September 30, 1998, net cash provided by financing activities was primarily from the issuance of long-term debt.

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

ITEM 3.     QUANTITATIVE  AND QUALITATIVE  DISCLOSURES  ABOUT MARKET RISK.

            As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above, as of September 30, 1998, a total of $34.0 million was outstanding under the SunTrust Facility with interest at two hundred seventy-five basis points above the 90 day LIBOR rate (8.4% to 8.6% at September 30, 1998). Based upon $34.0 million outstanding under the SunTrust Facility at September 30, 1998, the Company's annual interest cost under the SunTrust Facility would increase by $340,000 for each one percent increase in LIBOR (i.e., from 8.0% to 9.0%).

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


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibit 27 - Financial Data Schedule.

          (b)    Reports on Form 8-K.

             (1) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    NuCo2 Inc.


Dated:  November 13, 1998                    By:    /s/ Joann Sabatino
                                                    ------------------
                                                    Joann Sabatino
                                                    Chief Financial Officer