Form 10-Q
period 1998-12-31
NUCO2 INC /FL
filed 1999-02-12
CIK 947577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ---------


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


 For the transition period from _____________________ to ______________________

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

         Indicate by check / / whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                               Outstanding at December 31, 1998
Common Stock, $.001 par value                        7,216,664 shares

                                   NuCo2 Inc.

                                  Index                                    Page

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of December 31, 1998 and
                June 30, 1998                                                3

             Consolidated Statements of Operations for the Three Months
                Ended December 31, 1998 and December 31, 1997                4

             Consolidated Statements of Operations for the Six Months
                Ended December 31, 1998 and December 31, 1997                5

             Consolidated Statement  of Shareholders' Equity for the Six
                Months Ended December 31, 1998                               6

             Consolidated Statements of Cash Flows for the Six Months
                Ended December 31, and December 31, 1997                     7

             Notes to Consolidated Financial Statements                      8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                                     11

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                              16

PART II.     OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                               16

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               16

             SIGNATURES                                                     17

PART I.           FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                                   NuCo2 Inc.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                                   December 31, 1998           June 30, 1998
                                                                   -----------------           -------------
                                                                      (unaudited)

Current assets:
  Cash and cash equivalents                                         $     170,935              $    336,510
  Trade accounts receivable; net of allowance for doubtful
    accounts of $758,860 and $395,491, respectively                     6,628,266                 4,457,505
  Inventories                                                             223,777                   211,027
  Prepaid expenses and other current assets                             1,040,181                   262,437
                                                                    -------------              ------------
       Total current assets                                             8,063,159                 5,267,479
                                                                    -------------              ------------

Property and equipment, net                                            94,074,153                85,435,933
                                                                    -------------              ------------

Other assets:
  Goodwill, net                                                        22,277,687                22,891,846
  Deferred charges, net                                                 1,881,752                 2,004,259
  Customer lists, net                                                   3,400,329                 3,963,588
  Restrictive covenants, net                                            2,113,828                 2,275,964
  Deferred lease acquisition costs, net                                 2,898,585                 2,475,139
  Deposits                                                                234,672                   184,059
                                                                    -------------              ------------
                                                                       32,806,853                33,794,855
                                                                    -------------              ------------

                                                                    $ 134,944,165              $124,498,267
                                                                    =============              ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Current maturities of long-term debt                              $     141,652              $    139,251
  Accounts payable                                                      9,988,979                 6,596,722
  Accrued expenses                                                        488,945                   323,254
  Accrued interest                                                        954,675                   844,153
  Accrued payroll                                                         277,816                   476,458
  Other current liabilities                                                33,366                     7,179
                                                                    -------------              ------------
    Total current liabilities                                          11,885,433                 8,387,017

Long-term debt, excluding current maturities                           39,890,812                29,460,614
Subordinated debt                                                      29,750,000                29,728,571
Customer deposits                                                       1,705,063                 1,279,178
                                                                    -------------              ------------
   Total liabilities                                                   83,231,308                68,855,380
                                                                    -------------              ------------
Commitments and contingencies

Shareholders' equity:
  Preferred Stock; no par value; 5,000,000 shares authorized;
    none issued                                                                 -                         -
  Common stock; par value $.001 per share; 30,000,000 authorized;
    issued and outstanding 7,216,664 shares at each date                    7,217                     7,217
  Additional paid-in capital                                           63,809,014                63,809,014
  Accumulated deficit                                                 (12,103,374)               (8,173,344)
                                                                    -------------              ------------
      Total shareholders' equity                                       51,712,857                55,642,887
                                                                    -------------              ------------
                                                                    $ 134,944,165              $124,498,267
                                                                    =============              ============

                                   NuCo2 Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended
                                                              ------------------
                                                     December 31, 1998          December 31, 1997
                                                     -----------------          -----------------

Net Sales                                              $ 11,251,659               $ 8,077,798

Costs and expenses:
  Cost of products sold                                   6,070,491                 4,309,627
  Selling, general and administrative expenses            2,452,679                 2,399,037
  Depreciation and amortization                           3,095,290                 2,051,101
                                                       ------------               -----------
                                                         11,618,460                 8,759,765
                                                       ------------               -----------
  Operating  (loss)                                        (366,801)                 (681,967)

  Interest expense, net                                   1,822,138                   806,721
                                                       ------------               -----------
  Net (loss) before extraordinary item                   (2,188,939)               (1,488,688)
                                                       ------------               -----------
Extraordinary item - loss on extinguishment of debt               -                   184,861
                                                       ------------               -----------
  Net (loss)                                           $ (2,188,939)              $(1,673,549)
                                                       ============               ===========
Basic and Diluted EPS:

  Income (loss) before extraordinary item              $       (.30)              $      (.20)
                                                       ------------               -----------
  Extraordinary item                                              -                      (.03)
                                                       ------------               -----------
  Net (loss)                                           $       (.30)              $      (.23)
                                                       ============               ===========
  Weighted average number of common and common
    equivalent shares outstanding

    Basic and Diluted                                     7,216,664                 7,210,616
                                                       ============               ===========


                                   NuCo2 Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                               Six Months Ended
                                                               ----------------
                                                     December 31, 1998          December 31, 1997
                                                     -----------------          -----------------

Net Sales                                            $ 22,115,152                $ 15,192,088

Costs and expenses:
  Cost of products sold                                11,822,581                   7,892,494
  Selling, general and administrative expenses          4,898,471                   4,399,360
  Depreciation and amortization                         5,941,009                   3,683,998
                                                     ------------                ------------
                                                       22,662,061                  15,975,852
                                                     ------------                ------------

  Operating  (loss)                                      (546,909)                   (783,764)

  Interest expense, net                                 3,383,121                   1,015,834
                                                     ------------                ------------

  Net (loss) before extraordinary item                 (3,930,030)                 (1,799,598)
                                                     ------------                ------------

Extraordinary item - loss on extinguishment of debt             -                     184,861
                                                     ------------                ------------

  Net (loss)                                         $ (3,930,030)               $ (1,984,459)
                                                     ============                ============

Basic and Diluted EPS:

  Net (loss) before extraordinary item               $       (.54)               $       (.25)
                                                     ------------                ------------

  Extraordinary item                                            -                        (.03)
                                                     ------------                ------------

  Net (loss)                                         $       (.54)               $       (.28)
                                                     ============                ============

  Weighted average number of common and common equivalent shares outstanding

     Basic and Diluted                                  7,216,664                   7,204,167
                                                     ============                ============


                                   NuCo2 Inc.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)



                                 Common Stock        Additional                           Total
                                 ------------         Paid-in        Accumulated       Shareholders'
                               Shares     Amount      Capital          Deficit           Equity
                               ------     ------      -------          -------           ------


Balance, June 30, 1998        7,216,664   $ 7,217     $63,809,014    $ (8,173,344)      $55,642,887

Net (loss)                            -         -               -      (3,930,030)       (3,930,030)
                              ---------   -------     -----------     -----------       -----------

Balance, December 31, 1998    7,216,664   $ 7,217     $63,809,014    $(12,103,374)      $51,712,857
                              =========   =======     ===========     ===========       ===========

                                   NuCo2 Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Six Months Ended
                                                                       ----------------
                                                             December 31, 1998          December 31, 1997
                                                             -----------------          -----------------

Net (loss) before extraordinary item                          $  (3,930,030)             $ (1,799,598)
Extraordinary item - loss on extinguishment of debt                       -                   184,861
                                                              -------------              ------------
Net (loss)                                                       (3,930,030)               (1,984,459)

Cash flows from operating activities:
  Adjustments to reconcile  net (loss) to net cash
    provided by operating activities:
      Depreciation and amortization of property and equipment     4,097,039                 2,550,038
      Amortization of other assets                                1,865,399                 1,133,960
      Loss on disposal of property and equipment                    343,037                   238,659
      Write-off of deferred financing costs                               -                   184,861
      Changes in operating assets and liabilities:
      Decrease (increase) in:
         Trade accounts receivable                               (2,170,761)               (1,364,506)
         Inventories                                                (12,750)                 (103,012)
         Prepaid expenses and other current assets                 (777,744)                 (518,601)
      Increase (decrease) in:
         Accounts payable                                         3,392,257                 3,631,849
         Accrued expenses                                           165,691                    49,303
         Accrued payroll                                           (198,643)                  311,731
         Accrued interest                                           110,523                   623,024
         Other current liabilities                                   26,187                     9,696
         Customer deposits                                          425,887                   340,398
                                                              -------------              ------------

         Net cash provided by operating activities                3,336,092                 5,102,941
                                                             --------------             -------------
Cash flows from investing activities:
  Proceeds from disposal of property and equipment                   65,880                    75,714
  Purchase of property and equipment                            (13,086,381)                9,626,455)
  Acquisition of businesses                                          30,500               (12,132,122)
  (Increase) in deposits                                            (50,613)                  (62,275)
  Increase in deferred lease acquisition costs                     (840,799)                 (789,336)
                                                              -------------              ------------
        Net cash (used in) investing activities                 (13,881,413)              (22,534,474)
                                                              -------------              ------------

Cash flows from financing activities:
  Repayment of long-term debt                                       (67,402)                  757,964)
  Proceeds from issuance of long-term debt and subordinated debt 10,500,000                 9,689,190
  Increase in deferred charges                                      (52,852)               (2,081,302)
                                                              -------------              ------------
    Net cash provided by financing activities                    10,379,746                 6,849,924
                                                              -------------              ------------

Net increase (decrease) in cash and cash equivalents               (165,575)              (10,581,609)
Cash and cash equivalents at the beginning of period                336,510                11,672,506
                                                              -------------              ------------
Cash and cash equivalents at the end of period                  $   170,935              $  1,090,897
                                                              =============              ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                    $ 3,283,464              $    408,926
                                                              =============              ============
    Income taxes                                                $         0              $          0
                                                              =============              ============

Supplemental schedule of noncash investing and
  financing activities:
  Acquisition of businesses:
    Fair value of assets acquired                               $         -               $19,759,698
    Cost in excess of net assets of businesses acquired                   -                12,136,387
    Liabilities assumed or incurred                                       -               (19,729,345)
    Issuance of common stock                                              -                  (274,991)
                                                              -------------              ------------
        Cash paid                                               $         -               $11,891,749
                                                              =============              ============


                                   NuCo2 Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q used for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The accompanying unaudited consolidated financial statements include the accounts of NuCo2 Inc. (the "Company") and its wholly-owned subsidiary, NuCo2 Acquisition Corp. which was formed during the year ended June 30, 1998 to acquire the stock of Koch Compressed Gases, Inc. in October 1997. All material intercompany accounts and transactions have been eliminated.

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

Note 2.  NET LOSS PER COMMON SHARE

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

         Earnings per share of Common Stock for the three and six months ended December 31, 1998 and 1997 have been calculated according to the guidelines of Statement 128.

         Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three and six months ended December 31, 1998 were 31,517 and 27,269, respectively. These shares were not included in diluted EPS because they would have been antidilutive for such periods. Additionally, options and warrants to purchase 1,073,715 shares, 872,333 shares and 443,166 shares for $14.64 - $17.00 per share, $11.25 - $12.50 per share and
$7.00 - $11.00 per share, respectively, were outstanding during all or a portion of the three and six months ended December 31, 1998 but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the Common Stock.

         Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three and six months ended December 31, 1997 were 128,115 and 153,090, respectively. These shares were not included in diluted EPS because they would have been antidilutive for such periods. Additionally, options and warrants to purchase 1,000,000 shares, 655,738 shares (see Note 5) and 30,000 shares (see Note 5) for $17.00 per share, $16.40 per share and $14.64 per share, respectively, were outstanding during all or a portion of the three and six months ended December 31, 1997 but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of Common Stock.

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

         Effective October 1, 1997, a newly formed wholly-owned subsidiary of the Company purchased all of the issued and outstanding shares of common stock of Koch Compressed Gases, Inc., ("Koch") for an aggregate purchase price of $5.0 million. Koch operated a bulk CO2 business as well as provided carbon dioxide and other gases in high pressure cylinders throughout the tri-state New York metropolitan area. The purchase price was funded through a borrowing under the Company's credit facility.

         In November 1997, the Company purchased substantially all of the assets of a bulk CO2 company operating in Texas for a purchase price of $949,240. The Company paid $674,249 cash and issued 18,835 shares of Common Stock at market, for a value of $274,991.

         Effective December 2, 1997, the Company purchased certain assets from four related carbonic gas distributors, Miller Carbonic Systems Co. Inc., Miller Carbonic, Inc., Carbonic National Systems, Inc., and Carbonic Gas Service, Inc., operating primarily in Illinois, Indiana, Wisconsin and Michigan for an
aggregate purchase price of $11,150,000. The Company paid approximately $4,650,000 cash and funded $6,500,000 through a borrowing under the Company's credit facility.

         Effective December 2, 1997, the Company purchased certain assets of a bulk CO2 company with operations in Kansas for a purchase price of approximately $990,000. The purchase price was funded through a borrowing under the Company's credit facility.

         These acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase prices and direct costs of the acquisitions have been allocated to the respective assets and liabilities of the acquired companies based upon their estimated fair market values at the dates of acquisition. This resulted in goodwill of approximately $12,640,000 for the six months ended December 31, 1997, which is being amortized on a straight-line basis over twenty years. The results of operations of the acquired companies are included in the Company's financial statements since the effective dates of the acquisitions.

Note 4.  LONG-TERM DEBT

         The Company has a $50.0 million syndicated bank facility ("SunTrust Facility") lead managed by SunTrust Bank, South Florida, National Association ("SunTrust"). Pursuant to the SunTrust Facility, upon the achievement of $15.0 million annualized one quarter EBITDA pro-formaed for acquisitions, the Company shall automatically request that the SunTrust Facility be increased by an additional $50.0 million to a total of $100.0 million. The SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA.

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

         A total of $39.5 million was outstanding pursuant to the SunTrust Facility with interest from 7.84% to 8.57% per annum as of December 31, 1998.

Note 5.  SUBORDINATED DEBT

         Represents unsecured Senior Subordinated Promissory Notes ("Notes") with interest only at 12% per annum payable semi-annually on April 30 and October 31, due October 31, 2004. The Notes were sold with detachable seven year warrants to purchase an aggregate of 655,738 shares of Common Stock at an exercise price of $16.40 per share. In July 1998, the Note agreement was amended to adjust certain financial covenants as of June 30, 1998 and prospectively. In exchange for the amendment, the exercise price for 612,023 warrants was reduced to $12.40 per share. Additionally, NationsBanc Montgomery Securities, Inc., the placement agent, received a warrant to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $14.64 per share which expires on October 31, 2004.

Note 6.  STOCK OPTION PLAN

         In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 850,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options. The exercise price of incentive stock options shall be at least equal to 100% of the fair market value of the Common Stock at the date of the grant, and the exercise price of non-qualified stock options may not be less than 75% of the fair market value of the Common Stock at the date of the grant. The maximum term for all options is 10 years. Options granted to date vest in two, three or four installments commencing one year from the date of grant. As of December 31, 1998, options for 307,360 shares were exercisable.

         The following table summarizes the transactions pursuant to the 1995 Plan.

                                                                                     Weighted-Average
                                                      Shares       Exercise Price     Exercise Price
                                                      ------       --------------     --------------

         Outstanding at June 30, 1997                346,604          $9-$17.50           $12.28
         Granted                                     341,500       $10.25-$11.28          $10.43
         Expired or canceled                          77,067           $9-$17.50          $17.29
         Exercised                                       111                  $9              $9
                                                     -------       -------------          ------
         Outstanding at June 30, 1998                610,926           $9-$11.28          $10.61
         Granted                                      74,500         $5.50-$7.00           $6.20
         Expired or canceled                           2,950           $9-$11.25          $10.68
         Exercised                                       -0-                 -0-             -0-
                                                     -------       -------------          ------
         Outstanding at December 31, 1998            682,476        $5.50-$11.28          $10.13
                                                     -------       -------------          ------

         In 1995, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company has reserved 60,000 shares of Common Stock. Under the terms of the Directors' Plan each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock at the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. As of December 31, 1998, options to purchase a total of 14,000 shares of Common Stock at an exercise price of $9.00 per share, a total of 6,000 shares of Common Stock at an exercise price of $12.50 per share, a total of 6,000 shares of Common Stock at an exercise price of $8.938 per share and a total of 6,000 shares of Common Stock at an exercise price of $6.625 per share had been issued. Of these options, as of December 31, 1998 options to purchase 14,000 shares of Common Stock at an exercise price of $9.00 per share were exercisable.

Note 7.  OPERATING LEASES

         The Company entered into fifty-one operating leases from July 1, 1998 through December 31, 1998. Three leases were for warehouse facilities with aggregate annual rentals of approximately $79,100 expiring at various dates through 2003. Forty-eight leases were for trucks with aggregate annual rentals of approximately $487,000 expiring at various dates through 2005.
                                       10

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

OVERVIEW

         The Company is the largest as well as the sole national supplier of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. At December 31, 1998, the Company operated 78 service locations in 44 states servicing over 60,000 bulk and high pressure CO2 fountain beverage customers consisting primarily of restaurants, convenience stores, taverns, theme parks, resorts and stadiums. Over 96% of potential fountain beverage CO2 users in the Continental United States are located within the Company's current service area.

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

         The Company currently services approximately 55,000 of the approximately 110,000 fountain beverage bulk CO2 users in the Continental United States. The Company estimates that there are approximately 800,000 fountain beverage CO2 users in the Continental United States, presenting the Company with significant long-term growth potential.

         In fiscal 1998, the Company achieved its objective of becoming the sole national supplier of bulk CO2 systems and bulk CO2 to beverage CO2 users. The Company's objective in fiscal 1999 is to replicate the business model that it has achieved in its more mature markets by building route density throughout the country. New depots operate at negative EBITDA margins in the early stages and detract from the Company's highly profitable depots in mature markets. Depots in mature markets have gross margins generally in the 55% to 65% range. For the six months ended December 31, 1998, 24% of the Company's depots were open over three years and averaged a 57% gross margin, 27% of depots were open between two and three years and averaged a 47% gross margin, 29% of depots were open between one and two years and averaged a 37% gross margin, and 20% of depots were open under one year and averaged a 15% gross margin. New accounts are primarily being added to newer depots for which there is substantial excess capacity, and therefore, relatively little additional cost is incurred to service new customers. Increases in gross margins are directly related to increases in the number of accounts serviced. New multi-unit placement agreements combined with single-unit placements will help the Company in achieving route density. During the six months ended December 31, 1998, the Company reached multi-unit placement agreements with national and regional chains aggregating approximately 6,100 locations. The Company's success in reaching these multi-placement agreements is due in part to the Company's national delivery system. As the Company's installation rate for new customers accelerates, the Company anticipates that its financial performance on a sequential basis will also improve at an accelerated rate.

GENERAL

         Net sales from bulk CO2 customers are comprised of budget plan revenues and rental plus per pound revenues. Under the budget plan, the Company's net sales consist of charges to customers for the use of Company owned bulk CO2 systems and a predetermined quantity of bulk CO2. For customers on rental plus per pound, invoices are broken down into the two respective services, with the charge for bulk CO2 supply varying with the amount delivered. The Company's net sales also include revenues from customers to which it supplies only CO2 refill services, based on the amount delivered.

         Cost of products sold is comprised of purchased CO2 and labor, vehicle and depot costs associated with the Company's delivery and storage of bulk CO2 to customers. Selling, general and administrative expenses consist of salaries, dispatch and communications costs, and expenses associated with marketing, administration, accounting and employee training. Consistent with the capital intensive character of its business, the Company incurs significant depreciation and amortization expenses. These stem from the depreciation of Company owned bulk CO2 systems; depreciation and amortization of bulk CO2 system installation costs; amortization of sales commissions, and amortization of goodwill, deferred financing costs and other intangible assets.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:


                                                             Three Months Ended               Six Months Ended
                                                                 December 31,                   December 31,
                                                                 ------------                   ------------

                                                               1998          1997          1998          1997
                                                               ----          ----          ----          ----
         Income Statement Data:

         Net sales                                             100.0%        100.0%       100.0%        100.0%
         Cost of products sold                                  54.0%         53.3%        53.5%         52.0%
         Selling, general and administrative expenses           21.8%         29.7%        22.1%         29.0%
         Depreciation and amortization                          27.5%         25.4%        26.9%         24.2%
                                                                -----         -----        -----         -----
         Operating (loss)                                       (3.3%)        (8.4%)       (2.5%)        (5.2%)
                                                                -----         -----        -----         -----
         Interest expense, net                                  16.2%         10.0%        15.3%          6.7%
         Extraordinary item - loss on extinguishment of debt       -           2.3%            -          1.2%
                                                                -----         -----        -----         -----

         Net income (loss)                                     (19.5%)       (20.7%)      (17.8%)       (13.1%)
                                                                =====         =====        =====         =====

         Other Data:
         Operating income before depreciation and amortization
         (EBITDA)                                               24.2%         16.9%        24.4%         19.1%
                                                                =====         =====        =====         =====



THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

         Net sales increased by $3.2 million, or 39.3%, from $8.1 million in the 1997 period to $11.3 million in the 1998 period. Approximately $2.3 million of the increase represented net sales resulting from 14 acquisitions completed during the fiscal year ended June 30, 1998. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. Increases in net sales due to price increases were insignificant.

         Cost of products sold increased by $1.8 million, from $4.3 million in the 1997 period to $6.1 million in the 1998 period and increased as a percentage of net sales from 53.3% to 54.0%. The increase was attributable to the expansion of the Company into new territories. Fully loaded route drivers increased by $647,000 from $1.5 million in the 1997 period to $2.1 million in the 1998 period and increased as a percentage of net sales from 18.1% to 18.7%. Fully loaded truck expense increased by $331,000 from $664,000 in the 1997 period to $994,000 in the 1998 period and increased as a percentage of net sales from 8.2% to 8.8%. Purchases of bulk CO2 increased by $483,000 from $984,000 in the 1997 period to $1.5 million in the 1998 period and increased as a percentage of net sales from 12.2% to 13.0%. Depot expenses increased by $128,000 from $410,000 in the 1997 period to $538,000 in the 1998 period and decreased as a percentage of net sales from 5.1% to 4.8%. The number of service locations operated by the Company at December 31, 1998 increased to 78, compared to 53 at December 31, 1997. When the Company opens new service locations and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. At December 31, 1998, the Company serviced over 400 bulk CO2 customers per delivery vehicle from 31% of its depots.

         Selling, general and administrative expenses increased by $54,000 from $2.4 million in the 1997 period to $2.5 million in the 1998 period and decreased as a percentage of net sales from 29.7% to 21.8%. The dollar increase was primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses. The percentage decrease is attributable to economies of scale. This quarter represented the fourth sequential decrease in selling, general and administrative expenses expressed as a percentage of net sales. At December 31, 1997, the Company had operations in 39 states and employed 117 marketing and administrative employees and at December 31, 1998, the Company had operations in 44 states and employed 157 marketing and administrative employees.

          Depreciation and amortization increased by $1.0 million from $2.1 million in the 1997 period to $3.1 million in the 1998 period. As a percentage of net sales, such expenses increased from 25.4% in the 1997 period to 27.5% in the 1998 period. Depreciation expense increased by $772,000 from $1.4 million in the 1997 period to $2.2 million in the 1998 period principally due to the increase in bulk CO2 systems leased to customers. Expressed as percentage of net sales, depreciation expense increased from 17.2% in the 1997 period to 19.2% in the 1998 period. Amortization expense increased by $273,000 from $663,000 in the 1997 period to $936,000 in the 1998 period primarily due to the amortization related to deferred charges, restrictive covenants, goodwill and customer lists. As a percentage of net sales, amortization expense increased from 8.2% to 8.3%.

         Net interest increased by $1.0 million from $807,000 in the 1997 period to $1.8 million in the 1998 period and increased as a percentage of net sales from 10.0% to 16.2%. This increase was attributable to the decreased level of cash and cash equivalents and the increased level of long-term debt and subordinated debt in the 1998 period as compared to the 1997 period.

         For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $1.4 million, or 99.3%, from $1.4 million in the 1997 period to $2.7 million in the 1998 period and increased as a percentage of net sales from 16.9% to 24.2%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

SIX MONTHS  ENDED  DECEMBER 31, 1998  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
1997

         Net sales increased by $6.9 million, or 45.6%, from $15.2 million in the 1997 period to $22.1 million in the 1998 period. Approximately $4.4 million of the increase represented net sales resulting from 14 acquisitions completed during the fiscal year ended June 30, 1998. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems in service. Increases in net sales due to price increases were insignificant.

         Cost of products sold increased by $3.9 million, from $7.9 million in the 1997 period to $11.8 million in the 1998 period and increased as a percentage of net sales from 52.0% to 53.5%. The increase was attributable to the continued expansion of the Company, an increase in fully loaded route drivers and an increase in high pressure cylinder rental expense. Fully loaded route drivers increased by $1.4 million from $2.7 million in the 1997 period to $4.1 million in the 1998 period and increased as a percentage of net sales from 17.7% to 18.6%. As of December 31, 1997, the Company employed 176 route drivers and at December 31, 1998, the Company employed 255 route drivers. High pressure cylinder rent expense increased by $157,000 from $148,000 in the 1997 period to $305,000 in the 1998 period and increased as a percentage of net sales from 1.0% in the 1997 period to 1.4% in the 1998 period. The increase in high pressure cylinder rent was attributable to the acquisitions during the 1997 period. The number of service locations operated by the Company at December 31, 1998, increased to 78, compared to 53 at December 31, 1997. When the Company opens new service locations and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. At December 31, 1998, the Company serviced over 400 bulk CO2 customers per delivery vehicle from 31% of its depots.

         Selling, general and administrative expenses increased by $499,000 from $4.4 million in the 1997 period to $4.9 million in the 1998 period and decreased as a percentage of net sales from 29.0% to 22.1%. The dollar increase was primarily attributable to growth in the number of marketing and administrative employees and their associated expenses. The percentage decrease is attributable to economies of scale. At December 31, 1997, the Company had operations in 39 states and employed 117 marketing and administrative employees and at December 31, 1998, the Company had operations in 44 states and employed 157 marketing and administrative employees.

          Depreciation and amortization increased by $2.3 million from $3.7 million in the 1997 period to $5.9 million in the 1998 period. As a percentage of net sales, such expenses increased from 24.2% in the 1997 period to 26.9% in the 1998 period. Depreciation expense increased by $1.5 million from $2.6 million in the 1997 period to $4.1 million in the 1998 period principally due to the increase in bulk CO2 systems leased to customers. Expressed as a percentage of net sales, depreciation expense increased from 16.8% in the 1997 period to 18.5% in the 1998 period. Amortization expense increased by $731,000 from $1.1 million in the 1997 period to $1.9 million in the 1998 period primarily due to the amortization related to restrictive covenants, goodwill and customer lists. As a percentage of net sales, amortization expense increased from 7.5% to 8.4%.

         Net interest income in the 1997 period was $1.0 million compared to net interest expense in the 1998 period of $3.4 million. This change is attributable to the decreased level of cash and cash equivalents and the increased level of long-term debt and subordinated debt in the 1998 period as compared to the 1997 period.

         During the 1998 period, the Company wrote-off $185,000 of deferred financing costs related to its NationsBank Facility which was replaced by a new syndicated bank group facility led by SunTrust Bank.

         For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $2.5 million, or 86%, from $2.9 million in the 1997 period to $5.4 million in the 1998 period and increased as a percentage of net sales from 19.1% to 24.4%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. The Company anticipates making cash capital expenditures of approximately $13.0 million to $20.0 million during the remaining six months of fiscal 1999, primarily for the purchases of bulk CO2 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced significant positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, the Company reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

         The Company maintains a $50.0 million senior secured revolving syndicated credit facility with SunTrust Bank, South Florida, National Association (the "SunTrust Facility"). Pursuant to the SunTrust Facility, upon the achievement of $15.0 million annualized one quarter EBITDA pro-formaed for acquisitions, the Company shall automatically request that the SunTrust Facility be increased by an additional $50.0 million to a total of $100.0 million (the "Additional SunTrust Facility"). The SunTrust Facility contains interest and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The SunTrust Facility expires on October 31, 2000; however, it contains a two year renewal option. It is collateralized by substantially all of the assets of the Company.

         During the six months ended December 31, 1998, the Company's capital resources included cash flows from operations and available borrowing capacity under the SunTrust Facility.

         As of December 31, 1998, a total of $39.5 million was outstanding under the SunTrust Facility with interest at two hundred seventy-five basis points above the applicable London InterBank Offering Rate ("LIBOR") (7.84% to 8.57% at December 31, 1998).

         Although the Company has not achieved $15.0 million annualized EDITDA, the Company has requested the Additional SunTrust Facility. The SunTrust Facility lenders have proposed, subject to various conditions, to increase the SunTrust Facility by an additional $25.0 million. The Company anticipates that the closing of the increase in the SunTrust Facility will occur simultaneously with the sale by the Company of an additional $15.0 million principal amount of 12% senior subordinated promissory notes (the "Additional Notes"). The Company anticipates that the closings will occur prior to March 31, 1999. The Company has received an indication from one holder of its outstnding 12% Senior Subordinated Promissory Notes due 2004 (the "12% Notes") that it is willing to purchase the Additional Notes on substantially the same terms and conditions as the 12% Notes.

         The Company believes that cash flows from operations and available borrowings under the increased SunTrust Facility together with the proceeds from the sale of the Additional Notes will be sufficient to fund proposed operations for at least the next twelve months.

         Working Capital. At June 30, 1998 the Company had negative working capital of $3.1 million. At December 31, 1998, the Company had negative working capital of $3.8 million.

         Cash Flows from Operating Activities. For the six months ended December 31, 1997 and December 31, 1998, net cash provided by operating activities was $5.1 million and $3.3 million, respectively. The decrease from the 1997 period to the 1998 period of $1.8 million is primarily due to an increase in the net loss of the Company and an increase in accounts receivable.

         Cash Flows from Investing Activities. For the six months ended December 31, 1997 and December 31, 1998, net cash used in investing activities was $22.5 million and $13.9 million, respectively. These investing activities were attributable to the installation and direct placement costs and acquisition of bulk CO2 systems, and in the 1997 period, cash expended in connection with the asset acquisitions.

         Cash Flows from Financing Activities. For the six months ended December 31, 1997 and December 31, 1998, cash flows provided by financing activities were $6.8 million and $10.4 million, respectively. For the six months ended December 31, 1997 and December 31, 1998, net cash provided by financing activities was primarily from the issuance of long-term debt.

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

INFLATION

         The modest levels of inflation in the general economy since the Company began business in 1990 have not affected its results of operations. Additionally, the Company's contracts with its customers generally contain an annual lease rate adjustment clause based on any increase in the consumer price index. The Company believes that inflation will not have a material adverse effect on its future results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

         As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above, as of December 31, 1998, a total of $39.5 million was outstanding under the SunTrust Facility with interest at two hundred seventy-five basis points above the applicable LIBOR rate (7.84% to 8.57% at December 31, 1998). Based upon $39.5 million outstanding under the SunTrust Facility at December 31, 1998, the Company's annual interest cost under the SunTrust Facility would increase by $395,000 for each one percent increase in LIBOR (i.e., from 8.0% to 9.0%).

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


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company's Annual meeting of Shareholders was held on December 15, 1998 (the "Annual Meeting").

         (b) Edward M. Sellian, Robert Ranieri, Robert L. Frome, John A. Kerney and Daniel Raynor were elected as directors of the Company to serve until the next annual meeting of the shareholders or until their successors are elected and qualified. No other director's term of office continued after the Annual Meeting.

         (c) (1) Election of Directors:

                           Number of         Number of
                           Votes For      Votes Against
                           ---------      -------------

Edward M. Sellian          6,875,400        30,494
Robert Ranieri             6,877,140        28,814
Robert L. Frome            6,875,769        30,185
John A. Kerney             6,875,569        30,385
Daniel Raynor              6,874,069        31,885


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       Exhibit 27 - Financial Data Schedule.

         (b)       Reports on Form 8-K.

                   (1) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NuCo2 Inc.


Dated:  February 12, 1999                        By: /s/ Joann Sabatino
                                                     ----------------------
                                                     Joann Sabatino
                                                     Chief Financial Officer