Form 10-Q
period 1999-03-31
NUCO2 INC /FL
filed 1999-05-12
CIK 947577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to _______________________

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

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class                      Outstanding at March 31, 1999
                      -----                      -----------------------------
            Common Stock, $.001 par value               7,216,664 shares

                                   NUCO2 INC.

                                   INDEX PAGE

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 1999 and             3
               June 30, 1998

           Consolidated Statements of Operations for the Three Months
               Ended March 31, 1999 and March 31, 1998                      4

           Consolidated Statements of Operations for the Nine Months
               Ended March 31, 1999 and March 31, 1998                      5

           Consolidated Statement  of Shareholders' Equity for the Nine
               Months Ended March 31, 1999                                  6

           Consolidated Statements of Cash Flows for the Nine Months
               Ended March 31, 1999 and March 31, 1998                      7

           Notes to Consolidated Financial Statements                       8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         12
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES                        18
              ABOUT MARKET RISK

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                18

SIGNATURES                                                                 19

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                   NUCO2 INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    March 31, 1999                  June 30, 1998
                                                                    --------------                  -------------
                                                                       (unaudited)

Current assets:
    Cash and cash equivalents                                       $ 1,207,062                   $    336,510
    Trade accounts receivable; net of allowance for doubtful
        accounts of $759,104 and $395,491, respectively               6,669,343                      4,457,505
    Inventories                                                         228,871                        211,027
    Prepaid expenses and other current assets                         1,233,795                        262,437
                                                                    -----------                   ------------
           Total current assets                                       9,339,071                      5,267,479
                                                                    -----------                   ------------
Property and equipment, net                                          97,154,766                     85,435,933
                                                                    -----------                   ------------

Other assets:
    Goodwill, net                                                    21,965,708                     22,891,846
    Deferred charges, net                                             1,791,051                      2,004,259
    Customer lists, net                                               3,124,030                      3,963,588
    Restrictive covenants, net                                        2,032,760                      2,275,964
    Deferred lease acquisition costs, net                             3,086,064                      2,475,139
    Deposits                                                            232,468                        184,059
                                                                   ------------                   ------------
                                                                     32,232,081                     33,794,855
                                                                   ------------                   ------------
                                                                   $138,725,918                   $124,498,267
                                                                   ============                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                           $    124,155                   $    139,251
    Accounts payable                                                  6,994,963                      6,596,722
    Accrued expenses                                                    176,600                        323,254
    Accrued interest                                                  1,955,039                        844,153
    Accrued payroll                                                     506,045                        476,458
    Other current liabilities                                            35,499                          7,179
                                                                   ------------                   ------------
        Total current liabilities                                     9,792,301                      8,387,017

Long-term debt, excluding current maturities                         47,873,647                     29,460,614
Subordinated debt                                                    29,760,714                     29,728,571
Customer deposits                                                     1,863,921                      1,279,178
                                                                   ------------                   ------------
           Total liabilities                                         89,290,583                     68,855,380
                                                                    -----------                   ------------
Commitments and contingencies

Shareholders' equity:
    Preferred Stock; no par value; 5,000,000 shares authorized;
        none issued                                                           -                              -
    Common stock; par value $.001 per share; 30,000,000 authorized;
        issued and outstanding 7,216,664 shares at each date              7,217                          7,217
    Additional paid-in capital                                       63,809,014                     63,809,014
    Accumulated deficit                                             (14,380,896)                    (8,173,344)
                                                                    -----------                   ------------
           Total shareholders' equity                                49,435,335                     55,642,887
                                                                    -----------                   ------------
                                                                   $138,725,918                   $124,498,267
                                                                   ============                   ============

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                       ------------------
                                                         March 31, 1999                   March 31, 1998
                                                         --------------                   --------------

Net Sales                                                $ 12,008,422                     $  9,463,552

Costs and expenses:
    Cost of products sold                                   6,459,627                        5,161,496
    Selling, general and administrative expenses            2,703,649                        2,523,072
    Depreciation and amortization                           3,229,969                        2,506,824
                                                         ------------                     ------------
                                                           12,393,245                       10,191,392
                                                         ------------                     ------------

    Operating  (loss)                                        (384,823)                        (727,840)

    Interest expense, net                                   1,892,699                        1,208,740
                                                         ------------                     ------------
    Net  (loss)     before extraordinary item              (2,277,522)                      (1,936,580)
                                                         ------------                     ------------

Extraordinary item - loss on extinguishment of debt                 -                            2,084
                                                         ------------                     ------------
    Net (loss)                                            $(2,277,522)                    $ (1,938,664)
                                                         ============                     ============

Basic and Diluted EPS:

    (Loss) before extraordinary item                      $      (.32)                     $      (.27)
                                                          -----------                      -----------
    Extraordinary item                                              -                                -
                                                          ------------                     -----------

    Net (loss)                                            $      (.32)                     $      (.27)
                                                          ===========                      ===========

    Weighted average number of common and common equivalent shares outstanding

        Basic and Diluted                                   7,216,664                        7,216,605
                                                          ===========                      ===========

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       Nine Months Ended
                                                                       -----------------
                                                         March 31, 1999                   March 31, 1998
                                                         --------------                   --------------

Net Sales                                                $ 34,123,575                     $ 24,655,640

Costs and expenses:
    Cost of products sold                                  18,282,207                       13,053,990
    Selling, general and administrative expenses            7,602,121                        6,922,432
    Depreciation and amortization                           9,170,979                        6,190,822
                                                         ------------                     ------------
                                                           35,055,307                       26,167,244
                                                         ------------                     ------------

    Operating  (loss)                                        (931,732)                      (1,511,604)

    Interest expense, net                                   5,275,820                        2,224,574
                                                         ------------                     ------------

    Net  (loss) before extraordinary item                  (6,207,552)                      (3,736,178)
                                                         ------------                     ------------

Extraordinary item - loss on extinguishment of debt                 -                          186,945
                                                         ------------                     ------------

    Net (loss)                                           $ (6,207,552)                    $ (3,923,123)
                                                         ============                     ============

Basic and Diluted EPS:

    (Loss) before extraordinary item                     $       (.86)                    $       (.52)
                                                         ------------                     ------------
    Extraordinary item                                              -                             (.02)
                                                         ------------                     ------------
    Net (loss)                                           $       (.86)                    $       (.54)
                                                         ============                     ============

    Weighted average number of common and common equivalent shares outstanding

        Basic and Diluted                                   7,216,664                        7,208,252
                                                         ============                     ============

                                   NUCO2 INC.


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                        Common Stock               Additional                                 Total
                                        -----------                 Paid-in         Accumulated            Shareholders'
                                  Shares         Amount             Capital            Deficit                Equity
                                  ------         ------             -------            -------                ------

Balance, June 30, 1998          7,216,664      $  7,217         $  63,809,014     $  (8,173,344)        $  55,642,887

Net (loss)                              -             -                     -        (6,207,552)           (6,207,552)
                                ---------      --------         -------------     -------------         -------------
Balance, March 31, 1999         7,216,664      $  7,217         $  63,809,014     $ (14,380,896)        $  49,435,335
                                =========      ========         =============     =============         =============

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                          -----------------
                                                                             March 31, 1999                  March 31, 1998
                                                                             --------------                  --------------

Net (loss) before extraordinary item                                        $  (6,207,552)                  $  (3,736,178)
Extraordinary item - loss on extinguishment of debt                                     -                         186,945
                                                                            -------------                   -------------
Net (loss)                                                                     (6,207,552)                     (3,923,123)

Cash flows from operating activities:
    Adjustments to reconcile net(loss) to net cash provided
        by operating activities:
            Depreciation and amortization of property and equipment             6,366,101                       4,179,031
            Amortization of other assets                                        2,804,878                       2,011,790
            Amortization of original issue discount                                32,143                          17,857
            Loss on disposal of property and equipment                            682,037                         318,554
            Write-off of deferred financing costs                                                                 186,945
            Changes in operating assets and liabilities:
            Decrease (increase) in:
               Trade accounts receivable                                       (2,211,838)                     (2,322,560)
               Inventories                                                        (17,844)                       (142,694)
               Prepaid expenses and other current assets                         (971,357)                       (518,231)
            Increase (decrease) in:
               Accounts payable                                                   398,241                       3,557,388
               Accrued expenses                                                  (146,654)                        135,111
               Accrued payroll                                                     29,587                         211,242
               Accrued interest                                                 1,110,886                       1,644,881
               Other current liabilities                                           28,320                          93,744
               Customer deposits                                                  584,743                         485,526
                                                                               ----------                    ------------

               Net cash provided by operating activities                        2,481,691                       5,935,461
                                                                               ----------                    ------------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                                83,980                         337,238
   Purchase of property and equipment                                         (18,751,286)                    (15,173,107)
   Acquisition of businesses                                                       45,460                     (12,270,750)
   (Increase) in deposits                                                         (48,409)                        (78,183)
   Increase in deferred lease acquisition costs                                (1,285,969)                     (1,256,760)
                                                                              -----------                      ----------
        Net cash (used in) investing activities                               (19,956,224)                    (28,441,562)
                                                                              -----------                      ----------

Cash flows from financing activities:
  Exercise of options                                                                   -                             999
  Repayment of long-term debt                                                    (102,063)                       (800,634)
  Proceeds from issuance of long-term debt and subordinated debt               18,500,000                      13,813,754
  Increase in deferred charges                                                    (52,851)                     (2,069,707)
                                                                              -----------                     -----------
     Net cash provided by financing activities                                 18,345,086                      10,944,412
                                                                              -----------                     -----------

Net increase (decrease) in cash and cash equivalents                              870,552                     (11,561,689)
Cash and cash equivalents at the beginning of period                              336,510                      11,672,506
                                                                            -------------                    ------------
Cash and cash equivalents at the end of period                              $   1,207,062                    $    110,817
                                                                            =============                    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                    4,153,560                    $    596,023
                                                                            =============                   =============
    Income taxes                                                                        0                    $          0
                                                                            =============                   =============

Supplemental schedule of noncash investing and
   financing activities:
   Acquisition of businesses:
     Fair value of assets acquired                                                      -                    $ 27,702,406
     Cost in excess of net assets of businesses acquired                                -                      15,536,887
     Liabilities assumed or incurred                                                    -                     (31,072,553)
     Issuance of common stock                                                           -                        (274,991)
                                                                            -------------                    ------------
         Cash paid                                                          $           -                    $ 11,891,749
                                                                            =============                   =============


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

            Earnings per share of Common Stock for the three and nine months ended March 31, 1999 and 1998 have been calculated according to the guidelines of Statement 128.

            Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three and nine months ended March 31, 1999 were 39,721 and 32,888, respectively. These shares were not included in diluted EPS because they would have been antidilutive for such periods. Additionally, options and warrants to purchase 1,073,715 shares, 869,833 shares and 390,956 shares for $14.64 - $17.00 per share, $11.25 - $12.50 per share and
$8.94 - $11.00 per share, respectively, were outstanding during all or a portion of the three and nine months ended March 31, 1999 but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the Common Stock.

            Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three and nine months ended March 31, 1998 were 143,760 and 148,726, respectively. These shares were not included in diluted EPS because they would have been antidilutive for such periods. Additionally, options and warrants to purchase 75,000 shares, 1,000,000 shares, 655,738 shares (see Note 5) and 30,000 shares (see Note 5) for $17.50 per share, $17.00 per share, $16.40 per share and $14.64 per share, respectively, were outstanding during all or a portion of the three and nine months ended March 31, 1998 but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of Common Stock.

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

            Effective December 2, 1997, the Company purchased certain assets from four related carbonic gas distributors, Miller Carbonic Systems Co. Inc., Miller Carbonic, Inc., Carbonic National Systems, Inc., and Carbonic Gas Service, Inc., operating primarily in Illinois, Indiana, Wisconsin and Michigan for an aggregate purchase price of $11,150,000. The Company paid approximately $4,650,000 cash and funded $6.5 million through a borrowing under the Company's credit facility.

            Effective December 2, 1997, the Company purchased certain assets of a bulk CO2 company with operations in Kansas for a purchase price of approximately $990,000. The purchase price was funded through a borrowing under the Company's credit facility.

            Effective January 23, 1998, the Company purchased substantially all of the assets of a bulk CO2 company operating in California for a purchase price of $4.5 million. The purchase price was funded through a borrowing under the Company's credit facility.

            Effective March 2, 1998, the Company purchased certain assets from Florida Carbonic Distributor Inc., a carbonic gas distributor operating in Florida for a purchase price of $6.3 million. The purchase price was funded through a borrowing under the Company's credit facility.

            In March 1998, the Company purchased certain assets from three unrelated carbonic gas distributors with operations in Texas, Maine, and Alabama for an aggregate purchase price of $406,000. The Company paid cash for these transactions.

            These acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase prices and direct costs of the acquisitions have been allocated to the respective assets and liabilities of the acquired companies based upon their estimated fair market values at the dates of acquisition. This resulted in goodwill of approximately $16,257,000 for the nine months ended March 31, 1998, which is being amortized on a straight-line basis over twenty years. The results of operations of the acquired companies are included in the Company's financial statements since the effective dates of the acquisitions.

NOTE 4.     LONG-TERM DEBT

            As of March 31, 1999, the Company had a $50.0 million syndicated bank facility ("SunTrust Facility") lead managed by SunTrust Bank, South Florida, National Association ("SunTrust"). The SunTrust Facility contained interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA.

            The Company was entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the SunTrust Facility. Base Rate was defined as the higher of the prime lending rate of SunTrust or the Federal Funds rate plus one-half of one percent (1/2%) per annum. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.25% to 2.75%, the applicable unused facility fee pursuant to the pricing grid ranges from 0.1875% to 0.50% and the applicable Base Rate margin pursuant to the pricing grid ranges from 0.00% to 0.50%. Interest only was payable periodically until the expiration of the SunTrust Facility at which time all outstanding principal and interest was due. The SunTrust Facility was due to expire on October 31, 2000; however, it contained a two year renewal option subject to approval. Additionally, it was collateralized by substantially all of the assets of the Company. The Company was precluded from declaring or paying any dividends and was required to meet certain affirmative and negative covenants including, but not limited to financial covenants (see Note 8).

            A total of $47.5 million was outstanding pursuant to the SunTrust Facility with interest from 7.73% to 7.88% per annum as of March 31, 1999.

            As of March 31, 1999, the Company maintained an interest rate swap transaction (the "Swap") with SunTrust Bank, Atlanta, in the amount of $10.0 million (the "Notional Amount"). The effective date of the Swap is September 2, 1998 and it terminates on September 5, 2000. Pursuant to the Swap, the Company pays a fixed interest rate of 6% per annum and receives a LIBOR-based floating rate.

NOTE 5.     SUBORDINATED DEBT

            Represents unsecured Senior Subordinated Promissory Notes ("Notes") with interest only at 12% per annum payable semi-annually on April 30 and October 31, due October 31, 2004. The Notes were sold with detachable seven year warrants to purchase an aggregate of 655,738 shares of Common Stock at an exercise price of $16.40 per stock unit. In July 1998, the Note agreement was amended to adjust certain financial covenants as of June 30, 1998 and prospectively. In exchange for the amendment, the exercise price for 612,023 warrants was reduced to $12.40 per stock unit (see Note 8). Additionally, NationsBanc Montgomery Securities, Inc., the placement agent, received a warrant to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $14.64 per stock unit which expires on October 31, 2004.

NOTE 6.     STOCK OPTION PLAN

            In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 850,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options. The exercise price of incentive stock options must be at least equal to 100% of the fair market value of the Common Stock at the date of grant, and the exercise price of non-qualified stock options may not be less than 75% of the fair market value of the Common Stock at the date of grant. The maximum term for all options is 10 years. Options granted to date vest in three or four installments commencing one year from the date of grant. As of March 31, 1999, options for 278,847 shares were exercisable.

            The following table summarizes the transactions pursuant to the 1995 Plan.


                                                                                      WEIGHTED-AVERAGE
                                               SHARES          EXERCISE PRICE          EXERCISE PRICE
                                               ------          --------------          --------------

             Outstanding at June 30, 1997     346,604              $9-$17.50               $12.28
             Granted                          341,500          $10.25-$11.28               $10.43
             Expired or canceled               77,067              $9-$17.50               $17.29
             Exercised                            111                     $9                   $9
                                             --------          -------------          -----------
             Outstanding at June 30, 1998     610,926              $9-$11.28               $10.61
             Granted                           59,500            $5.50-$7.00                $6.38
             Expired or canceled               18,660              $9-$11.25               $10.40
             Exercised                            -0-                    -0-                  -0-
                                             --------          -------------          -----------
             Outstanding at March 31, 1999    651,766           $5.50-$11.28               $10.24
                                             ========          =============          ===========

            In 1995, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company has reserved 60,000 shares of Common Stock. Under the terms of the Directors' Plan each non-employee director receives options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director receives an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan is equal to the fair market value of the Common Stock at the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. As of March 31, 1999, options to purchase a total of 10,000 shares of Common Stock at an exercise price of $9.00 per share, 6,000 shares of Common Stock at an exercise price of $12.50 per share, 6,000 shares of Common Stock at an exercise price of $8.938 per share and 6,000 shares of Common Stock at an exercise price of $6.625 per share had been issued. Of these options, as of March 31, 1999 options to purchase 10,000 and 2,000 shares of Common Stock at an exercise price of $9.00 and $12.50 per share, respectively, were exercisable.

NOTE 7.     OPERATING LEASES

            The Company entered into 60 operating leases from July 1, 1998 through March 31, 1999. Three leases were for warehouse facilities with aggregate annual rentals of approximately $79,100 expiring at various dates through 2004. Fifty-seven leases were for trucks with aggregate annual rentals of approximately $578,000 expiring at various dates through 2006.

NOTE. 8.    SUBSEQUENT EVENTS

            a)   Credit Facility

            On May 4, 1999, the Company entered into a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank, South Florida, National Association ("Amended SunTrust Facility"). The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.75% to 3.5%, the applicable unused facility fee pursuant to the pricing grid ranges from .375% to .50% and the applicable Base Rate margin pursuant to the pricing grid ranges from 0.25% to 2.00%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility. The Amended SunTrust Facility expires May 4, 2002, however, it contains a two year renewal option subject to approval. Additionally, it is collateralized by substantially all of the assets of the Company. The Company is precluded from declaring or paying any cash dividends and is required to meet certain affirmative and negative covenants including but not limited to financial covenants.

            b)   Senior Subordinated Promissory Notes

            On May 4, 1999, the Company sold $10.0 million of its 12% Senior Subordinated Promissory Notes due 2005 ("Additional 12% Notes"). Except for their October 31, 2005 maturity date, the Additional 12% Notes are substantially identical to the Company's 12% Senior Subordinated Promissory Notes due October 31, 2004 ("Notes"). The Additional 12% Notes were sold with detachable 6-1/2 year warrants to purchase an aggregate of 372,892 shares of Common Stock at an exercise price of $6.65 per stock unit. In connection with the sale of the Additional 12% Notes, certain financial covenants governing the Notes and the Additional 12% Notes were adjusted as of March 31, 1999 and prospectively and the exercise price for 612,023 warrants issued in connection with the sale of the Notes was reduced from $12.40 per stock unit to $6.65 per stock unit.

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

OVERVIEW

            The Company is the largest as well as the sole national supplier of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. At March 31, 1999, the Company operated 83 service locations in 44 states servicing over 63,000 bulk and high pressure CO2 fountain beverage customers consisting primarily of restaurants, convenience stores, taverns, theme parks, resorts and stadiums. Over 96% of potential fountain beverage CO2 users in the Continental United States are located within the Company's current service area.

            CO2 is universally used for the carbonation and dispensing of fountain beverages. In most instances, CO2 is presently supplied to fountain beverage users in the form of gas, which is transported and stored in high pressure cylinders. Bulk CO2 is a relatively new technology that is quickly replacing high pressure CO2 as the beverage carbonation system of choice. It reduces flat drinks, is safer to use, eliminates downtime, beverage waste and employee handling, and is space efficient. The Company has been a significant force in the introduction of bulk CO2 technology and the conversion of high pressure CO2 users to bulk CO2.

            The Company currently services approximately one-half of the approximately 110,000 bulk CO2 fountain beverage users in the Continental United States. The Company estimates that there are approximately 800,000 fountain beverage CO2 users in the Continental United States, presenting the Company with significant long-term growth potential.

            In fiscal 1998, the Company achieved its objective of becoming the sole national supplier of bulk CO2 systems and bulk CO2 to fountain beverage CO2 users. The Company's objective in fiscal 1999 is to replicate the business model that it has achieved in its more mature markets by building route density throughout the country. New depots operate at negative EBITDA margins in the early stages and detract from the Company's highly profitable depots in mature markets. Depots in mature markets have gross margins generally in the 55% to 65% range. For the three months ended March 31, 1999, 30% of the Company's depots were open over three years and averaged a 55% gross margin, 22% of depots were open between two and three years and averaged a 51% gross margin, 39% of depots were open between one and two years and averaged a 35% gross margin, and 9% of depots were open under one year and averaged a (1)% gross margin. Additionally, as of March 31, 1999, the Company had 14 mobile depots with an average 27% gross margin. New accounts are being added to newer depots for which there is substantial excess capacity, and therefore, relatively little additional cost is incurred to service new customers. Increases in gross margins are directly related to increases in the number of accounts serviced. New multi-unit placement agreements combined with single-unit placements will help the Company in achieving route density. During the nine months ended March 31, 1999, the Company reached multi-unit placement agreements with national and regional chains aggregating approximately 7,000 locations. The Company's success in reaching these multi-placement agreements is due in part to the Company's national delivery system. As the Company's customer base increases, the Company anticipates that its financial performance on a sequential basis will improve at an accelerated rate.

GENERAL

            Net sales from bulk CO2 customers are comprised of budget plan revenues and rental plus per pound revenues. Under the budget plan, the Company's net sales consist of charges to customers for the use of Company owned bulk CO2 systems and a predetermined quantity of bulk CO2. For customers on rental plus per pound, invoices are broken down into the two respective services, with the charge for bulk CO2 supply varying with the amount delivered. The Company's net sales also include revenues from customers to which it supplies only CO2 refill services, based on the amount delivered, and high pressure charges.

            Cost of products sold is comprised of purchased CO2 and labor, vehicle and depot costs associated with the Company's delivery and storage of CO2 to customers. Selling, general and administrative expenses consist of salaries, dispatch and communications costs, and expenses associated with marketing, administration, accounting and employee training. Consistent with the capital intensive character of its business, the Company incurs significant depreciation and amortization expenses. These stem from the depreciation of Company owned bulk CO2 systems; depreciation and amortization of bulk CO2 system installation costs; amortization of sales commissions, and amortization of goodwill, deferred financing costs and other intangible assets.

            With respect to bulk CO2 systems, the Company only capitalizes costs that are associated with specific successful placements of such systems with customers under noncancelable contracts and which would not be incurred by the Company but for a successful placement. All other service, marketing and administrative costs are expensed as incurred.

            The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company's revolving credit facility utilizes EBITDA for its formal calculation of financial leverage, affecting the amount of funds available and rates to the Company for borrowing under such credit facility. EBITDA represents operating income plus depreciation and amortization. Information regarding EBITDA is presented because of its use by certain investors as one measure of a corporation's ability to generate cash flow. EBITDA should not be considered an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of a corporation's operating performance. EBITDA excludes significant costs of doing business and should not be considered in isolation from GAAP measures.

RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:

                                                                       Three Months Ended            Nine Months Ended
                                                                             March 31,                   March 31,
                                                                             ---------                   ---------

                                                                       1999           1998        1999               1998
                                                                       ----           ----        ----               ----
            Income Statement Data:

            Net sales..............................................   100.0%         100.0%       100.0%             100.0%
            Cost of products sold..................................    53.8%          54.5%        53.6%              52.9%
            Selling, general and administrative expenses...........    22.5%          26.7%        22.3%              28.1%
            Depreciation and amortization..........................    26.9%          26.5%        26.9%              25.1%
                                                                   ---------      ---------     --------        -----------
            Operating (loss).......................................    (3.2%)         (7.7%)       (2.7%)             (6.1%)
                                                                   ---------      ---------     --------        -----------
            Interest expense, net..................................    15.8%          12.8%        15.5%               9.0%
            Extraordinary item - loss on extinguishment of debt....       -            -            -                  0.8%
                                                                   ---------      ---------     --------        -----------

            Net (loss).............................................   (19.0%)        (20.5%)      (18.2%)            (15.9%)
                                                                   =========      =========     ========        ===========

            Other Data:
            Operating income before depreciation and amortization..
            (EBITDA)...............................................    23.7%          18.8%        24.1%              19.0%
                                                                   =========      =========     ========        ===========

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

            Net sales increased by $2.5 million, or 26.9%, from $9.5 million in the 1998 period to $12.0 million in the 1999 period. Approximately $437,000 of the increase represented net sales resulting from four acquisitions completed during the quarter ended March 31, 1998. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced.

            Cost of products sold  increased by $1.3 million,  from $5.2 million in the 1998 period to $6.5 million in the 1999 period and decreased as a percentage of net sales from 54.5% to 53.8%. The dollar increase is primarily attributable to the continued expansion of the Company and direct costs related to additional customers. The percentage decrease is attributable to a decrease in route driver expense expressed as a percentage of net sales. Fully loaded route drivers increased by $201,000 from $1.8 million in the 1998 period to $2.0 million in the 1999 period and decreased as a percentage of net sales from 18.9% to 16.6%. Expressed as a percentage of net sales, medical insurance premium cost was 2.2% in the 1998 period and 1.3% in the 1999 period. The decrease in medical insurance premium cost is attributable to re-negotiated lower rates. Additionally, overtime expressed as a percentage of net sales was 3.8% in the 1998 period and 1.9% in the 1999 period. The percentage decrease in overtime is attributable to new payroll software which enables the Company to more effectively control overtime.

The number of depots operated by the Company at March 31, 1999 increased to 69, compared to 62 at March 31, 1998. When the Company opens new service locations and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved.

            Selling, general and administrative expenses increased by $181,000 from $2.5 million in the 1998 period to $2.7 million in the 1999 period and decreased as a percentage of net sales from 26.7% to 22.5%. The dollar increase is primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses as well as an increase in legal fees. The percentage decrease is attributable to economies of scale. At March 31, 1998, the Company had operations in 42 states and employed 206 marketing and administrative personnel and at March 31, 1999, the Company had operations in 44 states and employed 243 marketing and administrative personnel. Legal fees increased by $82,000 from $52,000 in the 1998 period to $134,000 in the 1999 period and increased as a percentage of net sales from 0.6% in the 1998 period to 1.1% in the 1999 period. The increase in legal fees is primarily attributable to lawsuits initiated by the Company. The Company has asserted claims that a competitor is engaged in unfair trade practices, and that a former employee has been disparaging the Company on the Internet and infringing on the Company's trademarks.

            Depreciation and amortization increased by $723,000 from $2.5 million in the 1998 period to $3.2 million in the 1999 period. As a percentage of net sales, such expenses increased from 26.5% in the 1998 period to 26.9% in the 1999 period. Depreciation expense increased by $640,000 from $1.6 million in the 1998 period to $2.3 million in the 1999 period principally due to the increase in bulk CO2 systems owned by the Company and leased to customers. Expressed as percentage of net sales, depreciation expense increased from 17.2% in the 1998 period to 18.9% in the 1999 period. Amortization expense increased by $83,000 from $878,000 in the 1998 period to $961,000 in the 1999 period primarily due to amortization related to goodwill, customer lists and deferred lease acquisition costs. As a percentage of net sales, amortization expense decreased from 9.3% to 8.0%.

            Net interest expense increased by $684,000 from $1.2 million in the 1998 period to $1.9 million in the 1999 period and increased as a percentage of net sales from 12.8% to 15.8%. This increase was attributable to the increased level of long-term debt and subordinated debt in the 1999 period as compared to the 1998 period.

            For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $1.1 million, or 59.9%, from $1.8 million in the 1998 period to $2.8 million in the 1999 period and increased as a percentage of net sales from 18.8% to 23.7%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

            Net sales increased by $9.5 million, or 38.4%, from $24.7 million in the 1998 period to $34.1 million in the 1999 period. Approximately $3.6 million of the increase represented net sales resulting from 15 acquisitions completed during the fiscal year ended June 30, 1998. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems in service. Increases in net sales due to price increases were insignificant.

            Cost of products sold increased by $5.2 million, from $13.1 million in the 1998 period to $18.3 million in the 1999 period and increased as a percentage of net sales from 52.9% in the 1998 period to 53.6% in the 1999 period. The increase is attributable to the continued expansion of the Company and an increase in fully loaded route drivers. Fully loaded route drivers increased by $1.6 million from $4.5 million in the 1998 period to $6.1 million in the 1999 period and decreased as a percentage of net sales from 18.2% to 17.8%. The percentage decrease was attributable to a decline in overtime expressed as a percentage of net sales from 3.4% in the 1998 period to 2.7% in the 1999 period. This decrease is a direct result of new payroll software that enables the Company to monitor and more effectively control overtime on a daily basis. As of March 31, 1998, the Company employed 215 route drivers and at March 31, 1999, the Company employed 252 route drivers. The number of depots operated by the Company at March 31, 1999, increased to 69, compared to 62 at March 31, 1998. When the Company opens new service locations and expands into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved.

            Selling, general and administrative expenses increased by $680,000 from $6.9 million in the 1998 period to $7.6 million in the 1999 period and decreased as a percentage of net sales from 28.1% to 22.3%. The dollar increase was primarily attributable to growth in the number of marketing and administrative employees and their associated expenses. The percentage decrease is attributable to economies of scale. At March 31, 1998, the Company had operations in 42 states and employed 206 marketing and administrative personnel and at March 31, 1999, the Company had operations in 44 states and employed 243 marketing and administrative personnel.

              Depreciation and amortization increased by $3.0 million from $6.2 million in the 1998 period to $9.2 million in the 1999 period. As a percentage of net sales, such expenses increased from 25.1% in the 1998 period to 26.9% in the 1999 period. Depreciation expense increased by $2.2 million from $4.2 million in the 1998 period to $6.4 million in the 1999 period principally due to the increase in bulk CO2 systems owned by the Company and leased to customers. Expressed as a percentage of net sales, depreciation expense increased from 16.9% in the 1998 period to 18.7% in the 1999 period. Amortization expense increased by $793,000 from $2.0 million in the 1998 period to $2.8 million in the 1999 period primarily due to amortization related to goodwill, customer lists, and deferred lease acquisition costs. As a percentage of net sales, amortization expense remained unchanged at 8.2%.

             Net interest expense increased by $3.1 million from $2.2 million in the 1998 period to $5.3 million in the 1999 period. This increase is attributable to the decreased level of cash and cash equivalents and the increased level of long-term debt and subordinated debt in the 1999 period as compared to the 1998 period. Except for their October 31, 2005 maturity date, the Additional 12% Notes are identical to the Company's 12% Senior Subordinated Promissory Notes due October 31, 2004 ("Notes").

             For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $3.6 million, or 76.1%, from $4.7 million in the 1998 period to $8.2 million in the 1999 period and increased as a percentage of net sales from 19.0% to 24.1%, respectively. The Company believes EBITDA is useful as a means of measuring the growth and earning power of its business. In addition, the Company uses EBITDA to measure how well the Company is generating cash flow. EBITDA excludes significant costs and should not be considered in isolation from GAAP measures.

LIQUIDITY AND CAPITAL RESOURCES

             The Company's cash requirements consist principally of capital expenditures associated with placing new bulk CO2 systems into service at customers' locations; payments of interest on its outstanding indebtedness; payments for acquired businesses; and working capital. Whenever possible, the Company seeks to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. The Company anticipates making cash capital expenditures of approximately $5.0 million to $10.0 million during the remaining three months of fiscal 1999, primarily for the purchases of bulk CO2 systems that it expects to place into service during this time. Once bulk CO2 systems are placed into service, the Company has generally experienced significant positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to the capital expenditures related to internal growth, the Company reviews opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

             On May 4, 1999, the Company entered into a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank, South Florida, National Association ("Amended SunTrust Facility"). The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.75% to 3.5%, the applicable unused facility fee pursuant to the pricing grid ranges from .375% to .50% and the applicable Base Rate margin pursuant to the pricing grid ranges from 0.25% to 2.00%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility. The Amended SunTrust Facility expires May 4, 2002, however, it contains a two year renewal option subject to approval. Additionally, it is collateralized by substantially all of the assets of the Company. The Company is precluded from declaring or paying any cash dividends and is required to meet certain affirmative and negative covenants, including but not limited to financial covenants.

            Simultaneously with the Amended SunTrust Facility, the Company sold $10.0 million of its 12% Senior Subordinated Promissory Notes due 2005 ("Additional 12% Notes"). Except for their October 31, 2005 maturity date, the Additional 12% Notes are substantially identical to the Company's 12% Senior Subordinated Promissory Notes due October 31, 2004 ("Notes"). The Additional 12% Notes were sold with detachable 6-1/2 year warrants to purchase an aggregate of 372,892 shares of Common Stock at an exercise price of $6.65 per stock unit. In connection with the sale of the Additional 12% Notes, certain financial covenants governing the Notes and the Additional 12% Notes were adjusted as of March 31, 1999 and prospectively and the exercise price for 612,023 warrants issued in connection with the sale of the Notes was reduced from $12.40 per stock unit to $6.65 per stock unit.

            During the nine months ended March 31, 1999, the Company's capital resources included cash flows from operations and available borrowing capacity under the Company's revolving credit facility. As of March 31, 1999, a total of $47.5 million was outstanding under the Company's revolving credit facility with interest at two hundred seventy-five basis points above the applicable London InterBank Offering Rate ("LIBOR") (7.73% to 7.88% at March 31, 1999).

            The Company believes that cash flows from operations and available borrowings under the Amended SunTrust Facility together with the proceeds from the sale of the Additional 12% Notes will be sufficient to fund proposed operations for at least the next twelve months.

            Working Capital. At June 30, 1998 the Company had negative working capital of $3.1 million. At March 31, 1999, the Company had negative working capital of $453,000.

            Cash Flows from Operating Activities. For the nine months ended March 31, 1998 and March 31, 1999, net cash provided by operating activities was $5.9 million and $2.5 million, respectively. The decrease from the 1998 period to the 1999 period of $3.5 million is primarily due to an increase in the net loss of the Company and an increase in accounts receivable.

            Cash Flows from Investing Activities. For the nine months ended March 31, 1998 and March 31, 1999, net cash used in investing activities was $28.4 million and $20.0 million, respectively. These investing activities were attributable to the installation and direct placement costs and acquisition of bulk CO2 systems. In addition, in the 1998 period, the Company completed 15 acquisitions and expended cash of $12.3 million.

            Cash Flows from Financing Activities. For the nine months ended March 31, 1998 and March 31, 1999, cash flows provided by financing activities were $10.9 million and $18.3 million, respectively. For the nine months ended March 31, 1998 and March 31, 1999, net cash provided by financing activities was primarily from the issuance of long-term debt.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above, as of March 31, 1999, a total of $47.5 million was outstanding under the Company's revolving credit facility with interest at two hundred seventy-five basis points above the applicable LIBOR rate (7.73% to 7.88% at March 31, 1999). Based upon $47.5 million outstanding at March 31, 1999, the Company's annual interest cost under its revolving credit facility would increase by $475,000 for each one percent increase in LIBOR (i.e., from 8.0% to 9.0%).

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


PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibit 27 - Financial Data Schedule.

            (b)   Reports on Form 8-K.

                  (1) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NuCo2 Inc.


Dated:  May 12, 1999                    By: /s/ Joann Sabatino
                                            -----------------------------------
                                            Joann Sabatino
                                            Chief Financial Officer