Form 10-K
period 1999-06-30
NUCO2 INC /FL
filed 1999-09-28
CIK 947577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to ___________

                         Commission file number: 0-27378


                                   NUCO2 INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Florida                                   65-0180800
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)

2800 S.E Market Place, Stuart, Florida                   34997
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (561) 221-1754

Securities registered pursuant to Section 12(b) of the Act:

                                                         None.

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

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

            The aggregate market value at September 20, 1999 of shares of the Registrant's common stock, $.001 par value per share (based upon the closing price of $7.00 per share of such stock on the Nasdaq National Market on such date), held by non-affiliates of the Registrant was approximately $38,870,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

            At September 20, 1999, there were outstanding 7,216,664 shares of the Registrant's common stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the Registrant's definitive proxy statement to be filed not later than October 28, 1999 pursuant to Regulation 14A.

                                   NUCO2 INC.


                                      Index
                                                                            Page

PART I.
Item 1.        Business.                                                     1
Item 2.        Properties.                                                   9
Item 3.        Legal Proceedings.                                            9
Item 4.        Submission of Matters to a Vote of Security Holders.          9

PART II.
Item 5.        Market  For  Registrant's  Common  Equity  and
               Related  Stockholder Matters.                                 9
Item 6.        Selected  Financial Data.                                     9
Item 7.        Management's  Discussion and  Analysis of
               Financial Condition and Results of Operations.               11
Item 7A.       Quantitative and Qualitative  Disclosures About Market Risk. 18
Item 8         Financial Statements and Supplementary  Data.                18
Item 9.        Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure.                      18

PART III.
Item 10.       Directors and Executive Officers of the Registrant.          18
Item 11.       Executive Compensation.                                      18
Item 12.       Security Ownership of Certain
               Beneficial Owners and Management.                            18
Item 13.       Certain Relationships and Related Transactions.              18

PART IV.
Item 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.                                     19

Signatures                                                                  22
Index to Financial Statements                                              F-1

1.          Business.

General

            NuCo2 Inc. is the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. In most instances, CO2 is presently supplied to fountain beverage users in the form of gas, which is transported and stored in high pressure cylinders. Bulk CO2 is a relatively new technology that is replacing high pressure CO2 as the beverage carbonation system of choice. We are the first and only company to operate a national network of service locations with over 97% of fountain beverage users in the Continental United States within our current service area.

            Our customers are many of the major national and regional restaurant and convenience store chains, movie theater operators, theme parks, resorts and sports venues, including:


                   QUICK SERVE RESTAURANTS                             CASUAL/DINNER HOUSES
      Burger King                 Captain D's            Applebee's                       Landry's
      Pizza Hut                   Sonic Drive-In         Outback Steakhouse               Red Lobster/Olive Garden
      Taco Bell                   White Castle           Chili's                          Shoney's
      KFC                         Roy Rogers             Ryan's Family Steak House        Longhorn Steakhouse
      McDonald's                  Dunkin' Donuts         Pizzeria Uno                     Ponderosa Steak House
      Wendy's                     Pizza Inn              Hard Rock Cafe                   Friendly's Restaurant
      Krystal                     Bumpers Drive-In       Official All Star Cafe           Ruby Tuesday
      Hardee's                    Checker's              Spaghetti Warehouse              Roadhouse Grill
      Churchs Chicken

      CONTRACT FEEDERS            WHOLESALE CLUBS                      CONVENIENCE/PETROLEUM
      Sodexho Marriott            BJ's Wholesale         7-Eleven                         Exxon
      Host Marriott               Costco                 Circle K                         Shell ETD
      Daka International          Sam's Club             Coastal Mart                     E-Z Serve
      ARAmark                                            Total Petroleum                  Racetrac Petroleum
      Fine Host                                          Golden Pantry                    Spectrum Stores
      Sport Services                                     Handy Way                        Sunshine Jr.
                                                         Christy's Market                 Star Enterprises
      SPORTS VENUES                                      Phillips 66                      BP/Amoco
      Pro Player Stadium
      Madison Square Garden                                              MOVIE THEATRES
      Georgia Dome                                       Regal Cinemas                    General Cinema
      Derby Lane                                         American Multi Cinema            Carmike Cinemas
      AMF Bowling Centers                                Sony/Loew's Cinemas              United Artists Cinemas
                                                         Litchfield Cinemas

            We are a Florida corporation, incorporated in 1990. Through a combination of internal growth and over 30 acquisitions, we have expanded our service area from one service location and 19 customers in Florida to 84 service locations and approximately 65,000 bulk and high pressure CO2 customers in 44 states. Our customer base has increased by an average of 78% annually. Today, the majority of our growth is driven by the conversion of high pressure CO2 users to bulk CO2 systems.

                   [MAP WITH SERVICE AREA AND DEPOT LOCATIONS]

                                 Customer Base

                                Fiscal Year Ended June 30
                      1995     1996      1997      1998      1999

                    10,467    16,184    28,719    55,095    65,000
                                55%       77%       92%       18%


            Our bulk CO2 customer base is highest in Florida, Texas, Georgia and New York. We expanded our service area by one state during fiscal 1999, 13 states during fiscal 1998 and 12 states during fiscal 1997.


                   States with Largest Bulk CO2 Customer Base

               Florida      Texas     Georgia        New York

               11,804       6,081      5,004          2,754

            Substantially all of our revenues have been derived from the rental of bulk CO2 systems installed at customers' sites, the sale of CO2 and high pressure cylinder revenues. Revenues have grown from $812,000 in fiscal 1991 to $47.1 million in fiscal 1999, an average increase of 68% annually. We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is the principal financial measure by which we should be measured as we continue to achieve national market share and build route density. EBITDA has grown from $15,000 in fiscal 1991 to $11.3 million in fiscal 1999, an average increase of 72% annually from fiscal 1994 to fiscal 1999.

                                   Net Sales
                                 (in millions)

                            For Fiscal Year Ended June 30
                    1995      1996      1997      1998      1999

                     6.1      12.0     18.9       35.1      47.1
                               97%      58%        85%       34%



                                     EBITDA
                                 (in millions)

                            For Fiscal Year Ended June 30
                    1995      1996      1997      1998      1999

                     2.1       3.7      4.1        7.1      11.3
                               76%      10%        74%       59%

Opportunity for Growth

            CO2 is universally used for the carbonation and dispensing of fountain beverages. Unlike high pressure cylinders, which are typically changed out when empty and transported to the supplier's depot for refilling, bulk CO2 systems are permanently installed at the customer's site and are filled by the supplier from a specialized bulk CO2 truck on a constant "stay fill" basis. Advantages to users of bulk CO2 systems over high pressure cylinders include enhanced safety, improved beverage quality and product yields, reduced employee handling and cylinder storage requirements, and elimination of downtime and product waste during high pressure cylinder changeovers. Consequently, we believe that bulk CO2 systems will eventually displace most high pressure cylinders in the fountain beverage market.

            There are currently approximately 120,000 bulk CO2 beverage users in the United States. Of these, approximately 59,000 are already our customers. We also currently service approximately 6,000 high pressure CO2 customers and estimate that there are approximately 800,000 fountain beverage users in the Continental United States and therefore the bulk CO2 industry presents substantial opportunity for growth.

                       Total Beverage CO2 Users (800,000)

          Bulk CO2                 High Pressure       NUCO2 Inc. Market Share
           Users                     CO2 Users            of Bulk CO2 Users
         (120,000)                  (680,000)                 (59,000)
             15%                        85%                      49%

Products and Services

            We offer our customers two principal services: (1) a stationary bulk CO2 system installed on the customer's site and (2) routine filling of the bulk CO2 system with bulk CO2 on a three to four week cycle. The bulk CO2 system installed at a customer's site consists of a cryogenic vessel for the storage of bulk CO2 and related valves, regulators and gas lines. The cryogenic vessel preserves CO2 in its liquid form and then converts the liquid product to gaseous CO2, the necessary ingredient for beverage carbonation. We offer bulk CO2 systems ranging from 50 to 600 lbs. of CO2 capacity. This range of bulk CO2 system sizes permits us to market our services to a broad range of potential customers.

            Presently, we typically enter into a six year bulk CO2 system lease and CO2 supply agreement with our customers. Generally, these agreements are classified as one of two types: (1) "budget plan" service contracts or (2) "rental plus per pound charge" contracts. Under budget plan contracts, customers pay a fixed monthly charge for the lease of a bulk CO2 system installed on the customer's site and refills of bulk CO2. The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume. This arrangement is appealing to the customer since we bear the initial cost of the equipment and installation, with the customer only facing a predictable and modest monthly usage fee. If the maximum annual volume of CO2 is exceeded, the customer is charged on a per pound basis for additional bulk CO2 delivered. Under rental plus per pound charge contracts, we also lease a bulk CO2 system to the customer, but the customer is charged on a per pound basis for all bulk CO2 delivered. Although the bulk CO2 system is typically owned by us and leased to the customer, some customers own their own bulk CO2 systems. Even with customers that own their own their own bulk CO2 systems, we seek to arrange for long-term bulk CO2 supply contracts.

            We believe that the use of long-term contracts provides benefits to both us and our customers. Customers are able to largely eliminate CO2 supply interruptions and the need to operate CO2 equipment themselves, while the contract adds stability to our revenue base. In each of fiscal 1997, 1998 and 1999, less than 5% of our bulk CO2 systems in service experienced service terminatiion. Service termination is typically caused by restaurant closure. After the expiration of the initial term of a contract, the contract generally renews unless we or the customer notifies the other of intent to cancel. To date, our experience has been that contracts generally "roll-over" without a significant terminating in any one year. The largest number (approximately 40%) of our current contracts expire in 2003.

            We also supply high pressure gases in cylinder form, including CO2, helium and nitrogen. We estimate that we currently service approximately 6,000 high pressure CO2 customers, most of whom are very low volume users. Helium and nitrogen are supplied mostly to existing customers in connection with filling balloons and dispensing beer, respectively.

            We have an agreement with MiCell Technologies Inc. ("MiCell") to be the exclusive supplier in the United States and Canada of bulk CO2 systems and bulk CO2 to MiCell's customers in the dry cleaning industry that use the MICO2 garment cleaning fluid system technology developed and patented by MiCell. While perchloroethylele ("perc") has been used effectively in the dry cleaning industry for years, there are growing concerns that perc may be a health hazard and tighter controls have been placed on its use. Dry cleaners and other businesses that use perc must dispose of it as hazardous waste. The MICO2 system is an alternative to perc and uses a combination of CO2 and specialty detergents as a cleaning solvent. MiCell believes that the MICO2 system is environmentally benign, non-carcinogenic, safe for garments and does a better job of cleaning than any of the alternatives. MiCell completed field testing of the MICO2 system and began its sale in November 1998. We currently service 5 MiCell customers and expect that number to increase if MiCell is successful in commercializing the MICO2 system. Consequently, we may eventually have significant revenues outside of the fountain beverage industry. Tests of the MICO2 system have indicated that the average dry cleaner customer will use approximately 10 times the volume of bulk CO2 that an average fountain beverage customer uses.

            We also have an agreement with Geotechnical Instruments, Inc. to be the exclusive distributor in the United States of stationary carbon dioxide detectors. Escaped CO2 in an enclosed area displaces oxygen and can lead to asphyxiation. Our bulk CO2 systems are typically installed in store rooms or basements at a customer's site. Municipalities have increasingly been requiring the use of carbon dioxide detectors as a preventive measure.

Marketing and Customers

            At June 30, 1999, we serviced approximately 65,000 bulk and high pressure CO2 customers, none of which accounted for more than 5% of our fiscal 1999 net sales. We market our bulk CO2 products and services to large customers such as restaurant and convenience store chains, movie theater operators, theme parks, resorts and sports venues. Our customers include most of the major national and regional chains throughout the United States. We approach large chains on a corporate or regional level for approval to become the exclusive supplier of bulk CO2 products and services on a national basis or within a designated territory. We then direct our sales efforts to the managers or owners of the individual or franchised operating units. Our relationships with chain customers in one geographic market frequently help us to establish service with these same chains when we expand into new markets. After accessing the chain accounts in a new market, we attempt to rapidly build route density by leasing bulk CO2 systems to independent restaurants, convenience stores and theaters. While the large chains offer immediate penetration on a national or regional basis, the small operators are important accounts because they provide geographic density which optimizes delivery efficiency and reduces costs on a per customer basis. The introduction of smaller bulk CO2 systems (50 and 100 lb. capacity vessels), which we helped develop, allows us to penetrate the market for lower volume users of CO2 such as mall-based food courts, small restaurants and mass-market retailers. Our products and services are sold by a sales force of 75 commission only independent sales representatives and 33 salaried sales personnel.

Competition

            We are the largest as well as the sole national supplier of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. In many of our markets, we are a leading or the dominant supplier of bulk CO2 services.

            Major restaurant and convenience store chains continue to adopt bulk CO2 technology and search for qualified suppliers to install and service bulk CO2 systems. With the exception of us, we believe that qualified suppliers of bulk CO2 services do not presently exist in many regions of the United States. Unlike many of our competitors for whom bulk CO2 is a secondary service line, we have no material lines of business at present other than the provision of bulk CO2 services. All aspects of our operations are guided by our focus on the bulk CO2 business, including our selection of operating equipment, design of delivery routes, location of service locations, structure of customer contracts, content of employee training programs and design of management information and accounting systems. By restricting the scope of our activities to the bulk CO2 business, and largely avoiding the dilution of management time and resources that would be required by other service lines, we believe that we are able to maximize the level of service we provide to our bulk CO2 customers.

            We offer a wide range of  innovative  sales,  marketing  and billing programs. We believe that our ability to compete depends on a number of factors, including price, product quality, availability and reliability, name recognition, delivery time and post-sale service and support. Despite the customer-level advantages of bulk CO2 systems over high pressure cylinders, we generally price our services comparably to the price of high pressure cylinders. This has proved an effective inducement to cause customers to convert from high pressure cylinders to bulk CO2 systems. We believe that we enjoy cost advantages over our competitors due to the density of our route structure, a lower average time and distance traveled between stops and a lower average cost per delivery. Each bulk CO2 system serviced by us has a label with a toll-free help line for the customer's use. We respond to service calls on a 24-hour, 7-day-a-week basis, and the experience level of our personnel aids in the resolution of equipment failures or other service interruptions, whether or not caused by our equipment. Recognizing the public visibility of our customers, we carefully maintain the appearance of our vehicles and the professional image of our employees.

            Many types of businesses compete in the fountain beverage CO2 business and market share is fragmented. High pressure cylinders and bulk CO2 services are most frequently provided by distributors of industrial gases. These companies generally provide a number of products and services in addition to CO2 and often view bulk CO2 systems as high-service adjuncts to their core business. Industrial gas distributors generally have been reluctant to attempt to convert their high pressure cylinder customers to bulk CO2 systems for several reasons including the capital outlays required to purchase bulk CO2 systems and the idling of existing high pressure cylinders and associated equipment. Other competitors in the fountain beverage CO2 business include fountain supply companies and distributors of restaurant supplies and groceries which vary greatly in size. There are also a number of small companies that provide bulk CO2 services that operate on a local or regional geographic scope. While many of these suppliers lack the capital necessary to offer bulk CO2 systems to customers on lease, or to purchase additional or replacement specialized bulk CO2 trucks and equipment, suppliers vary widely in size and some of our competitors have significantly greater financial, technical or marketing resources than we do.

Operations

            At June 30, 1999, we operated 84 service locations (69 stationary depots and 15 mobile depots) located throughout our 44 state service area and operated 166 specialized bulk CO2 trucks, 86 installation vehicles and seven high pressure cylinder delivery trucks. Each specialized bulk CO2 truck refills bulk CO2 systems at customers' sites on a regular cycle and CO2 delivery quantities are measured by flow meters installed on the bulk CO2 trucks. Each stationary depot is equipped with a storage tank (up to 40 tons) which receives bulk CO2 from large capacity tanker trucks and from which our specialized bulk CO2 trucks are filled with bulk CO2 for delivery to customers. In most instances, the bulk CO2 system at a customer's site is accessible from the outside of the establishment and delivery of bulk CO2 does not cause any interference with the operations of the customer. All dispatch and billing functions are conducted from our corporate headquarters in Stuart, Florida, with route drivers, installers and service personnel operating from our service locations.

            We have begun rolling out a new mobile information system for use in our field operations. The system utilizes a hand held device to provide field personnel with up to date delivery route and customer account information and also serves as an input source to record all delivery transaction information. At the end of the driver's shift, all delivery transaction information is transmitted electronically to our headquarters in Stuart, Florida and downloaded into our computer systems. We believe that this new system will revolutionize our route management system and lead to improved efficiencies in virtually all aspects of our operations. Anticipated benefits include improved route efficiencies and monitoring of driver performance, a reduction in courier charges for overnight shipment of delivery tickets and in employee hours to manually input delivery tickets since delivery information will be transmitted electronically, virtual elimination of illegible delivery tickets and consequently a reduction in billing errors and customer disputes and a reduction in paperwork as well as telephone calls to and from the field.

Bulk CO2 Supply

            Bulk CO2 is currently a readily available commodity product which is processed and sold by various sources. In May 1997, we entered into a ten year bulk CO2 exclusive requirements contract with The BOC Group, Inc. that provides high quality CO2 as well as relatively stable prices at competitive levels. In addition, the agreement provides that if sufficient quantities of bulk CO2 become unavailable for any reason, we will receive treatment as a preferred customer.

Bulk CO2 Systems

            We purchase new bulk CO2 systems from their two major manufacturers pursuant to purchase agreements and we believe that we are the largest purchaser of bulk CO2 systems from these manufacturers combined. We purchase bulk CO2 systems in six sizes (50, 100, 250, 300, 400 or 600 lbs. bulk CO2 capacity) depending on the needs of our customers. Bulk CO2 systems are vacuum insulated containers with extremely high insulation characteristics allowing the storage of CO2, in its liquid form, at very low temperatures. Bulk CO2 systems operate under low pressure, are fully automatic, and require no electricity. Based upon manufacturers' estimates, the service life of a bulk CO2 system is expected to exceed 20 years with minimal maintenance. We generally maintain a 60 day inventory of bulk CO2 systems to meet expected customer demand.

Employees

            At June 30, 1999, we employed 543 full-time employees, 178 of whom were involved in an executive, marketing or administrative capacity, 264 of whom were route drivers and 101 of whom were in installation functions. We consider our relationship with our employees to be good.

Trademarks

            We market our services using the NuCo2(R) trademark which has been registered by us with the United States Patent and Trademark Office. The current registration expires in 2007.

Seasonality

            At June 30, 1999, approximately 6,000 of our bulk CO2 customers were billed under rental plus per pound charge contracts and approximately 9,600 of our bulk CO2 customers own their own bulk CO2 systems and are billed by the pound for all bulk CO2 delivered. Customers who purchase bulk CO2 by the pound tend to consume less CO2 in the winter months and our revenues to such customers will be correspondingly lower in times of cold or inclement weather.

Regulatory Matters

            Our business is subject to various federal, state and local laws and regulations adopted for the protection of the environment, the health and safety of employees and users of our products. For example, the transportation of bulk CO2 is subject to regulation by various federal, state and local agencies, including the U.S. Department of Transportation. Regulatory authorities have broad powers and we are subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of, providing services. We believe that we are in compliance in all material respects with all such laws, regulations and standards currently in effect and that the cost of compliance with such laws, regulations and standards has not and is not anticipated to materially adversely effect us.

2.          Properties.

            Our corporate headquarters are located in a 32,400 square foot rented facility in Stuart, Florida that accommodates corporate, administrative, marketing, sales and warehouse space. At June 30, 1999, we also rented 69 stationary service locations throughout 44 states. These facilities are rented on terms consistent with market conditions prevailing in the area. We believe that our existing facilities are suitable for our current needs and that additional or replacement facilities, if needed, are available to meet future needs.

3.          Legal Proceedings.

            We are involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition or results of operations.

4.          Submission of Matters to a Vote of Security Holders.

            Not applicable.

5.          Market  For  Registrant's  Common  Equity  and  Related  Stockholder
            Matters.

            Our common stock trades on the Nasdaq National Market under the symbol "NUCO".

            The following table indicates the range of high and low bid information for our common stock for each quarterly period during fiscal 1998 and 1999, as reported by Nasdaq. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions.

Calendar 1997               High                    Low
Third Quarter              18 1/4                 14 3/8
Fourth Quarter             16 1/8                 10 1/4

Calendar 1998
First Quarter              13 3/4                 10 1/2
Second Quarter             13 1/4                  9 7/8
Third Quarter              10 3/8                  5 1/2
Fourth Quarter              8 1/2                  5

Calendar 1999
First Quarter               9 7/8                  6 1/8
Second Quarter              9 5/8                  5 1/4

            At June 30, 1999, there were approximately 219 holders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

             We have never paid cash dividends on our common stock and we do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain all future earnings for use in the development of our business. In addition, the payment of cash dividends is restricted by financial covenants in our loan agreements.

            On May 4, 1999, in connection with and in consideration for the purchase of $10.0 million of our 12% Senior Subordinated Promissory Notes due 2005 by an existing holder of our 12% Senior Subordinated Promissory Notes due 2004 and an affiliate of SunTrust Bank, South Florida, National Association, we issued warrants to purchase 372,892 shares of our Common Stock at an exercise price of $6.65 per share in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. No discounts or commissions were paid.

6.           Selected Financial Data.

             The Selected Financial Data set forth below reflect our historical results of operations, financial condition and operating data for the periods indicated and should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.


                                                                                Fiscal Year Ended June 30,
                                                               1999              1998           1997             1996       1995
                                                               ----              ----           ----             ----       ----
                                                     (in thousands, except per share amounts and Operating Data)
Income Statement Data:
Net Sales..........................................     $    47,098       $    35,077       $  18,944         $ 11,966      $ 6,062
Cost of products sold..............................          25,225            18,578           8,992            5,177        2,503
Selling, general and administrative expenses.......          10,554             9,396           5,859            3,066        1,448
Depreciation and amortization......................          12,763             8,912           4,246            2,417        1,380
                                                        -----------       -----------       ---------         --------      -------

Operating income (loss)............................          (1,444)           (1,809)           (153)           1,305          731
Interest expense, net..............................           7,489             3,639            (681)           1,258        1,264
                                                        -----------       -----------       ----------        --------      -------



Income (loss) before extraordinary item............          (8,933)           (5,448)            527               47        (533)
Extraordinary item.................................            -                  187              -               860          -
                                                        -----------       -----------       ---------         --------      -------

Net income (loss)                                            (8,933)           (5,635)            527             (813)       (533)

Dividends on Preferred Stock.......................            -                 -                 -              (111)         -
                                                        -----------       -----------       ---------         --------      -------

Net income (loss)..................................     $    (8,933)      $    (5,635)      $     527         $   (924)     $ (533)
                                                        ===========       ============      =========         =========     =======

Income (loss) per common share before
     extraordinary item............................     $     (1.24)      $     (0.75)      $     .07         $   (.02)     $ (.17)
Extraordinary item.................................            -                (0.03)            -               (.19)         -
                                                        ------------      -----------       ---------         --------      -------
Net income (loss) per common share                      $     (1.24)      $     (0.78)      $     .07         $   (.21)     $ (.17)

Weighted average shares outstanding................           7,217             7,210           7,318            4,500       3,379

Other Data:
EBITDA (1).........................................     $    11,319       $     7,103       $   4,093         $  3,722      $2,111

Operating Data:
Company owned bulk CO2 systems serviced:
     Beginning of period...........................          39,295            21,919          12,884            7,967       4,237
     New installations, net........................          11,100             9,446           5,817            3,337       1,703
     Acquisitions                                              -                7,930           3,218            1,580       2,027
                                                        -----------       -----------       ---------         --------      -------
Total Company owned bulk CO2 systems serviced:               50,395            39,295          21,919           12,884       7,967
Customer owned bulk CO2 systems serviced...........           8,605             6,800           4,800            2,900       2,300
                                                        -----------       -----------       ---------         --------      -------

Total bulk CO2 systems serviced....................          59,000            46,095          26,719           15,784      10,267
Total high pressure CO2 customers..................           6,000             9,000           2,000              400         200
                                                        -----------       -----------       ---------         --------      -------
Total customers....................................          65,000            55,095          28,719           16,184      10,467
Stationary depots..................................              69                63              38               24          15
Mobile depots......................................              15                 2               0                0           0
Bulk CO2 trucks....................................             166               150              83               49          30
Installation vehicles..............................              86                76              36               19          18
High pressure cylinder delivery trucks.............               7                17               1                1           1


Balance Sheet Data:
Cash and cash equivalents..........................     $     1,579       $       337       $  11,673         $ 43,001     $   562
Total assets.......................................         141,630           124,498          73,344           74,633      21,143
Total debt (including short-term debt).............          82,460            59,328           9,546           10,844      17,391
Total shareholders' equity.........................     $    47,733       $    55,643       $  60,702         $ 60,684     $   743

--------------------
(1) EBITDA represents operating income plus depreciation and amortization. Information regarding EBITDA is presented because of its use by certain investors as one measure of an issuer's ability to generate cash flow. EBITDA should not be considered an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of an issuer's operating performance.

7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, OUR EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES, YEAR 2000 ISSUES AND AVAILABILITY OF MANAGERIAL PERSONNEL.

Overview

            We are the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. We currently operate a national network of 84 service locations in 44 states servicing approximately 65,000 bulk and high pressure customers. Over 97% of fountain beverage users in the Continental United States are within our current service area.

            Growth in our customer base has averaged 78% annually. Our rapid growth has been due to a combination of internal growth and over 30 acquisitions. Today, the majority of our growth is driven by the conversion of high pressure CO2 users to bulk CO2 systems. Our success in conversions is demonstrated in the Florida market where we continue to rapidly add new bulk CO2 system installations, even after actively marketing in the state since 1990.

            Substantially all of our revenues have been derived from the rental of bulk CO2 systems installed at customers' sites, the sale of CO2 and high pressure cylinder revenues. Revenues have grown from $812,000 in fiscal 1991 to $47.1 million in fiscal 1999, an average increase of 68% annually. We believe that our revenue base is stable due to the existence of long-term contracts with our customers which generally roll-over without a significant portion expiring without renewal in any one year. In each of fiscal 1997, 1998 and 1999, less than 5% of our bulk CO2 systems in service experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned, or left in place when prospects for a new restaurant at the same location appear likely. Revenue growth is largely dependent on both (1) the rate of new bulk CO2 system installations and
(2) the growth in bulk CO2 sales at (i) customers on the rental plus per pound charge contracts and (ii) customers that own their own bulk CO2 systems. During fiscal 1999, we installed a net of 925 bulk CO2 systems monthly.

            Cost of products sold is comprised of purchased CO2 and labor, vehicle and service location costs associated with the storage and delivery of CO2 to customers. Selling general and administrative expenses consist of salaries, dispatch and communications costs, and expenses associated with marketing, administration, accounting and employee training. Consistent with the capital intensive nature of our business, we incur significant depreciation and amortization expenses. These stem from the depreciation of our bulk CO2 systems; depreciation and amortization of bulk CO2 system installation costs; amortization of sales commissions; and amortization of goodwill, deferred financing costs and other intangible assets.

            With respect to bulk CO2 systems, we only capitalize costs that are associated with specific successful placements of such systems with customers under noncancelable contracts and which would not be incurred but for a successful placement. All other service, marketing and administrative costs are expended as incurred.

            Since 1990, we have devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing a national infrastructure to support the rapid growth in the number of our installed base of bulk CO2 systems. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and accumulated net losses of $17.1 million at June 30, 1999.

            We believe that our future revenue growth, gains in gross margin and profitability will be dependent upon increases in route density and the expansion and penetration of bulk CO2 system installations in existing and new market regions resulting from successful ongoing marketing.

             Our experience has been that gross margins at service locations have generally increased with the length of time that the service location is in operation. Gross margins in our mature markets are generally in the 55% to 65% range. For the quarter ended June 30, 1999, 36% of our stationary service locations were open over three years and averaged a 58% gross margin, 19% of our stationary service locations were open between two and three years and averaged a 54% gross margin, 42% of our stationary service locations were open between one and two years and averaged a 35% gross margin and 3% of our stationary service locations were open under one year and averaged a 39% gross margin. Additionally, we operate 15 mobile service locations with an average 43% gross margin for the quarter ended June 30, 1999. New service locations typically operate at low or negative gross margins in the early stages and detract from our highly profitable service locations in mature markets. Increases in gross margins at service locations are directly related to increases in the number of customers serviced. New accounts are being added to newer depots for which there is substantial excess capacity, and therefore, relatively little additional cost is incurred to service new customers. New multi-unit placement agreements combined with single-unit placements will help us in achieving route density. During fiscal 1999, we reached multi-unit placement agreements with national and regional chains aggregating approximately 7,000 locations. Our success in reaching these multi-placement agreements is due in part to our national delivery system. As our customer base increases, we anticipate that our financial performance on a sequential basis will improve at an accelerated rate. Our route density is highest in Florida and is less developed in the other areas where we presently have operations.

            We believe that optimal route density is achieved at over 400 accounts serviced per bulk CO2 truck and we typically employ targeted sales efforts to build density within an existing delivery route. We maintain a "hub and spoke" route structure and establish additional stationary bulk CO2 service locations as a service area expands through geographic growth. Our entry into many states was accomplished largely through business acquisitions with thinly developed route networks. We expect to benefit from route efficiencies and other economies of scale as we build our customer base in these states through intensive marketing initiatives. Greater scale may also lead to better vehicle and fixed asset utilization as well as the ability to spread fixed marketing and administrative costs over a broader revenue base.

            We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is the principal financial measure by which we should be measured as we continue to achieve national market presence and to build route density. Our revolving credit facility utilizes EBITDA for its calculation of financial leverage, affecting the amount of funds available to us to borrow. Information regarding EBITDA is presented because of its use by certain investors as one measure of a corporation's ability to generate cash flow. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of a corporation's operating performance. EBITDA excludes significant costs of doing business and should not be considered in isolation from GAAP measures. EBITDA has grown from $15,000 in fiscal 1991 to $11.3 million in fiscal 1999, an average increase of 72% annually from fiscal 1994 to fiscal 1999.

Results of Operations
            The following table sets forth, for the periods indicated, the percentage relationship which the various items bear to net sales:


                                                                Fiscal Year Ended June 30,
                                                          1999                1998               1997
                                                          ----                ----               ----
Income Statement Data:
Net sales.........................................        100.0%              100.0%            100.0%
Cost of products sold.............................         53.6                53.0              47.5
Selling, general and administrative expenses......         22.4                26.8              30.9
Depreciation and amortization.....................         27.1                25.4              22.4
                                                        -------           ---------           -------
Operating loss....................................         (3.1)               (5.2)              (.8)
Interest expense (income).........................         15.9                10.4              (3.6)
                                                        -------           ----------          --------
Income (loss) before extraordinary item...........        (19.0)              (15.6)              2.8
Extraordinary item................................          -                    .5                -
                                                        -------           ---------             ------
Net income (loss).................................        (19.0%)             (16.1%)             2.8%
                                                        ========          ==========            ======
Other Data:
   EBITDA.........................................         24.0%               20.3%             21.6%
                                                        ========          ===========           ======

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

            Net Sales

            Net sales increased $12.0 million, or 34.3%, from $35.1 million in fiscal 1998 to $47.1 million in fiscal 1999. Approximately $3.6 million, or 30.2%, of the increase represented net sales from fifteen acquisitions during fiscal 1998 which are included for the full year in fiscal 1999 as compared to from their dates of acquisition in fiscal 1998. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. At June 30, 1999, there were approximately 50,400 Company owned and 8,600 customer owned bulk CO2 systems in service, an increase of 12,900, or 28%, over the approximately 39,300 Company owned and 6,800 customer owned bulk CO2 systems in service at the end of fiscal 1998. Increases in net sales due to price increase were insignificant.

            Cost of Products Sold

            Cost of products sold increased by $6.6 million, or 35.8%, from $18.6 million in fiscal 1998 to $25.2 million in fiscal 1999, and increased as a percentage of net sales from 53.0% in fiscal 1998 to 53.6% in fiscal 1999. The dollar increase is attributable to our continued growth. The percentage increase is largely attributable to an increase in bulk CO2 purchases as a percentage of net sales. Bulk CO2 purchases increased by $2.1 million from $4.2 million in fiscal 1998 to $6.3 million in fiscal 1999 and increased as a percentage of net sales from 12.1% to 13.4%. Fully loaded route drivers increased by $2.0 million from $6.2 million in fiscal 1998 to $8.2 million in fiscal 1999 and decreased as a percentage of net sales from 17.7% to 17.5%. Auto and truck expense increased by $1.0 million from $3.2 million in fiscal 1998 to $4.2 million in fiscal 1999 and decreased as a percentage of net sales from 9.2% to 9.0%. Depot expense increased by $476,000 from $1.7 million in fiscal 1998 to $2.2 million in fiscal 1999 and decreased as a percentage of net sales from 4.9% to 4.7%.

            Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased by $1.2 million, or 12.3%, from $9.4 million in fiscal 1998 to $10.6 million in fiscal 1999, and decreased as a percentage of net sales from 26.8% in fiscal 1998 to 22.4% in fiscal 1999. The dollar increase is primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses. The percentage decrease is attributable to economies of scale. Fully loaded marketing, administrative and executive personnel increased by $1.1 million from $5.6 million in fiscal 1998 to $6.7 million in fiscal 1999, and decreased as a percentage of net sales from 16.1% in fiscal 1998 to 14.2% in fiscal 1999. At June 30, 1999, we had operations in 44 states and employed 178 marketing, administrative and executive personnel, and at the end of fiscal 1998, we had operations in 43 states and employed 146 marketing, administrative and executive personnel.

            Depreciation and Amortization

            Depreciation and amortization increased by $3.9 million from $8.9 million in fiscal 1998 to $12.8 million in fiscal 1999. As a percentage of net sales, such expense increased from 25.4% in fiscal 1998 to 27.1% in fiscal 1999. Depreciation expense increased by $2.7 million from $6.0 million in fiscal 1998 to $8.7 million in fiscal 1999 principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense increased from 17.2% in fiscal 1998 to 18.6% in fiscal 1999. Amortization expense increased by $1.2 million from $2.9 million in fiscal 1998 to $4.0 million in fiscal 1999 primarily due to the increase in amortization of deferred lease acquisition costs, deferred charges and goodwill and customer lists resulting from acquisitions. As a percentage of net sales, amortization expense increased from 8.2% in fiscal 1998 to 8.5% in fiscal 1999.

            Operating Loss

            For the reasons described above, operating loss decreased by $365,000, or 20.2%, from $1.8 million in fiscal 1998 to $1.4 million in fiscal 1999, and decreased as a percentage of net sales from 5.2% in fiscal 1998 to 3.1% in fiscal 1999.

            Interest Expense

            Net interest expense increased by $3.9 million from $3.6 million in fiscal 1998 to $7.5 million in fiscal 1999, and increased as a percentage of net sales from 10.4% in fiscal 1998 to 15.9% in fiscal 1999. This increase is attributable to the increased level of long-term and subordinated debt in fiscal 1999 as compared to fiscal 1998.

            During fiscal 1998, $187,000 of deferred financing costs relating to our prior credit facility was written off.

            Net Loss

            For the reasons described above, net loss increased by $3.3 million, or 58.5%, from $5.6 million in fiscal 1998 to $8.9 million in fiscal 1999. No provision for income tax expense in either fiscal 1998 or fiscal 1999 has been made due to historical net losses. At June 30, 1999, we had net operating loss carryforwards for federal income tax purposes of $45.6 million, which are available to offset future federal taxable income through 2014.

            EBITDA

            For the reasons described above, EBITDA increased from $7.1 million in fiscal 1998 to $11.3 million in fiscal 1999, or 59.3%, and increased as a percentage of net sales from 20.3% to 24.0%.

Fiscal Year Ended June 30, 1998 Compared to Fiscal Year Ended June 30, 1997


            Net Sales

            Net sales increased $16.1 million, or 85.2%, from $18.9 million in fiscal 1997 to $35.1 million in fiscal 1998. Approximately $6.1 million of the increase represented net sales resulting from 15 acquisitions during the fiscal year ended June 30, 1998. In addition, approximately $2.9 million of the increase represented net sales from nine acquisitions during fiscal 1997 which are included for the full year in fiscal 1998 as compared to from their dates of acquisition in fiscal 1997. At June 30, 1998, there were approximately 39,300 Company owned bulk systems in service, an increase of 17,400 over the approximately 21,900 Company owned bulk systems in service at the end of fiscal 1997. Of such increase, approximately 7,900 resulted from acquisitions of businesses completed during fiscal 1998 and the remaining 9,500 resulted from internal marketing efforts. Increases in net sales due to price increases were insignificant.

            Cost of Products Sold

            Cost of products sold increased by $9.6 million, or 106.6%, from $9.0 million in fiscal 1997 to $18.6 million in fiscal 1998, and increased as a percentage of net sales from 47.5% in fiscal 1997 to 53.0% in fiscal 1998. This increase was attributable to our expansion into new territories. Fully loaded route drivers increased by $3.2 million from $3.0 million in fiscal 1997 to $6.2 million in fiscal 1998, and increased as a percentage of net sales from 16.0% to 17.7%. The number of depots we operated at June 30, 1998 increased to 65, compared to 38 at June 30, 1997. Depot expense increased by $956,000 from $775,000 in fiscal 1997 to $1.7 million in fiscal 1998, and increased as a percentage of net sales from 4.1% to 4.9%. Auto and truck expense increased by $1.7 million from $1.5 million in fiscal 1997 to $3.2 million in fiscal 1998 and increased as a percentage of net sales from 8.2% to 9.2%. When we open new depots and expand into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. We typically service approximately 350 customers per delivery vehicle in mature markets. In new territories, a delivery vehicle can initially service as few as 100 customers.

            Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased by $3.5 million, or 60.4%, from $5.9 million in fiscal 1997 to $9.4 million in fiscal 1998, and decreased as a percentage of net sales from 30.9% in fiscal 1997 to 26.8% in fiscal 1998. The dollar increase was primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses, as well as the costs of expanding our geographic areas of service. Fully loaded marketing, administrative and executive personnel increased by $2.4 million from $3.2 million in fiscal 1997 to $5.6 million in fiscal 1998, and decreased as a percentage of net sales from 16.9% in fiscal 1997 to 16.1% in fiscal 1998. The percentage decrease is attributable to economies of scale. At June 30, 1997, we had operations in 30 states and at the end of fiscal 1998, we had operations in 43 states.

            Depreciation and Amortization

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

            Operating Loss

            For the reasons described above, operating loss increased by $1.7 million, from $153,000 in fiscal 1997 to $1.8 million in fiscal 1998, and increased as a percentage of net sales from 0.8% in fiscal 1997 to 5.2% in fiscal 1999.

            Interest Expense

            Net interest income in fiscal 1997 was $681,000 compared to net interest expense in fiscal 1998 of $3.6 million. This change is attributable to the decreased level of cash and cash equivalents and the increased level of long-term and subordinated debt in fiscal 1998 as compared to fiscal 1997.

            During fiscal 1998, $187,000 of deferred financing costs relating to our prior credit facility was written off.

            Net Income/Loss

            For the reasons described above, net income in fiscal 1997 was $527,000 compared to a net loss of $5.6 million in fiscal 1998. No provision for income tax expense in either fiscal 1997 or fiscal 1998 has been made due to historical net losses. At June 30, 1998, we had net operating loss carryforwards for federal income tax purposes of $26.2 million, which are available to offset future federal taxable income through 2013.

            EBITDA

            For the reasons described above, EBITDA increased from $4.1 million in fiscal 1997 to $7.1 million in fiscal 1998, or 73.6%, but decreased as a percentage of net sales from 21.6% to 20.3%.

Liquidity and Capital Resources

            Our cash requirements consist principally of (1) capital expenditures associated with purchasing and placing new bulk CO2 systems into service at customers' sites; (2) payments of interest on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. As of June 30, 1999, we anticipated making cash capital expenditures of at least $20.0 million to $40.0 million during each of fiscal 2000 and fiscal 2001, primarily for purchases of bulk CO2 systems that we expect to place into service. Once bulk CO2 systems are placed into service, we generally experience positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to capital expenditures related to internal growth, we review opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

            During fiscal 1999, our capital resources included cash flows from operations, available borrowing capacity under our credit facility and proceeds from the sale of our 12% Senior Subordinated Promissory Notes due 2005 (the "2005 Notes").

             On May 4, 1999, we entered into a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank, South Florida, National Association ("Amended SunTrust Facility"). The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. We are entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.75% to 3.5%, the applicable unused facility fee pursuant to the pricing grid ranges from
 .375% to .50% and the applicable Base Rate margin pursuant to the pricing grid ranges from 0.25% to 2.00%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility. The Amended SunTrust Facility expires May 4, 2002, however, it contains a two year renewal option subject to approval. Additionally, it is collateralized by substantially all of our assets. Drawings pursuant to the Amended SunTrust Facility are limited to availability under a formula predicated upon multiples of EBITDA. We are precluded from declaring or paying any cash dividends and are required to meet certain affirmative and negative covenants, including but not limited to financial covenants. At various dates in the past we have been unable to meet certain covenants and have had to obtain waivers or modifications of terms from our lenders. Although we believe that we will be able to comply with the current provisions of our borrowing arrangements, circumstances may result in our having to obtain waivers or further modifications in the future. We believe that we have an excellent relationship with our lenders.

             Simultaneously with the Amended SunTrust Facility, we sold $10.0 million of our 2005 Notes. Except for their October 31, 2005 maturity date, the 2005 Notes are substantially identical to our 12% Senior Subordinated Promissory Notes due 2004 (the "2004 Notes"). The 2005 Notes were sold with detachable 6-1/2 year warrants to purchase an aggregate of 372,892 shares of our Common Stock at an exercise price of $6.65 per stock unit. In connection with the sale of the 2005 Notes, certain financial covenants governing the 2004 Notes and the 2005 Notes were adjusted as of March 31, 1999 and prospectively and the exercise price for 612,023 warrants issued in connection with the sale of the 2004 Notes was reduced from $12.40 per share to $6.65 per stock unit. Additionally, effective May 4, 1999, the interest rate on the original $30.0 million of Notes increased to 14% per annum and will continue at 14% per annum during any quarter during which certain financial ratios are not met.

            As of June 30, 1999, a total of $43.3 million was outstanding under the Amended SunTrust Facility with interest at three hundred fifty basis points above the 180-day London InterBank Offering Rate ("LIBOR") (8.88% at June 30,
1999).

            Working Capital. At June 30, 1998, we had negative working capital of $3.1 million. At June 30, 1999, we had negative working capital of $455,000.

            Cash Flows from Operating Activities. During fiscal 1998 and fiscal 1999, net cash provided by operating activities was $7.4 million and $4.2 million, respectively. Cash flows from operating activities decreased by $3.2 million during fiscal 1999 compared to fiscal 1998 primarily due to an increase in net loss and a decrease in the change in accounts payable. Net loss increased by $3.3 million from $5.6 million in fiscal 1998 to $8.9 million in fiscal 1999. The increase in accounts payable in fiscal 1998 was $4.5 million and in fiscal 1999 was $105,000.

            Cash Flows from Investing Activities. During fiscal 1999 and fiscal 1998, we made net capital expenditures of $24.0 million and $23.5 million, respectively, primarily for purchases of new bulk CO2 systems and associated installation and direct placement costs. In addition, during fiscal 1998, we made 15 acquisitions and expended cash of $12.4 million.

            Cash Flows from Financing Activities. During fiscal 1999 and fiscal 1998, net cash provided by financing activities was $22.7 million and $18.6 million, respectively. For fiscal 1999 and fiscal 1998, cash flows provided by financing activities were primarily from the issuance of subordinated debt and borrowings under our revolving credit facility.

            We believe that cash from operating activities and available borrowings under the Amended SunTrust Facility will be sufficient to fund proposed operations for at least the next 12 months at our anticipated rate of growth.

Year 2000

            We have conducted a review to identify which of our computer and other business operating systems will be affected by the "Year 2000" problem and have developed a project plan and schedule to solve this issue. Among the functions and systems impacted could be inventory and accounting systems, dispatch and delivery systems, electronic data interchange, and mechanical systems operating everything from office building environmental controls to telephone switches and fax machines. We believe that the costs of modifications, upgrades, or replacements of software, hardware, or capital equipment which would not be incurred but for Year 2000 compatibility requirements have not and will not have a material impact on our financial position or results of operations.

            We are also engaged in communications with our significant business partners, suppliers and customers to determine the extent to which we are vulnerable to such third parties' failure to address their own Year 2000 issues. Our assessment of the impact of Year 2000 issues includes an assessment of our vulnerability to such third parties. We are seeking assurances from our significant business partners, suppliers and customers that their computer applications will not fail due to Year 2000 problems. Nevertheless, we do not control, and can give no assurances as to the substance or success of the Year 2000 compliance efforts of such independent third parties and we believe that there is a risk that certain of these third parties on whom our finances and operations depend will experience Year 2000 problems that could affect our financial position or results of operations. These risks include, but are not limited to, the potential inability of suppliers to correctly or timely provide necessary services, materials and components for our operations; the inability of our customers to timely or correctly process and pay our invoices; and the inability of lenders, lessors or other sources of our necessary capital and liquidity to make funds available to us when required.

            Because we are unaware of any material Year 2000 compliance issues, we lack a Year 2000-specific contingency plan. If Year 2000 compliance issues are discovered, we will evaluate the need for one or more contingency plans relating to such issues. If we are unable to develop and implement appropriate contingency plans, as needed, in a timely manner, we may experience delays in, or increased costs associated with, implementation of changes to address any such issues, which could have material adverse effect on our business, operating results or financial condition.

Inflation

            The modest levels of inflation in the general economy have not affected our results of operations. Additionally, our customer contracts generally provide for annual increases in the monthly rental rate based on increases in the consumer price index. We believe that inflation will not have a material adverse effect on our future results of operations.

            Our bulk CO2 requirements contract with The BOC Group, Inc. provides for annual adjustments in the purchase price for bulk CO2 based upon increases or decreases in the Producer Price Index for Chemical and Allied Products or the average percentage increase in the selling price of bulk merchant carbon dioxide purchased by BOC's large, multi-location beverage customers in the United States, however, such increases are limited to 3% annually until June 2002.

7A.         Quantitative and Qualitative Disclosures About Market Risk.

            As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above, as of June 30, 1999, a total of $43.3 million was outstanding under the Amended SunTrust Facility with interest at three hundred fifty basis points above the 180 day LIBOR rate (8.88% at June 30, 1999). Based upon $43.3 million outstanding under the Amended SunTrust Facility at June 30, 1999, our annual interest cost under the Amended SunTrust Facility would increase by $433,000 for each one percent increase in LIBOR (i.e., from 8.0% to 9.0%).

            In order to reduce our exposure to increases in LIBOR, and consequently to increases in interest payments, on June 9, 1998 we entered into an interest rate swap transaction (the "Swap") with SunTrust Bank, Atlanta, in the amount of $10.0 million (the "Notional Amount"). The effective date of the Swap is September 2, 1998 and it terminates on September 5, 2000. Pursuant to the Swap, we pay a fixed interest rate of 6% per annum and receive a LIBOR-based floating rate. The effect of the Swap is to neutralize any changes in LIBOR on the Notional Amount. If LIBOR decreases below 6% during the period the Swap is in effect, interest payments by us on the Notional Amount will be greater than if we had not entered into the Swap, since by exchanging LIBOR for a fixed interest rate, we would not benefit from falling interest rates on LIBOR, a variable interest rate. We do not enter into speculative derivative transactions or leveraged swap transactions.

8.          Financial Statements and Supplementary Data.

            See page F-1.

9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not applicable.

10.         Directors and Executive Officers of the Registrant.

            The information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 1999 pursuant to Regulation 14A.

11.         Executive Compensation.

            The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 1999 pursuant to Regulation 14A.

12.         Security Ownership of Certain Beneficial Owners and Management.

            The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 1999 pursuant to Regulation 14A.

13.         Certain Relationships and Related Transactions.

            The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 28, 1999 pursuant to Regulation 14A.

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a) The following documents are filed as part of this report:

            (1)         Financial statements.

                        See Index to Financial Statements which appears on page F-1 herein.

            (2)         Financial Statement Schedules

                                    II - Valuation and Qualifying Accounts.

            (3)         Exhibits:

            Exhibit No.         Exhibit
            -----------         -------

            **3.1       --      Amended and Restated  Articles of  Incorporation
                                of the Company.

            *****3.2    --      Articles  of   Amendment   to  the  Articles  of
                                Incorporation of the Company, dated December 18,
                                1995.

            *****3.3    --      Articles  of   Amendment   to  the  Articles  of
                                Incorporation of the Company, dated December 17,
                                1996.

            **3.4       --      Bylaws of the Company.

            *****10.1   --      1995 Stock Option Plan.

            **10.2      --      Directors' Stock Option Plan.

            **10.3      --      Noncompetition Agreement between the Company and
                                Edward M. Sellian, dated November 30, 1995.

            **10.4      --      Lease for 2528 North Tamiami  Trail,  Ft. Myers,
                                Florida,  between  the  Company  and  Edward  M.
                                Sellian.

            ***10.5     --      Lease for 2800 Southeast  Market Place,  Stuart,
                                Florida   between  the  Company  and  Edward  M.
                                Sellian.

            *****10.6   --      Lease for 2820 Southeast  Market Place,  Stuart,
                                Florida   between  the  Company  and  Edward  M.
                                Sellian dated as of February 1, 1998.

            ****10.7    --      Employment  agreement  between  the  Company and
                                Joann Sabatino, dated October 16, 1996.

            *10.8       --      Amended and Restated Revolving Credit Agreement,
                                dated  as of  May  4,  1999  by  and  among  the
                                Company,  SunTrust Bank, South Florida, National
                                Association,    Bank    Austria    Creditanstalt
                                Corporate Finance,  Inc., The Provident Bank and
                                Bank Leumi  Le-Israel  B.M. (the  "Lenders") and
                                SunTrust   Bank,    South   Florida,    National
                                Association,  as  agent  for  the  Lenders  (the
                                "Agent").

            *10.9       --      First  Amendment to Amended and Restated  Credit
                                Agreement dated as of June 16, 1999 by and among the Company, the Lenders and the Agent.

            *****10.10  --      Senior  Subordinated  Note  Purchase  Agreement,
                                dated  as  of  October  31,  1997   between  the
                                Company,  the  Subsidiary   Guarantors  and  the
                                Investors.

            *****10.11  --      Amendment  No.  1 to  Senior  Subordinated  Note
                                Purchase Agreement dated as of November 14, 1997 between the Company, the Subsidiary Guarantors and the Investors.

            *****10.12  --      Amendment  No.  2 to  Senior  Subordinated  Note
                                Purchase  Agreement  dated as of June  30,  1998
                                between the Company, the Subsidiary Guarantors and the Investors.

            *10.13      --      Amendment  No.  3 to  Senior  Subordinated  Note
                                Purchase  Agreement  dated  as of  May  4,  1999
                                between the Company, the Subsidiary Guarantors and the Investors.

            *****10.14  --      Warrant  Agreement  dated as of October 31, 1997
                                among the Company and the Initial Holders.

            *****10.15  --      Amendment No. 1 to Warrant Agreement dated as of
                                November 14, 1997, between the Company and the Initial Holders.

            *10.16      --      Amendment No. 2 to Warrant Agreement dated as of
                                May 4, 1999 between the Company and the Holders.

            *****21     --      Subsidiaries

            *23         --      Consent  of  Margolin,  Winer & Evens LLP to the
                                incorporation  by  reference  to  the  Company's
                                Registration   Statement   on  Form   S-8   (No.
                                333-06705) of the independent auditors' report included herein.

            *27         --      Financial Data Schedule.

            (b)         Reports on Form 8-K

            The Company filed a Form 8-K dated May 4, 1999 reporting an Item 5 event.

---------------------------
*           Included herein.
** Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on November 7, 1995 (Commission File No. 33-99078), as amended.
*** Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on June 7, 1996 (Commission File No. 333-3352).
**** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended June 30, 1997.
***** Incorporated by reference to the Company's Form 10-K for the fiscal year ended June 30, 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NUCO2 INC.

Dated:  September 28, 1999                      /s/ Edward M. Sellian
                                                ------------------------
                                                Edward M. Sellian,
                                                Chairman   of  the  Board  and
                                                Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                         Title                Date
   ---------                         -----                ----


   /s/ Craig L. Burr                Director             September 28, 1999
   ------------------------
   Craig L. Burr


   /s/ Robert L. Frome              Director             September 28,1999
   ------------------------
   Robert L. Frome


   /s/ John A. Kerney               Director             September 28, 1999
   ------------------------
   John A. Kerney


   /s/ Robert Ranieri               Director             September 28, 1999
   ------------------------
   Robert Ranieri


   /s/ Daniel Raynor                Director             September 28, 1999
   ------------------------
   Daniel Raynor


   /s/ Edward M. Sellian            Director             September 28, 1999
   ------------------------
   Edward M. Sellian


   /s/ Joann Sabatino               Chief Financial      September 28, 1999
   ------------------------         Officer
   Joann Sabatino

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page No.

                                   NuCo2 Inc.

Report of Independent Auditors ...........................................F-2

Consolidated Financial Statements:

        Consolidated Balance Sheets as of June 30, 1998 and 1999..........F-3

        Consolidated Statements of Operations for the Fiscal
            Years Ended June 30, 1997, 1998 and 1999......................F-4

        Consolidated Statements of Shareholders' Equity for the
            Fiscal Years Ended June 30, 1997, 1998 and 1999...............F-5

        Consolidated Statements of Cash Flows for the Fiscal
            Years Ended June 30, 1997, 1998 and 1999......................F-6

Notes to Consolidated Financial Statements................................F-8

Schedule II - Valuation and Qualifying Accounts for the Fiscal
        Years Ended June 30, 1997, 1998 and 1999..........................F-19

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
NuCo2 Inc.
Stuart, Florida

We have audited the accompanying consolidated balance sheets of NuCo2 Inc. as of June 30, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuCo2 Inc. as of June 30, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information set forth herein.


                                                     MARGOLIN, WINER & EVENS LLP


Garden City, New York
August 20, 1999

                                   NuCo2 Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                               ASSETS
                                                              (NOTE 5)

                                                                                                June 30,
                                                                                                --------
                                                                                        1998*           1999
                                                                                     -----------    ------------
Current assets:
    Cash and cash equivalents                                                      $     336,510    $   1,579,191
    Trade accounts receivable; net of allowance for doubtful
        accounts of $395,491 and $557,592, respectively                                4,285,158        6,767,716
    Inventories                                                                          211,027          213,605
    Prepaid expenses and other current assets                                            434,784          593,487
                                                                                   -------------    -------------
        Total current assets                                                           5,267,479        9,153,999
                                                                                   -------------    -------------

Property and equipment, net (Note 3)                                                  85,435,933       99,664,890
                                                                                   -------------    -------------

Other assets:
    Goodwill, net                                                                     22,891,846       21,645,293
    Deferred charges, net                                                              2,004,259        2,915,167
    Customer lists, net                                                                3,963,588        2,897,638
    Restrictive covenants, net                                                         2,275,964        1,928,700
    Deferred lease acquisition costs, net                                              2,475,139        3,236,919
    Deposits                                                                             184,059          187,595
                                                                                   -------------    -------------
                                                                                      33,794,855       32,811,312
                                                                                   -------------    -------------
                                                                                   $ 124,498,267    $ 141,630,201
                                                                                   =============    =============


                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt (Note 5)                                  $     139,251    $      96,748
    Accounts payable                                                                   6,596,722        6,701,695
    Accrued expenses                                                                     323,254          747,631
    Accrued interest                                                                     844,153        1,473,704
    Accrued payroll                                                                      476,458          543,924
    Other current liabilities                                                              7,179           45,570
                                                                                   -------------    -------------
        Total current liabilities                                                      8,387,017        9,609,272

Long-term debt, excluding current maturities (Note 5)                                 29,460,614       43,615,025
Subordinated debt (Note 6)                                                            29,728,571       38,748,695
Customer deposits                                                                      1,279,178        1,924,528
                                                                                   -------------    -------------
        Total Liabilities                                                             68,855,380       93,897,520
                                                                                   -------------    -------------

Commitments and contingencies (Note 13)

Shareholders' equity (Note 7):
    Preferred Stock; no par value; 5,000,000 shares authorized;
        none issued                                                                         --               --
    Common Stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 7,216,664 shares at June 30, 1998 and 1999                  7,217            7,217
    Additional paid-in capital                                                        63,809,014       64,831,748
    Accumulated deficit                                                               (8,173,344)     (17,106,284)
                                                                                   -------------    -------------
        Total shareholders' equity                                                    55,642,887       47,732,681
                                                                                   -------------    -------------
                                                                                   $ 124,498,267    $ 141,630,201
                                                                                   =============    =============

*Restated to conform to current year's classifications

See accompanying notes to consolidated financial statements.

                                   NuCo2 Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Years Ended June 30,
                                                                   1997            1998            1999
                                                                   ----            ----            ----

Net sales                                                      $ 18,943,569    $ 35,077,361    $ 47,097,670
                                                               ------------    ------------    ------------

Costs and expenses:
    Cost of products sold                                         8,991,823      18,578,063      25,224,746
    Selling, general and administrative expenses                  5,858,934       9,396,003      10,554,146
    Depreciation and amortization                                 4,246,035       8,912,124      12,762,707
                                                               ------------    ------------    ------------
                                                                 19,096,792      36,886,190      48,541,599
                                                               ------------    ------------    ------------

    Operating  (loss)                                              (153,223)     (1,808,829)     (1,443,929)

Other expenses (income):
    Interest expense                                                884,627       3,809,138       7,524,966
    Interest (income)                                            (1,565,289)       (170,160)        (35,955)
                                                               ------------    ------------    ------------

    Income (loss) before extraordinary item                         527,439      (5,447,807)     (8,932,940)
                                                               ------------    ------------    ------------

Extraordinary item - loss on extinguishment of debt (Note 5)           --           186,945            --
                                                               ------------    ------------    ------------

    Net income (loss)                                          $    527,439    $ (5,634,752)   $ (8,932,940)
                                                               ============    ============    ============



Basic and Diluted EPS

    Income (loss) before extraordinary item                    $       0.07    $      (0.75)   $      (1.24)

    Extraordinary item                                                 --             (0.03)           --
                                                               ------------    ------------    ------------

    Net income (loss)                                          $       0.07    $      (0.78)   $      (1.24)
                                                               ============    ============    ============

    Weighted average number of common and common equivalent shares outstanding

          Basic                                                   7,164,924       7,210,350       7,216,664
                                                               ============    ============    ============

          Diluted                                                 7,317,926       7,210,350       7,216,664
                                                               ============    ============    ============

See accompanying notes to consolidated financial statements.

                                   NuCo2 Inc.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                              Total
                                                  Common Stock            Additional     Accumulated      Shareholders'
                                               Shares       Amount    Paid-In Capital     Deficit             Equity
                                               ------       ------    ---------------     -------             ------

Balance,  June 30, 1996                      7,129,467   $      7,129   $ 63,743,312    $ (3,066,031)   $ 60,684,410
Issuance of 34,289 share's of
    common stock  - exercise of options         34,289             34        152,319            --           152,353
Redemption of warrant                             --             --       (1,143,450)           --        (1,143,450)
Additional expense - secondary
    offering                                      --             --          (59,100)           --           (59,100)
Issuance of 33,962 shares of common
    stock - asset acquisition                   33,962             35        539,962            --           539,997
Net income                                        --             --             --           527,439         527,439
                                          ------------   ------------   ------------    ------------    ------------
Balance, June 30, 1997                       7,197,718          7,198     63,233,043      (2,538,592)     60,701,649
Issuance of 18,835 shares of common
    stock - asset acquisition                   18,835             19        274,972            --           274,991
Issuance of 111 shares of common
    stock - exercise of options                    111           --              999            --               999
Issuance of warrants                              --             --          300,000            --           300,000
Net (loss)                                        --             --             --        (5,634,752)     (5,634,752)
                                          ------------   ------------   ------------    ------------    ------------
Balance , June 30, 1998                      7,216,664          7,217     63,809,014      (8,173,344)     55,642,887
Issuance and repricing of warrants                --             --        1,022,734            --         1,022,734
Net (loss)                                        --             --             --        (8,932,940)     (8,932,940)
                                          ------------   ------------   ------------    ------------    ------------
Balance, June 30, 1999                       7,216,664   $      7,217   $ 64,831,748    $(17,106,284)   $ 47,732,681
                                          ============   ============   ============    ============    ============


See accompanying notes to consolidated financial statements.

                                   NuCo2 Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Years Ended June 30,
                                                                               --------------------
                                                                         1997            1998*           1999
                                                                         ----            -----           ----

Income (loss) before extraordinary item                             $    527,439    $ (5,447,807)   $ (8,932,940)
Extraordinary item - loss on extinguishment of debt                         --          (186,945)           --
                                                                    ------------    ------------    ------------

Net income (loss)                                                        527,439      (5,634,752)     (8,932,940)
Cash flows from operating activities:
   Adjustments to reconcile  net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization of property and equipment      3,130,022       6,045,652       8,743,134
          Amortization of other assets                                 1,116,013       2,866,471       4,019,574
          Loss on disposal of property and equipment                     294,411         499,704       1,109,738
          Write-off of deferred financing costs                             --           186,945            --
          Changes in operating assets and liabilities:
          Decrease (increase) in:
              Trade accounts receivable                                 (735,238)     (2,017,485)     (2,482,558)
              Inventories                                                (33,176)       (115,968)         (2,578)
              Prepaid expenses and other current assets                  108,090        (157,926)       (158,703)
          Increase (decrease) in:
              Accounts payable                                          (712,747)      4,542,532         104,973
              Accrued expenses                                           363,361        (395,794)        424,377
              Accrued payroll                                            (93,592)        243,989          67,466
              Accrued interest                                           193,800         824,585         629,551
              Other current liabilities                                  (50,830)        (41,061)         38,391
              Customer deposits                                          236,392         591,296         645,350
                                                                    ------------    ------------    ------------

              Net cash provided by operating activities                4,343,945       7,438,188       4,205,775
                                                                    ------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                    2,133,776         410,868         104,173
   Purchase of property and equipment                                (16,945,522)    (23,456,104)    (24,048,318)
   Acquisition of businesses                                         (17,692,662)    (12,406,907)         45,460
   Increase in deferred lease acquisition costs                         (914,999)     (1,805,874)     (1,717,579)
   (Increase) decrease in deposits                                       160,500         (79,661)         (3,536)
                                                                    ------------    ------------    ------------

              Net cash used in investing activities                 $(33,258,907)   $(37,337,678)   $(25,619,800)
                                                                    ------------    ------------    ------------


* Restated to conform to current year's classifications.

See accompanying notes to consolidated financial statements.

                                   NuCo2 Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                                Years Ended June 30,
                                                                                --------------------
                                                                         1997            1998           1999
                                                                         ----            ----           ----

Cash flows from financing activities:
   Proceeds from issuance of Common Stock                           $    (59,100)   $       --      $       --
   Net proceeds from issuance of long-term debt
      and subordinated debt                                                 --        21,610,820      24,292,857
   Repayment of long-term debt                                        (1,309,704)       (831,409)       (138,092)
   Increase in deferred charges                                          (53,307)     (2,216,916)     (1,498,059)
   Exercise of warrants and options                                      152,353             999            --
   Redemption of warrant                                              (1,143,450)           --              --
                                                                    ------------    ------------    ------------

              Net cash provided by (used in) financing activities     (2,413,208)     18,563,494      22,656,706
                                                                    ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                     (31,328,170)    (11,335,996)      1,242,681
Cash and cash equivalents, beginning of year                          43,000,676      11,672,506         336,510
                                                                    ------------    ------------    ------------
Cash and cash equivalents, end of year                              $ 11,672,506    $    336,510    $  1,579,191
                                                                    ============    ============    ============

Supplemental disclosure of cash flow information:
      Cash paid during the year for:

      Interest                                                      $    903,729    $  2,966,659    $  6,870,822
                                                                    ============    ============    ============

      Income taxes                                                  $       --      $       --      $       --
                                                                    ============    ============    ============

Supplemental schedule of noncash investing and
      financing activities:
   Acquisition of businesses:
      Fair value of assets acquired                                 $  1,098,718    $ 26,426,234    $       --

      Cost in excess of net assets of businesses acquired                244,000      16,256,879            --

      Liabilities assumed or incurred                                    (56,250)    (30,001,215)           --

      Issuance of Common Stock                                          (539,996)       (274,991)           --
                                                                    ------------    ------------    ------------

             Cash paid                                              $    746,472    $ 12,406,907    $       --
                                                                    ============    ============    ============

      In 1997, the Company purchased equipment and incurred debt in the amount of $11,604.

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

      In 1999, the Company repaid long-term debt in the amount of $5,000,000 with the proceeds of the issuance of subordinated debt. In connection therewith, detachable warrants were issued and original issue discount in the amount of $549,032 was recorded. Additionally, in connection with the repricing of the Company's 2004 warrants, original issue discount in the amount of $473,702 was recorded.

See accompanying notes to consolidated financial statements.

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1  - Description of Business and Summary of Significant Accounting Policies

           (a)     Basis of Presentation

           The consolidated financial statements include the accounts of NuCo2 Inc. and its wholly-owned subsidiary, NuCo2 Acquisition Corp. which was formed during the year ended June 30, 1998 to acquire the stock of Koch Compressed Gases, Inc. (see Note 2). All material intercompany accounts and transactions have been eliminated.

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

               The depreciable lives of property and equipment are as follows:

                                                            Estimated Life
                   Leased equipment                         5-20 years
                   Equipment and cylinders                  3-20 years
                   Vehicles                                 3-5 years
                   Computer equipment                       3-7 years
                   Office furniture and fixtures            5-7 years
                   Leasehold improvements                   lease term

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -   Description  of  Business  and  Summary  of  Significant   Accounting
           Policies - (continued)

               (f)      Other Assets

               Goodwill, Net

               Goodwill, net, represents costs in excess of net assets of businesses acquired and is being amortized on a straight-line basis over twenty years. Accumulated amortization of goodwill was $1,370,779 and $2,582,372 at June 30, 1998 and 1999, respectively. The Company periodically assesses the recoverability of the cost of its goodwill, as well as of its other intangible assets, based on a review of projected undiscounted cash flows of the related operating assets. These cash flows are prepared and reviewed by management in connection with the Company's annual long range planning process.

               Deferred Charges, Net

               Deferred charges, net, consist of the unamortized portion of financing costs which are being amortized over the term of the related indebtedness, ranging from thirty-six to eighty-four months. Accumulated amortization of deferred charges was $417,646 and $1,004,797 at June 30, 1998 and 1999, respectively. Included in the consolidated statements of operations for the year ended June 30, 1998 are extraordinary write-offs of deferred financing fees in connection with the reduction of certain indebtedness.

               Customer Lists, Net

               Customer lists, net, consist of the unamortized portion of customer lists acquired in connection with asset acquisitions which are being amortized over five years, the average life of customer leases. Accumulated amortization of customer lists was $1,380,411 and $2,435,861 at June 30, 1998 and 1999, respectively. The Company's policy is to value customer lists based on the estimated value of future cash flows over the life of the customer lease.

               Restrictive Covenants, Net

               Restrictive covenants, net, consist of covenants not to compete arising in connection with asset acquisitions which are being amortized over their contractual lives ranging from thirty to one hundred and twenty months. Accumulated amortization of restrictive covenants was $353,993 and $701,257 at June 30, 1998 and 1999, respectively. The Company's policy is to value restrictive covenants based on the negotiated contractual value of the restrictive covenant or a third party appraisal.

               Deferred Lease Acquisition Costs, Net

               Deferred lease acquisition costs, net, consist of commissions associated with the acquisition of new leases and are being amortized over the life of the related leases, generally five years. Accumulated amortization of deferred lease acquisition costs was $1,197,756 and $1,932,060 at June 30, 1998 and 1999, respectively. Upon early service termination, the unamortized portion of deferred lease acquisition costs are charged to selling, general and administrative expenses.

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

Note 2 -   Acquisitions

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

               In May 1997, the Company acquired certain assets from two companies, City Carbonic Company, Inc., and the BOC Group, Inc. City Carbonic Company, Inc. operating in Oklahoma, Kansas, Texas and Arkansas, sold assets for an aggregate purchase price of approximately $3,290,000. The BOC Group, Inc. beverage bulk CO2 operations were located in Massachusetts, Pennsylvania and Tennessee and were acquired for an aggregate purchase price of approximately $5,233,000. The Company paid cash for these transactions.

               In June 1997, the Company acquired certain assets of a business operating in Georgia for a purchase price of $1,350,000. The Company paid approximately $750,000 cash, incurred liabilities of $60,000 and issued 33,962 shares of Common Stock at market, for a value of $540,000.

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 -       Acquisitions (continued)


               Effective July 15, 1997, the Company purchased substantially all of the assets of a bulk CO2 company operating in Colorado for a purchase price of $675,000. The purchase price was funded through a borrowing under the Company's credit facility.

               Effective July 31, 1997, the Company purchased certain assets from CC Acquisition Corp. (Carbo Co.) for an aggregate purchase price of $11,000,000. Carbo Co. had operations in Nebraska, Kansas, Oklahoma, Iowa, Missouri, Arkansas and South Dakota. The Company funded $5,000,000 through a borrowing under its credit facility and paid cash for the balance.

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

               Effective December 2, 1997, the Company purchased certain assets from four related carbonic gas distributors, Miller Carbonic Systems Co. Inc., Miller Carbonic, Inc., Carbonic National Systems, Inc., and Carbonic Gas Service, Inc., operating primarily in Illinois, Indiana, Wisconsin and Michigan for an aggregate purchase price of $11,150,000. The Company paid approximately $4,650,000 cash and funded $6,500,000 through a borrowing under the Company's SunTrust Facility (see Note 5).

               Effective December 2, 1997, the Company purchased certain assets of a bulk CO2 company with operations in Kansas for a purchase price of approximately $990,000. The purchase price was funded through a borrowing under the Company's SunTrust Facility (see Note 5).

               Effective January 23, 1998, the Company purchased substantially all of the assets of a bulk CO2 company operating in California for a purchase price of $4,500,000. The purchase price was funded through a borrowing under the Company's SunTrust Facility (see Note 5).

               Effective March 2, 1998, the Company purchased certain assets from Florida Carbonic Distributor, Inc., a carbonic gas distributor operating in Florida for a purchase price of $6,300,000. The purchase price was funded through a borrowing under the Company's SunTrust Facility (see Note 5).

               In March, 1998, the Company purchased certain assets from three unrelated carbonic gas distributors with operations in Texas, Maine and Alabama for an aggregate purchase price of $406,000. The Company paid cash for these transactions.

               The Company did not consumate any acquisitions during the fiscal year ended June 30, 1999.

               These  acquisitions  were accounted for by the purchase method of accounting and, accordingly, the purchase prices and direct costs of the acquisitions have been allocated to the respective assets and liabilities of the acquired companies based upon their estimated fair market values at the date of acquisition. This resulted in goodwill of approximately $4,732,000 and $16,257,000 in the two years ended June 30, 1998, respectively, which is being amortized on a straight-line basis over twenty years. The results of operations of the acquired companies are included in the Company's consolidated financial statements since the effective date of the acquisitions.

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -   Acquisitions (continued)

               The  following  summarized,   unaudited,  pro  forma  results  of
operations assume that the acquisitions described above occurred as of the beginning of the earliest year presented:

                                                        Year Ended June 30,
                                                        -------------------
                                                     1997              1998
                                                     ----              ----

Net sales                                      $  33,104,161       $ 39,078,542
(Loss) before extraordinary item                  (1,751,557)        (6,133,862)
Net (loss)                                        (1,751,557)        (6,320,807)
Net (loss) per common share                            (0.24)             (0.88)


Note 3 -   Property and Equipment, Net

           Property and equipment, net consists of the following:

                                                         June 30,
                                                         --------
                                                   1998              1999
                                                   ----              ----
           Leased equipment                  $ 77,378,765       $  95,925,286
           Equipment and cylinders             12,126,813          13,939,944
           Systems held for installation        3,925,539           5,150,513
           Vehicles                               622,092             448,363
           Computer equipment                   1,516,153           2,062,704
           Office furniture and fixtures          997,142           1,216,246
           Leasehold improvements               1,039,442           1,484,856
           Construction in progress               221,999                --
                                             ------------      --------------
-                                              97,827,945         120,227,912
           Less accumulated depreciation
           and amortization                    12,392,012          20,563,022
                                             ------------     ---------------

                                             $ 85,435,933       $  99,664,890
                                             ============     ===============

               Capitalized component parts and direct costs associated with installation of equipment leased to others included in leased equipment was $12,429,913 and $19,417,952 at June 30, 1998 and 1999, respectively. Accumulated depreciation and amortization of these costs were $3,525,574 and $6,332,121 at June 30, 1998 and 1999, respectively.

               Depreciation and amortization of property and equipment was $3,130,022, $6,045,652 and $8,743,134 for the years ended June 30, 1997, 1998, and 1999, respectively.

Note 4 -   Leases

               The Company leases equipment to its customers generally pursuant to five-year noncancelable operating leases which expire on varying dates through June 2005. At June 30, 1999, future minimum rentals due from customers which includes, where applicable, a continuous supply of CO2 (see Note 1(g)), are approximately as follows:

                     Year Ending June 30,

                     2000                       $   31,935,000
                     2001                           28,932,000
                     2002                           24,973,000
                     2003                           17,226,000
                     2004                            9,064,000
                     Thereafter                      5,295,000
                                                --------------
                                                $  117,425,000
                                                ==============

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 -   Long-Term Debt

               Long-term debt consists of the following:

                                                                                              June 30,
                                                                                         1998            1999
Note payable to bank under credit  facility.  Drawings at June 30, 1999 are at
     LIBOR rates plus 3.5% (8.8831%). Drawings at June 30, 1998 are at 6 month
     LIBOR rates plus 2.25%. (7.875% to 8.00%) (a)                                   $ 29,000,000     $ 43,250,000
Note payable  assumed in connection  with the acquisition of the stock of Koch of $388,082, principal and interest (9%) payments of $4,413 through April
     2003 and $5,405 from May 2003 through April 2008.                                    375,741          355,788
Various notes payable                                                                     224,124          105,985
                                                                                     ------------     ------------
                                                                                       29,599,865       43,711,773
Less current maturities of long-term debt                                                 139,251           96,748
                                                                                     ------------     ------------
     Long-term debt, excluding current maturities                                    $ 29,460,614     $ 43,615,025
                                                                                     ============     ============



               (a) On May 4, 1999, the Company entered into a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank, South Florida, N.A. ("Amended SunTrust Facility"). The Amended SunTrust Facility amended and restated the Company's existing $50.0 million syndicated facility which had been entered into in October 1997. As of June 30, 1999, $31.75 million is available under the Amended SunTrust Facility. The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA (as defined). The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.75% to 3.5%. The applicable unused facility fee pursuant to the pricing grid ranges from .375% to .50%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility on May 4, 2002; there is, however, a two year renewal option subject to approval. The Amended SunTrust Facility is collateralized by substantially all of the assets of the Company. The Company is precluded from declaring or paying any cash dividends and is required to meet certain affirmative and negative covenants including, but not limited to, financial covenants. Pursuant to the Amended SunTrust Facility, drawings are limited to availability under a formula predicated upon multiples of EBITDA.

               On June 9, 1998, the Company entered into an interest rate swap transaction (the "Swap") with SunTrust Bank, Atlanta, in the amount of $10.0 million (the "Notional Amount"). The effective date of the Swap is September 2, 1998 and terminates on September 5, 2000. Pursuant to the Swap, the Company pays a fixed interest rate of 6% per annum and receives a LIBOR-based floating rate.

               The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 1999 are as follows:

                       Year Ending June 30,
                                   2000                     $         96,748
                                   2001                               33,495
                                   2002                           43,286,638
                                   2003                               40,073
                                   2004                               43,826
                                   Thereafter                        210,993
                                                            ----------------
                                                            $     43,711,773
                                                            ================
Extraordinary item - loss on extinguishment of debt

                During the year ended June 30, 1998, the Company incurred an extraordinary charge of $186,945, for the write-off of deferred financing costs in connection with the early repayment of debt.

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -    Subordinated Debt

                In October 1997, the Company issued $30.0 million of its 12% Senior Subordinated Promissory Notes ("Notes") with interest only payable semi-annually on April 30 and October 31, due October 31, 2004. The Notes were sold with detachable seven year warrants to purchase an aggregate of 655,738 shares of the Company's Common Stock at an exercise price of $16.40 per share. The effective rate of the Notes is 12.1% per annum after giving effect to the amortization of the original issue discount. The Company is required to meet certain affirmative and negative covenants. Additionally, NationsBanc Montgomery Securities, Inc., the placement agent, received a warrant to purchase an aggregate of 30,000 shares of the Company's Common Stock at an exercise price of $14.64 per share which expires on October 31, 2004.

                On May 4, 1999, the Company sold an additional $10.0 million of its 12% Senior Subordinated Promissory Notes ("Additional Notes"). Except for their October 31, 2005 maturity date, the Additional Notes are substantially identical to the Notes described above. The Additional Notes were sold with detachable 6-1/2 year warrants to purchase an aggregate of 372,892 shares of Common Stock at an exercise price of $6.65 per share. In connection with the sale of the Additional Notes, certain financial covenants governing the Notes and the Additional Notes were adjusted as of March 31, 1999 and prospectively and the exercise price of 612,023 of the warrants issued in connection with the sale of the Notes was reduced to $6.65 per share. The effective rate of the Additional Notes is 13.57% per annum after giving effect to the amortization of the original issue discount. Additionally, effective May 4, 1999, the interest rate on the original $30.0 million of Notes increased to 14% and will continue at 14% during any quarter which certain financial ratios are not met.

Note 7  -   Shareholders' Equity

                (a)      Non-Qualified Stock Options and Warrants

                In June 1995, the Company granted a ten year warrant to purchase 84,917 shares of Common Stock at $5.00 per share to the Company's then current lending institution in connection with a refinancing. As of June 30, 1999 the warrant is outstanding.

                In June 1995, the Company granted options to purchase 67,934 shares of Common Stock at $4.40 per share to certain officers and employees. In June and July 1996, these options were exercised. Proceeds to the Company from the exercise of these stock options in fiscal 1997 aggregated $149,455.

                In connection with the Company's Initial Public Offering in December 1995, representatives of the Underwriters received warrants to purchase up to an aggregate of 110,000 shares of Common Stock. Such warrants are exercisable for a period of five years, at an exercise price of $10.80 per share. In July 1996, the Company redeemed and canceled a warrant issued to one of the representatives of the underwriters to purchase 77,000 shares of Common Stock for $1,143,450. This amount represented the approximate market value of such warrant on the date of redemption.

                In May 1997, the Company granted a warrant to purchase 1,000,000 shares of Common Stock to BOC pursuant to the supply agreement (see Note 13c). The warrant is exercisable from May 1, 1999 to May 1, 2002 at an exercise price of $17 per share and from May 1, 2002 until April 30, 2007 at an exercise price of $20 per share.

                (b)      Stock Option Plans

                The board of directors adopted the 1995 Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 850,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options, or both. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's Common Stock at the date of the grant, and the exercise price of non-qualified stock options issued to employees may not be less than 75% of the fair market value of the Company's Common Stock at the date of the grant. The maximum term for all options is 10 years. Options granted to date vest in three to five installments over periods of three to four and one-half years. As of June 30, 1997, 1998 and 1999, options for 41,437 shares, 105,900 shares and 277,307 shares are exercisable, respectively. The weighted-average fair value per share of options granted during the years ended June 30, 1997, 1998 and 1999 were $2.93, $2.81 and $2.20, respectively. As of
June 30, 1999, the weighted-average remaining life of the options was 6.9 years.

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7  -   Shareholders' Equity (continued)


        The following  table  summarizes the  transactions  pursuant to the 1995
Plan.


                                                                             Weighted-Average
                                                 Shares       Exercise Price  Exercise Price
                                                 ------       --------------  --------------
        Outstanding at June 30, 1996            130,651          $9-$17.50      $13.88
        Granted                                 222,500             $11.25      $11.25
        Expired or canceled                       6,225           $9-11.25       $9.31
        Exercised                                   322                 $9          $9
                                                -------      -------------    --------
        Outstanding at June 30, 1997            346,604          $9-$17.50      $12.28
        Granted                                 341,500      $10.25-$11.28      $10.43
        Expired or canceled                      77,067          $9-$17.50      $17.29
        Exercised                                   111                 $9          $9
                                                -------      -------------    --------
        Outstanding at June 30, 1998            610,926          $9-$11.28      $10.61
        Granted                                 214,500           $5.50-$7       $5.74
        Expired or canceled                      21,200          $9-$11.25      $10.40
                                                -------      -------------    --------
        Outstanding at June 30, 1999            804,226       $5.50-$11.28       $9.32
                                                =======      =============    ========

        The board of directors of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. The maximum term for all options is ten years. As of June 30, 1997, 1998 and 1999 options for 8,000 shares, 14,000 shares and 8,000 shares were currently exercisable and options for 24,000 shares, 22,000 shares and 30,000 shares were outstanding. No options have been exercised under the Directors' Plan. The weighted-average fair value per share of options granted during the years ended June 30, 1998 and 1999 were $4.11 and $2.58, respectively. During the fiscal years ended June 30, 1998 and 1999, 6,000 options and 18,000 options were granted, respectively. No options were granted during the year ended June 30, 1997. As of June 30, 1999, the weighted-average remaining life of the options was 8.7 years.

            Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for stock options. The Statement allows an entity to continue to measure cost using the accounting method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997, 1998 and 1999; expected volatility of 39% to 40%, risk-free interest rate of 4.3% to 6.5%, expected dividend yield of 0% and expected lives of one to five years. The Company adopted SFAS 123 in fiscal year ended June 30, 1997 and presents the following pro forma disclosures rather than change its present method of accounting for employee stock options:


                                                                          Year Ended June 30,
                                                                          -------------------
                                                                     1997        1998              1999
                                                                     ----        ----              ----
        Net income (loss) available to common shareholders       $  27,439   $ (5,974,752)    $   (9,462,940)

                Net income (loss) per common share               $    0.01   $      (0.83)    $        (1.31)
                                                                 =========   ============     ===============

                Weighted average number of common and
                    common equivalent shares outstanding         7,302,662      7,210,350          7,216,664
                                                                ==========   ============     ==============

                The pro forma adjustment for stock based compensation costs under SFAS 123 for the years ending 1997, 1998 and 1999 is approximately $500,000, $340,000 and $530,000, respectively. No stock based compensation was recognized in the financial statements pursuant to APB Opinion No. 25.

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 -    Earnings per Share

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

        Earnings per share of Common Stock for the year ended June 30, 1997 has been restated to conform to the guidelines of Statement 128.


        Following is a reconciliation of the numerator and denominator of the basic and diluted per share computations for income from continuing operations for the year ended June 30, 1997.


                                                            Weighted          Per-Share
                                              Net Income    Average Shares     Amount
                                              ----------    --------------     ------

Basic EPS

Income available to common shareholders      $   527,439      7,164,924       $  0.07
Effect of dilutive options and warrants             -           153,002           -
                                             -----------      ---------       -------
Diluted EPS                                  $   527,439      7,317,926       $  0.07
                                             ===========      =========       =======

                Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the years ended June 30, 1998 and 1999 were 136,972 shares and 52,668 shares, respectively. These shares were not included in diluted EPS because they would have been antidilutive. Additionally, options and warrants to purchase 1,075,000 shares, 655,738 shares and 36,000 shares for $17.00-$17.50 per share, $16.40 per share and $12.50-$14.64 per share, respectively, and options and warrants to purchase 1,043,715 shares, 321,810 shares and 350,416 shares for $16.40-$17.00 per share, $11.00-$14.64 per share and $8.94-$10.80 per share, respectively, were outstanding during all or a portion of the years ended June 30, 1998 and 1999, respectively, but were not included in the computation of diluted EPS because the options and warrants exercise price was greater than the average market price of the common shares.

Note 9 -    Income Taxes

                The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:


                                                                                   June 30,
                                                                       1998                 1999
                 Deferred tax assets:
                        Allowance for doubtful accounts              $   111,000       $   209,600
                        Amortization expense                             269,900           512,500
                        Other                                              4,200            10,900
                        Net operating loss carryforwards               9,862,700        17,143,400
                                                                     -----------        ----------
                              Total gross deferred tax assets         10,247,800        17,876,400
                 Less valuation allowance                             (2,766,200)       (6,236,400)
                                                                     -----------       -----------
                        Net deferred tax assets                        7,481,600        11,640,000
                                                                     -----------       -----------
                 Deferred tax liabilities:
                        Depreciation expense                          (7,481,600)      (11,640,000)
                                                                     -----------       -----------
                              Total gross deferred tax liabilities    (7,481,600)      (11,640,000)
                                                                     -----------       -----------
                Net deferred taxes                                   $      -         $       -
                                                                     ===========       ===========

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 -    Income Taxes  (continued)


        At June 30, 1999, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $45,600,000 which are available to offset future Federal taxable income, if any, in varying amounts through June 2014. The net change in the total valuation allowance for the years ended June 30, 1998 and 1999 was an increase of $2,129,800 and $3,470,200, respectively.


Note 10 -   Related Party Transactions

                The Company entered into leases with the chairman of the board and chief executive officer for certain warehouse/depots and office facilities with annual rentals of approximately:


                          Year Ending June 30,
                                   2000                  $         276,000
                                   2001                            235,000
                                   2002                            109,000
                                   2003                             60,000
                                   2004                               -
                                                            --------------
                                                         $         681,000
                                                            ==============

                Rental expense was $166,549, $246,551 and $274,711 in 1997, 1998 and 1999, respectively, under these leases.

Note 11 -   Lease Commitments

                The Company leases office equipment, trucks and warehouse/depot and office facilities under operating leases (including related party leases, see Note 10) that expire at various dates through June 2006. Primarily all of the leases contain renewal options and escalations for real estate taxes, common charges, etc. Future minimum lease payments under noncancelable operating leases (that have initial noncancelable lease terms in excess of one year) are as follows:

                          Year Ending June 30,
                                   2000                  $         4,293,000
                                   2001                            3,954,000
                                   2002                            3,559,000
                                   2003                            2,412,000
                                   2004                            1,115,000
                                   Thereafter                        257,000
                                                            ----------------
                                                         $        15,590,000
                                                            ================

                Total rental expense under noncancelable operating leases was approximately $1,413,000, $3,284,000 and $4,386,142 in 1997, 1998 and 1999,
respectively.

Note 12 -   Concentration of Credit and Business Risks

                The Company's business activity is with customers located within the United States. For the years ended June 30, 1997, 1998 and 1999 the Company's sales to customers in the food and beverage industry were approximately 98%, 99% and 99%, respectively.

                There were no customers that accounted for greater than 5% of total sales for the three years ended June 30, 1999, nor were there any customers that accounted for greater than 5% of total accounts receivable at June 30, 1998 or 1999.

                The Company purchases new bulk CO2 systems from the two major manufacturers of such systems. The inability of both or either of these manufacturers to deliver new systems to the Company could cause a delay in the Company's ability to fulfill the demand for its services and a possible loss of sales, which could affect operating results adversely.

                                   NuCo2 Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 -   Commitments and Contingencies

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

 Note 14 -  Disclosures about Fair Value of Financial Instruments

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

                The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                      June 30,
                                                                      --------
                                                              1998               1999
                                                            -------            --------

                                                            Carrying Amount   Carrying Amount
                                                            and Fair Value    and Fair Value
                                                            --------------    --------------

             Cash and cash equivalents                       $   336,510      $ 1,579,191
             Long-term debt, including current maturities     29,599,865       43,711,773
             Subordinated debt                                29,728,571       38,748,695

                   As of June 30, 1998 and 1999, the fair value of the Company's interest rate swap (see Note 5) was not material.

                                   NuCo2 Inc.
                                   Schedule II
                        Valuation and Qualifying Accounts


                                    Column B     Column C - Additions       Column D       Column E
                                    --------     --------------------       --------       --------
                                    Balance at   Charge to
                                   beginning of  costs and  Charged to                      Balance at
                                     period      expenses  other accounts   Deductions     end of period
                                     ------      --------  --------------   ----------     -------------
Year ended June 30, 1997
   Allowance for doubtful accounts   $210,629   $143,210   $   --            $240,785        $113,054
Year ended June 30, 1998
   Allowance for doubtful accounts   $113,054   $450,871   $ 43,276(1)       $211,710        $395,491
Year ended June 30, 1999
   Allowance for doubtful accounts   $395,491   $665,219   $   --            $503,118        $557,592


(1) Initial reserve of acquired company