Form 10-Q
period 1999-09-30
NUCO2 INC /FL
filed 1999-11-10
CIK 947577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________

                         Commission file number 0-27378

                                   NuCo2 Inc.
             (Exact Name of Registrant as Specified in Its Charter)


     Florida                                                    65-0180800
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
or Organization)                                             Identification No.)

2800 Southeast Market Place, Stuart, FL                              34997
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code:    (561) 221-1754


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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

          Class                                Outstanding at September 30, 1999
          -----                               ----------------------------------
Common Stock, $.001 par value                            7,216,664 shares

                                   NUCO2 INC.

                                      INDEX
                                      -----

     PART I.     FINANCIAL INFORMATION

     ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                 Consolidated  Balance  Sheets as of  September  30,          3
                    1999 and June 30, 1999

                 Consolidated Statements of Operations for the Three          4
                    Months Ended  September 30, 1999 and September
                    30, 1998

                 Consolidated Statement of Shareholders' Equity for           5
                    the Three Months Ended  September 30, 1999

                 Consolidated Statements of Cash Flows for the Three Months   6
                    Ended September 30, 1999 and September 30, 1998

                 Notes to Consolidated Financial Statements                   7

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      10
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                     15
                    ABOUT MARKET RISK

     PART II.    OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                             15

     SIGNATURES                                                               16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                   NUCO2 INC.

                           CONSOLIDATED BALANCE SHEETS

                                                    ASSETS
                                                    ------

                                                                               September 30, 1999        June 30, 1999
                                                                               ------------------        -------------
                                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                                                     $       389,733        $     1,579,191
   Trade accounts receivable; net of allowance for doubtful
      accounts of $647,077 and $557,592,  respectively                                 6,561,770              6,767,716
   Inventories                                                                           223,777                213,605
   Prepaid expenses and other current assets                                           1,392,000                593,487
                                                                                   -------------          -------------
        Total current assets                                                           8,567,280              9,153,999
                                                                                   -------------          -------------
Property and equipment, net                                                          101,866,822             99,664,890
                                                                                   -------------          -------------
Other assets:
   Goodwill, net                                                                      21,342,446             21,645,293
   Deferred charges, net                                                               2,745,983              2,915,167
   Customer lists, net                                                                 2,633,783              2,897,638
   Restrictive covenants, net                                                          1,841,884              1,928,700
   Deferred lease acquisition costs, net                                               3,313,965              3,236,919
   Deposits                                                                              187,358                187,595
                                                                                   -------------          -------------
                                                                                      32,065,419             32,811,312
                                                                                   -------------          -------------
                                                                                 $   142,499,521        $   141,630,201
                                                                                   =============          =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                          ------------------------------------
Current liabilities:
   Current maturities of long-term debt                                          $        99,475        $        96,748
   Accounts payable                                                                    8,573,753              6,701,695
   Accrued expenses                                                                       40,325                747,631
   Accrued interest                                                                    2,294,987              1,473,704
   Accrued payroll                                                                       630,038                543,924
   Other current liabilities                                                              46,950                 45,570
                                                                                   -------------          -------------
      Total current liabilities                                                       11,685,528              9,609,272

Long-term debt, excluding current maturities                                          44,575,154             43,615,025
Subordinated debt                                                                     38,803,817             38,748,695
Customer deposits                                                                      2,082,763              1,924,528
                                                                                   -------------          -------------
        Total liabilities                                                             97,147,262             93,897,520
                                                                                   -------------          -------------

Commitments and contingencies

Shareholders' equity:
   Preferred Stock; no par value; 5,000,000 shares authorized;
      none issued                                                                        -                      -
   Common stock; par value $.001 per share; 30,000,000 authorized;
      issued and outstanding 7,216,664 shares at September 30, 1999
      and June 30, 1999                                                                    7,217                  7,217
   Additional paid-in capital                                                         64,831,748             64,831,748
   Accumulated deficit                                                               (19,486,706)           (17,106,284)
                                                                                   --------------         --------------
        Total shareholders' equity                                                    45,352,259             47,732,681
                                                                                   -------------          -------------
                                                                                 $   142,499,521        $   141,630,201
                                                                                   =============          =============

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                               September 30, 1999      September 30, 1998
                                                                               ------------------      ------------------
Net Sales                                                                        $   13,594,577           $  10,863,493

Costs and expenses:
   Cost of products sold                                                              6,996,345               5,752,090
   Selling, general and administrative expenses                                       2,929,258               2,445,792
   Depreciation and amortization                                                      3,614,635               2,845,719
                                                                                  -------------             -----------
                                                                                     13,540,238              11,043,601
                                                                                  -------------             -----------

   Operating Income (Loss)                                                               54,339                (180,108)

   Interest expense net                                                               2,434,761               1,560,983
                                                                                  -------------             -----------

   Net (loss)                                                                    $   (2,380,422)           $ (1,741,091)
                                                                                  ==============            ============

Basic and Diluted EPS:

   Net (loss)                                                                    $        (0.33)           $      (0.24)
                                                                                  =============             ============

   Weighted average number of common and common equivalent shares outstanding

      Basic and Diluted                                                               7,216,664               7,216,664
                                                                                  =============             ===========

                                   NUCO2 INC.


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                          Additional                          Total
                                               Common Stock                Paid-in         Accumulated     Shareholders'
                                           Shares         Amount           Capital           Deficit          Equity
                                           ------         ------          ----------       -----------    --------------
Balance, June 30, 1999                   7,216,664     $   7,217       $   64,831,748    $ (17,106,284)  $   47,732,681

Net (loss)                                   -                -               -              (2,380,422)     (2,380,422)
                                        ----------      --------         ------------     --------------   -------------

Balance, September 30, 1999              7,216,664     $   7,217       $   64,831,748    $ (19,486,706)  $   45,352,259
                                        ==========      ========         ============     =============    ============

                                       5

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                September 30, 1999     September 30, 1998*
                                                                                ------------------     -------------------
Cash flows from operating activities:

   Net (loss)                                                                    $    (2,380,422)        $   (1,741,091)

   Adjustments  to  reconcile  net  (loss)  to net cash  provided by  operating activities:
           Depreciation and amortization of property and equipment                     2,496,860              1,937,502
           Amortization of other assets                                                1,117,774                908,217
           Loss on disposal of property and equipment                                      7,134                 (3,959)
           Loss on abandonment                                                           198,163                157,221
           Changes in operating assets and liabilities:
           Decrease (increase) in:
              Trade accounts receivable                                                  205,946             (1,871,934)
              Inventories                                                                (10,172)                (6,099)
              Prepaid expenses and other current assets                                 (798,514)              (342,913)
           Increase (decrease) in:
              Accounts payable                                                         1,872,058              2,200,182
              Accrued expenses                                                          (707,306)                99,013
              Accrued payroll                                                             86,114                 15,904
              Accrued interest                                                           821,283                880,499
              Other current liabilities                                                    1,381                 41,138
              Customer deposits                                                          158,234                223,504
                                                                                   -------------           ------------

              Net cash provided by operating activities                                3,068,533              2,497,184
                                                                                   -------------           ------------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                                        1,650                 26,130
   Purchase of property and equipment                                                 (4,875,303)            (7,069,137)
   Acquisition of businesses                                                                -                    30,500
   (Decrease) in deposits                                                                    238                (50,392)
   Increase in deferred lease acquisition costs                                         (362,175)              (345,132)
                                                                                   -------------           -------------
        Net cash (used in) investing activities                                       (5,235,590)            (7,408,031)
                                                                                   -------------           -------------

Cash flows from financing activities:
   Repayment of long-term debt                                                           (37,144)               (22,671)
   Proceeds from issuance of long-term debt and subordinated debt                      1,055,123              5,000,000
   Increase in deferred charges                                                          (40,380)                (1,750)
                                                                                   --------------          -------------
      Net cash provided by financing activities                                          977,599              4,975,579
                                                                                   -------------           ------------

Net decrease (increase) in cash and cash equivalents                                  (1,189,458)                64,732
Cash and cash equivalents at the beginning of period                                   1,579,191                336,510
                                                                                   -------------           ------------
Cash and cash equivalents at the end of period                                   $       389,733         $      401,242
                                                                                   =============           ============

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
      Interest                                                                   $    1,590,995          $      678,103
                                                                                   ============            ============
      Income taxes                                                               $       -               $        -
                                                                                   ============            ============


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

The financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the consolidated financial statements for the fiscal year ended June 30, 1999 included in Form 10-K filed with the Securities and Exchange Commission.

All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1999. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.


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

Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three months ended September 30, 1998 were 32,961. These shares were not included in diluted EPS because they would have been antidilutive for such period. Additionally, options and warrants to purchase 1,073,715 shares, 873,433 shares and 408,436 shares for $14.64-$17.00 per share,
$11.25-$12.50 per share and $8.938-$11.00 per share, respectively, were outstanding during the three months ended September 30, 1998, but were not included in the computation of diluted EPS because the options and warrants exercise price was greater than the average market price of the Common Stock.

Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three months ended September 30, 1999 were 162,213. These shares were not included in diluted EPS because they would have been antidilutive for such period. Additionally, options and warrants to purchase 1,073,715 shares, 255,310 shares and 385,416 shares for $14.64-$17.00 per share, $11.25-$12.50 per share and $8.938-$11.00 per share, respectively, were outstanding during the three months ended September 30, 1999, but were not included in the computation of diluted EPS because the options and warrants exercise price was greater than the average market price of the Common Stock.

NOTE 3.  LONG-TERM DEBT
-------  --------------

        The Company has a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank, South Florida, N.A. ("Amended SunTrust Facility"). The Amended SunTrust Facility amended and restated the Company's existing $50.0 million revolving credit facility which had been entered into in October 1997. The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.75% to 3.5%. The applicable unused facility fee pursuant to the pricing grid ranges from 0.375% to 0.50%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility on May 4, 2002; there is, however, a two year renewal option subject to approval. The Amended SunTrust Facility is collateralized by substantially all of the assets of the Company. The Company is precluded from declaring or paying any cash dividends and is required to meet certain affirmative and negative covenants including, but not limited to, financial covenants. Pursuant to the Amended SunTrust Facility, drawings are limited to availability under a formula predicated upon multiples of EBITDA.

        A total of $44.25 million was outstanding pursuant to the Amended SunTrust Facility with interest from 8.74% to 8.88% per annum as of September 30, 1999.

        As of September 30, 1999, the Company maintained an interest rate swap transaction (the "Swap") with SunTrust Bank, Atlanta, in the amount of $10.0 million (the "Notional Amount"). The effective date of the Swap is September 2, 1998 and it terminates on September 5, 2000. Pursuant to the Swap, the Company pays a fixed rate of 6% per annum and receives a LIBOR-based floating rate.


NOTE 4.  SUBORDINATED DEBT
-------  -----------------

Represents unsecured Senior Subordinated Promissory Notes ("Notes") with interest only at 12% per annum payable semi-annually on April 30 and October 31, due October 31, 2004. The Notes were sold with detachable seven year warrants to purchase an aggregate of 655,738 shares of Common Stock at an exercise price of $16.40 per stock unit. In July 1998, the agreement governing the Notes was amended to adjust certain financial covenants as of June 30, 1998 and prospectively. In exchange for the amendment, the exercise price for 612,023 warrants was reduced to $12.40 per stock unit. Additionally, NationsBanc Montgomery Securities, Inc., the placement agent, received a warrant to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $14.64 per share which expires on October 31, 2004.

        On May 4, 1999, the Company sold an additional $10.0 million of its Senior Subordinated Promissory Notes ("Additional Notes"). Except for their October 31, 2005 maturity date, the Additional Notes are substantially identical to the Notes. The Additional Notes were sold with detachable 6-1/2 year warrants to purchase an aggregate of 372,892 shares of Common Stock at an exercise price of $6.65 per stock unit. In connection with the sale of the Additional Notes, certain financial covenants governing the Notes and the Additional Notes were adjusted as of March 31, 1999 and prospectively and the exercise price for 612,023 of the warrants issued in connection with the sale of the Notes was reduced to $6.65 per stock unit. Additionally, effective May 4, 1999, the interest rate on the original $30.0 million of Notes increased to 14% and will continue at 14% during any quarter during which certain financial ratios are not met.


NOTE 5.  STOCK OPTION PLAN
-------  -----------------

In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 850,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options. The exercise price of incentive options must be at least equal to 100% of the fair market value of the Common Stock at the date of the grant, and the exercise price of non-qualified stock options may not be less than 75% of the fair market value of the Common Stock at the date of the grant. The maximum term for all options is 10 years. Options granted to date vest in three to five installments over periods of three to four and one-half years. As of September 30, 1998 and 1999, options for 105,213 shares and 287,974 shares were exercisable, respectively.

        The following  table  summarizes the  transactions  pursuant to the 1995
Plan.

                                                                                         Weighted-Average
                                          Shares               Exercise Price              Exercise Price
                                          ------               --------------            ----------------
Outstanding at June 30, 1998               610,926                 $9-$11.28                   $10.61
Granted                                    214,500                  $5.50-$7                    $5.74
Expired or canceled                         21,200                 $9-$11.25                   $10.40
                                         ---------              ------------                 --------
Outstanding at June 30, 1999               804,226              $5.50-$11.28                    $9.32
Granted                                          0                         0                        0
Expired or canceled                          2,500              $5.50-$11.25                    $8.95
                                         ---------             -------------                 --------
Outstanding at September 30, 1999          801,726              $5.50-$11.28                    $9.32
                                         =========             =============                 ========

        In 1995, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company has reserved 60,000 shares of Common Stock. Under the terms of the Directors' Plan each non-employee director receives options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director receives an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock at the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. The maximum term for all options is ten years. As of September 30, 1998 and 1999, options to purchase 12,000 shares and 8,000 shares were exercisable and options for 26,000 and 30,000, respectively, were outstanding.

NOTE 6.  OPERATING LEASES
-------  ----------------

        The Company entered into 12 operating leases from July 1 through September 30, 1999 for trucks with aggregate annual rentals of approximately $130,000 expiring at various dates through 2005.

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

OVERVIEW

        We are the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. We currently operate a national network of 88 service locations in 44 states servicing approximately 67,000 bulk and high pressure customers. Over 97% of fountain beverage users in the Continental United States are within our current service area.

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

        Substantially all of our revenues have been derived from the rental of bulk CO2 systems installed at customers' sites, the sale of CO2 and high pressure cylinder revenues. Revenues have grown from $812,000 in fiscal 1991 to $47.1 million in fiscal 1999, an average increase of 68% annually. We believe that our revenue base is stable due to the existence of long-term contracts with our customers which generally roll-over without a significant portion expiring without renewal in any one year. In each of fiscal 1997, 1998 and 1999, less than 5% of our bulk CO2 systems in service experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned, or left in place when prospects for a new restaurant at the same location appear likely. Revenue growth is largely dependent on both (1) the rate of new bulk CO2 system installations and
(2) the growth in bulk CO2 sales at (i) customers on rental plus per pound charge contracts and (ii) customers that own their own bulk CO2 systems. During the first quarter of fiscal 2000, our customer base increased by approximately 2,000 new accounts.

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

        Since 1990, we have devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing a national infrastructure to support the rapid growth in the number of our installed base of bulk CO2 systems. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and accumulated net losses of $19.5 million at September 30, 1999.

        We believe that our future revenue growth, gains in gross margin and profitability will be dependent upon increases in route density and the expansion and penetration of bulk CO2 system installations in existing and new market regions resulting from successful ongoing marketing.

        Our experience has been that gross margins at service locations have generally increased with the length of time that the service location is in operation. Gross margins in our mature markets are generally in the 55% to 65% range. As of September 30, 1999, 43% of our stationary service locations were open over three years, 27% were open two to three years, 28% were open one to two years and 2% were open under one year. For the three months ended September 30, 1999 and 1998, depots open over three years averaged a 55% gross margin and a 54% gross margin, respectively, depots open two to three years averaged a 51% gross margin and a 43% gross margin, respectively, and depots open one to two years averaged a 35% gross margin and a 26% gross margin, respectively. For the three months ended September 30, 1999, the depot open under one year had a 44% gross margin. Additionally, we operate 20 mobile service locations with an average 39% gross margin for the quarter ended September 30, 1999 compared to eight mobile service locations with an average gross margin of 9% for the quarter ended September 30, 1998. Same store sales for depots open one to three years increased by 27%. New service locations typically operate at low or negative gross margins in the early stages and detract from our highly profitable service locations in mature markets. Increases in gross margins at service locations are directly related to increases in the number of customers serviced. New accounts are being added to newer depots for which there is substantial excess capacity, and therefore, relatively little additional cost is incurred to service new customers. New multi-unit placement agreements combined with single-unit placements will help us in achieving route density. As our customer base increases, we anticipate that our financial performance on a sequential basis will improve at an accelerated rate. Our route density is highest in Florida and is less developed in the other areas where we presently have operations.

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

        We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is the principal financial measure by which we should be measured as we continue to achieve national market presence and to build route density. Our revolving credit facility utilizes EBITDA for its calculation of financial leverage, affecting the amount of funds available to us to borrow. Information regarding EBITDA is presented because of its use by certain investors as one measure of a corporation's ability to generate cash flow. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of a corporation's operating performance. EBITDA excludes significant costs of doing business and should not be considered in isolation from GAAP measures. EBITDA has grown from $15,000 in fiscal 1991 to $11.3 million in fiscal 1999, an average increase of 72% annually from fiscal 1994 to fiscal 1999. For the three months ended September 30, 1999, EBITDA was $3.7 million or $14.7 million annualized, the highest for any quarter in the our history.


RESULTS OF OPERATIONS

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage relationship which various items bear to net sales:

                                                                    Three Months Ended
                                                                       September 30,
                                                                       -------------
                                                                   1999           1998
                                                                   ----           ----
Income Statement Data:

Net sales................................................         100.0%          100.0%
Cost of products sold....................................          51.5            52.9
Selling, general and administrative expenses.............          21.5            22.5
Depreciation and amortization............................          26.6            26.2
                                                              ---------        --------
Operating income (loss)..................................            .4            (1.6)
Interest expense, net....................................          17.9            14.4
                                                              ---------        --------

Net loss.................................................         (17.5)          (16.0)
                                                              ==========       =========

Other Data:
Operating income before depreciation and amortization
(EBITDA)..................................................         27.0%           24.5%
                                                              ==========       =========

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

        Net sales increased $2.7 million, or 25.1%, from $10.9 million in the 1998 period to $13.6 million in the 1999 period. The increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. At September 30, 1999, there were approximately 51,000 Company owned and 10,000 customer owned bulk CO2 systems in service, an increase of 11,000, or 22%, over the approximately 42,000 Company owned and 8,000 customer owned bulk CO2 systems in service at September 30, 1998.

COST OF PRODUCTS SOLD

        Cost of products sold increased by $1.2 million, or 21.6%, from $5.8 million in the 1998 period to $7.0 million in the 1999 period and decreased as a percentage of net sales from 52.9% to 51.5%. The dollar increase is attributable to our continued growth. The percentage decrease is attributable to a decrease in fully loaded route drivers. Fully loaded route drivers increased by $335,000 from $2.0 million in the 1998 period to $2.3 million in the 1999 period and decreased as a percentage of net sales from 18.4% to 17.2%. Overtime expressed as a percentage of net sales, was 3.2% in the 1998 period and 1.8% in the 1999 period. The overtime percentage decrease was attributable to a proactive approach to overtime management enabled by new software. Fully loaded auto and truck expense increased by $364,000 from $881,000 in the 1998 period to $1.2 million in the 1999 period and increased as a percentage of net sales from 8.1% to 9.2%. Depot expenses decreased as a percentage of net sales from 5.3% to 4.2%. This percentage decrease is attributable to an increase of only one depot from September 30, 1998 to September 30, 1999 and increased sales at our existing depots. The number of depots operated by us at September 30, 1999 was 69, compared to 68 at September 30, 1998. When we open new depots and expand into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. At September 30, 1999, we serviced over 400 bulk CO2 customers per delivery vehicle from 71% of our depots.

SELLING, GENERAL AND AdMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased by $483,000, or 19.8%, from $2.4 million in the 1998 period to $2.9 million in the 1999 period and decreased as a percentage of net sales from 22.5% to 21.5%. The dollar increase is primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses. The percentage decrease is attributable to economies of scale. At September 30, 1998, we had operations in 44 states and employed 161 marketing employees and at September 30, 1999, we had operations in 44 states and employed 190 marketing employees.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization increased by $769,000, or 27.0% from $2.8 million in the 1998 period to $3.6 million in the 1999 period. As a percentage of net sales, such expense increased from 26.2% in the 1998 period to 26.6% in the 1999 period. Depreciation expense increased by $559,000 from $1.9 million in the 1998 period to $2.5 million in the 1999 period principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense increased from 17.8% in the 1998 period to 18.4% in the 1999 period. Amortization expense increased by $210,000 from $908,000 in the 1998 period to $1.1 million in the 1999 period primarily due to amortization related to deferred charges, and deferred lease acquisition costs. As a percentage of net sales, amortization expense decreased from 8.4% to 8.2%.

OPERATING INCOME

        For the reasons described above, operating income was $54,000, or 0.4% of net sales, in the 1999 period, compared to an operating loss of ($180,000), or (1.6%) of net sales, in the 1998 period.

INTEREST EXPENSE

        Net interest expense increased by $874,000 from $1.6 million in the 1998 period to $2.4 million in the 1999 period, and increased as a percentage of net sales from 14.4% to 17.9%. This increase is primarily attributable to the increased level of long-term debt and subordinated debt in the 1999 period as compared to the 1998 period.

NET LOSS

        For the reasons described above, net loss increased by $639,000, or 36.7%, from $1.7 million in the 1998 period to $2.4 million in the 1999 period. No provision for income tax expense in either the 1998 period or 1999 period has been made due to historical net losses.

EBITDA

        For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $1.0 million, or 37.6%, from $2.7 million in the 1998 period to $3.7 million in the 1999 period and increased as a percentage of net sales from 24.5% to 27.0%.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash requirements consist principally of (1) capital expenditures associated with purchasing and placing new bulk CO2 systems into service at customers' sites; (2) payments of interest on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. As of September 30, 1999, we anticipated making cash capital expenditures of at least $15.0 million to $30.0 million during the remaining nine months of fiscal 2000, primarily for purchases of bulk CO2 systems that we expect to place into service. Once bulk CO2 systems are placed into service, we generally experience positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to capital expenditures related to internal growth, we review opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

        During fiscal 1999, our capital resources included cash flows from operations, available borrowing capacity under our credit facility and proceeds from the sale of our 12% Senior Subordinated Promissory Notes due 2005 (the "2005 Notes").

        On May 4, 1999, we entered into a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank, South Florida, National Association ("Amended SunTrust Facility"). The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. We are entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.75% to 3.5%, the applicable unused facility fee pursuant to the pricing grid ranges from 0.375% to 0.50% and the applicable Base Rate margin pursuant to the pricing grid ranges from 0.25% to 2.00%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility. The Amended SunTrust Facility expires May 4, 2002, however, it contains a two year renewal option subject to approval. Additionally, it is collateralized by substantially all of our assets. Drawings pursuant to the Amended SunTrust Facility are limited to availability under a formula predicated upon multiples of EBITDA. We are precluded from declaring or paying any cash dividends and are required to meet certain affirmative and negative covenants, including but not limited to financial covenants. At various dates in the past we have been unable to meet certain covenants and have had to obtain waivers or modifications of terms from our lenders. Although we believe that we will be able to comply with the current provisions of our borrowing arrangements, circumstances may result in our having to obtain waivers or further modifications in the future. We believe that we have an excellent relationship with our lenders.

        Simultaneously with the Amended SunTrust Facility, we sold $10.0 million of our 2005 Notes. Except for their October 31, 2005 maturity date, the 2005 Notes are substantially identical to our 12% Senior Subordinated Promissory
Notes due 2004 (the "2004 Notes"). The 2005 Notes were sold with detachable 6-1/2 year warrants to purchase an aggregate of 372,892 shares of our Common Stock at an exercise price of $6.65 per stock unit. In connection with the sale of the 2005 Notes, certain financial covenants governing the 2004 Notes and the 2005 Notes were adjusted as of March 31, 1999 and prospectively and the exercise price for 612,023 warrants issued in connection with the sale of the 2004 Notes was reduced to $6.65 per stock unit. Additionally, effective May 4, 1999, the interest rate on the original $30.0 million of Notes increased to 14% per annum and will continue at 14% per annum during any quarter during which certain financial ratios are not met.

        During the three months ended September 30, 1999, our capital resources included cash flows from operations and available borrowing capacity under the Amended SunTrust Facility. As of September 30, 1999, a total of $44.25 million was outstanding under the Amended SunTrust Facility with interest at three hundred fifty basis points above the applicable London InterBank Offering Rate ("LIBOR") (8.74% to 8.88% at September 30, 1999).

        We believe that cash flows from operations and available borrowings under the Amended SunTrust Facility will be sufficient to fund proposed operations for at least the next twelve months.

        WORKING CAPITAL. At June 30, 1999, we had negative working capital of $455,000. At September 30, 1999, we had negative working capital of $3.1 million.

        CASH FLOWS FROM OPERATING ACTIVITIES. For the three months ended September 30, 1998 and September 30, 1999, net cash provided by operating activities was $2.5 million and $3.1 million, respectively. The increase from the 1998 period to the 1999 period of $571,000 is primarily due to a decrease in accounts receivable of $1.9 million in the 1998 period compared to an increase of $206,000 in the 1999 period.

        CASH FLOWS FROM INVESTING ACTIVITIES. For the three months ended September 30, 1999 and September 30, 1998, net cash used in investing activities was $7.4 million and $5.2 million, respectively. These investing activities were primarily attributable to the installation and direct placement costs and acquisition of bulk CO2 systems.

        CASH FLOWS FROM FINANCING ACTIVITIES. For the three months ended September 30, 1998 and September 30, 1999, cash flows provided by financing activities were $5.0 million and $978,000, respectively. For the three months ended September 30, 1998 and September 30, 1999, net cash provided by financing activities was primarily from the issuance of long-term debt.

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

        We are also engaged in communications with its significant business partners, suppliers and customers to determine the extent to which we are vulnerable to such third parties' failure to address their own Year 2000 issues. Our assessment of the impact of Year 2000 issues includes an assessment of our vulnerability to such third parties. We are seeking assurances from our significant business partners, suppliers and customers that their computer applications will not fail due to Year 2000 problems. Nevertheless, we do not control, and can give no assurances as to the substance or success of the Year 2000 compliance efforts of such independent third parties and we believe that there is a risk that certain of these third parties on whom our finances and operations depend will experience Year 2000 problems that could affect our financial position or results of operations. These risks include, but are not limited to, the potential inability of suppliers to correctly or timely provide necessary services, materials and components for our operations; the inability of our customers to timely or correctly process and pay our invoices; and the inability of lenders, lessors or other sources of our necessary capital and liquidity to make funds available to us when required.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above, as of September 30, 1999, a total of $44.25 million was outstanding under the Amended SunTrust Facility with interest at three hundred fifty basis points above the 90 day LIBOR rate (8.74% to 8.88% at September 30, 1999). Based upon $44.25 million outstanding under the Amended SunTrust Facility at September 30, 1999, our annual interest cost under the Amended SunTrust Facility would increase by $443,000 for each one percent increase in LIBOR (i.e., from 9.0% to 10.0%).

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


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit 27 - Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  (1) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NuCo2 Inc.


Dated:  November 10, 1999                   By:  /s/ Joann Sabatino
                                                 -------------------------------
                                                     Joann Sabatino
                                                     Chief Financial Officer