Form 10-Q
period 1999-12-31
NUCO2 INC /FL
filed 2000-02-11
CIK 947577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended December 31, 1999
                                       OR


/   /    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from ______________ to ______________

                         Commission file number 0-27378

                                   NuCo2 Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Florida                                   65-0180800
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

 2800 SE Market Place, Stuart, FL                      34997
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, Including Area Code:    (561) 221-1754

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

                     Class                    Outstanding at December 31, 1999
         Common Stock, $.001 par value               7,216,997 shares

                                   NuCo2 Inc.

                                   Index                                   Page

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of December 31, 1999 and         3
                 June 30, 1999

             Consolidated Statements of Operations for the Three Months      4
                 Ended December 31, 1999 and December 31, 1998

             Consolidated Statements of Operations for the Six Months        5
                 Ended December 31, 1999 and December 31, 1998

             Consolidated Statement  of Shareholders' Equity for the Six     6
                 Months Ended December 31, 1999

             Consolidated Statements of Cash Flows for the Six Months        7
                 Ended December 31, 1999 and December 31, 1998

             Notes to Consolidated Financial Statements                      8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF                        11
               FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES                       16
                ABOUT MARKET RISK

PART II.     OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF                             17
                SECURITY HOLDERS

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                               17

SIGNATURES                                                                  18

PART I.           FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                                   NuCo2 Inc.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                 December 31, 1999    June 30, 1999
                                                                                 -----------------    -------------
                                                                                   (unaudited)

Current assets:
   Cash and cash equivalents                                                       $     168,081    $   1,579,191
   Trade accounts receivable; net of allowance for doubtful
      accounts of $710,549 and $557,592, respectively                                  6,435,123        6,767,716
   Inventories                                                                           236,501          213,605
   Prepaid expenses and other current assets                                           1,595,808          593,487
                                                                                   -------------    -------------
        Total current assets                                                           8,435,513        9,153,999
                                                                                   -------------    -------------
Property and equipment, net                                                          104,262,527       99,664,890
                                                                                   -------------    -------------
Other assets:
   Goodwill, net                                                                      21,039,533       21,645,293
   Deferred charges, net                                                               2,572,260        2,915,167
   Customer lists, net                                                                 2,369,947        2,897,638
   Restrictive covenants, net                                                          1,750,604        1,928,700
   Deferred lease acquisition costs, net                                               3,428,452        3,236,919
   Deposits                                                                              307,119          187,595
                                                                                   -------------    -------------
                                                                                      31,467,915       32,811,312
                                                                                   -------------    -------------
                                                                                   $ 144,165,955    $ 141,630,201
                                                                                   =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                            $      41,219    $      96,748
   Accounts payable                                                                    8,498,938        6,701,695
   Accrued expenses                                                                      699,324          747,631
   Accrued interest                                                                    1,005,518        1,473,704
   Accrued payroll                                                                       336,698          543,924
   Other current liabilities                                                             281,158           45,570
                                                                                   -------------    -------------
      Total current liabilities                                                       10,862,855        9,609,272

Long-term debt, excluding current maturities                                          49,097,503       43,615,025
Subordinated debt                                                                     38,858,940       38,748,695
Customer deposits                                                                      2,158,066        1,924,528
                                                                                   -------------    -------------
        Total liabilities                                                            100,977,364       93,897,520
                                                                                   -------------    -------------

Commitments and contingencies

Shareholders' equity:
   Preferred Stock; no par value; 5,000,000 shares authorized;
      none issued                                                                           --               --
   Common stock; par value $.001 per share; 30,000,000 authorized;
      issued and outstanding 7,216,997 and 7,216,664, respectively                         7,217            7,217
   Additional paid-in capital                                                         64,833,579       64,831,748
   Accumulated deficit                                                               (21,652,205)     (17,106,284)
                                                                                   -------------    -------------
        Total shareholders' equity                                                    43,188,591       47,732,681
                                                                                   -------------    -------------
                                                                                   $ 144,165,955    $ 141,630,201
                                                                                   =============    =============

                                   NuCo2 Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                            Three Months Ended
                                                                 December 31, 1999         December 31, 1998
                                                                 -----------------         -----------------

Net Sales                                                             $13,694,356             $11,251,659

Costs and expenses:
   Cost of products sold                                                6,744,946               6,070,491
   Selling, general and administrative expenses                         2,859,363               2,452,679
   Depreciation and amortization                                        3,813,056               3,095,290
                                                                     ------------             -----------
                                                                       13,417,365              11,618,460
                                                                     ------------             -----------

   Operating Income (loss)                                                276,991                (366,801)

   Interest expense, net                                                2,442,490               1,822,138
                                                                     ------------             -----------

   Net (loss)                                                          (2,165,499)             (2,188,939)
                                                                     -------------            ------------

Basic and Diluted EPS:

   Net (loss)                                                         $      (.30)            $     (.30)
                                                                      ===========             ===========

   Weighted average number of common and common equivalent shares outstanding

      Basic and Diluted                                                 7,216,678                7,216,664
                                                                     ============             ============

                                   NuCo2 Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                          Six Months Ended
                                                                               December 31, 1999          December 31, 1998
                                                                               -----------------          -----------------


Net Sales                                                                           $27,288,933             $22,115,152

Costs and expenses:
   Cost of products sold                                                             13,741,291              11,822,581
   Selling, general and administrative expenses                                       5,788,621               4,898,471
   Depreciation and amortization                                                      7,427,691               5,941,009
                                                                                   ------------             -----------
                                                                                     26,957,603              22,662,061
                                                                                   ------------             -----------

   Operating Income (loss)                                                              331,330                (546,909)

   Interest expense, net                                                              4,877,251               3,383,121
                                                                                   ------------             -----------

   Net (loss)                                                                       $(4,545,921)            $(3,930,030)
                                                                                   ============             ===========

Basic and Diluted EPS:


   Net (loss)                                                                       $     (.63)             $      (.54)
                                                                                   ============             ============

   Weighted average number of common and common equivalent shares outstanding

      Basic and Diluted                                                               7,216,671               7,216,664
                                                                                   ============             ===========

                                   NuCo2 Inc.


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                 Additional                              Total
                                                Common Stock       Paid-in      Accumulated         Shareholders'
                                          Shares     Amount        Capital        Deficit              Equity
                                          ------     ------        -------        -------              ------


Balance, June 30, 1999                  7,216,664    $ 7,217    $ 64,831,748    $(17,106,284)         $ 47,732,681

Issuance of 333 shares of Common
Stock - exercise of options                   333         -            1,831           -                     1,831

Net (loss)                                   -            -            -          (4,545,921)           (4,545,921)
                                        ---------    -------    ------------    -------------         -------------

Balance, December 31, 1999              7,216,997    $ 7,217    $ 64,833,579    $(21,652,205)         $ 43,188,591
                                        =========    =======    ============    =============         =============

                                   NuCo2 Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Six Months Ended
                                                                                  December 31, 1999    December 31, 1998*
                                                                                  -----------------    -----------------

Net (loss)                                                                          $(4,545,921)       $ (3,930,030)

Cash flows from operating activities:
   Adjustments to  reconcile  net  (loss)  to net cash provided by  operating activities:
           Depreciation and amortization of property and equipment                    5,159,216           4,097,039
           Amortization of other assets                                               2,268,475           1,843,970
           Loss on disposal of property and equipment                                   426,294             343,037
           Amortization of original issue discount                                      110,245              21,429
           Changes in operating assets and liabilities:
           Decrease (increase) in:
              Trade accounts receivable                                                 332,593          (2,170,761)
              Inventories                                                               (22,897)            (12,750)
              Prepaid expenses and other current assets                              (1,002,321)           (777,744)
           Increase (decrease) in:
              Accounts payable                                                        1,797,243           3,392,257
              Accrued expenses                                                          (48,308)            165,691
              Accrued payroll                                                          (207,226)           (198,643)
              Accrued interest                                                         (468,185)            110,523
              Other current liabilities                                                 235,589              26,187
              Customer deposits                                                         233,538             425,887
                                                                                  -------------        ------------

              Net cash provided by operating activities                               4,268,335           3,336,092
                                                                                  -------------        ------------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                                      54,085              65,880
   Purchase of property and equipment                                               (10,187,403)        (13,086,381)
   Acquisition of businesses                                                               -                 30,500
   (Increase) in deposits                                                              (119,523)            (50,613)
   Increase in deferred lease acquisition costs                                        (763,467)           (840,799)
                                                                                 --------------       -------------
        Net cash (used in) investing activities                                     (11,016,308)        (13,881,413)
                                                                                 --------------       -------------

Cash flows from financing activities:
   Repayment of long-term debt                                                          (73,051)            (67,402)
   Proceeds from issuance of long-term debt and subordinated debt                     5,500,000          10,500,000
   Increase in deferred charges                                                         (91,917)            (52,852)
   Exercise of options                                                                    1,831                  -
                                                                                 --------------      --------------
      Net cash provided by financing activities                                       5,336,863          10,379,746
                                                                                  -------------      --------------

Net decrease in cash and cash equivalents                                            (1,411,110)           (165,575)
Cash and cash equivalents at the beginning of period                                  1,579,191             336,510
                                                                                  -------------      --------------
Cash and cash equivalents at the end of period                                    $     168,081      $      170,935
                                                                                  =============      ==============

Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
      Interest                                                                    $   5,238,507      $    3,283,464
                                                                                  =============      ==============
      Income taxes                                                                $           0      $            0
                                                                                  =============      ==============

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

         Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three and six months ended December 31, 1998 were 31,517 and 27,269, respectively. These shares were not included in diluted EPS because they would have been antidilutive for such periods. Additionally, options and warrants to purchase 1,073,715 shares, 872,333 shares and 443,166 shares for $14.64-$17.00 per share, $11.25-$12.50 per share and
$7.00-$11.00 per share, respectively, were outstanding during all or a portion of the three and six months ended December 31, 1998, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the Common Stock.

         Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three and six months ended December 31, 1999 were 402,737 and 282,475, respectively. These shares were not included in diluted EPS because they would have been antidilutive for such periods. Additionally, options and warrants to purchase 1,043,715 shares, 36,000 shares and 555,671 shares for $16.40-$17.00 per share, $12.50-$14.64 per share and
$10.25-$11.28 per share, respectively, were outstanding during all or a portion of the three and six months ended December 31, 1999, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the Common Stock.

Note 3.  Long-Term Debt

        The Company has a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank, South Florida, N.A. ("Amended SunTrust Facility"). The Amended SunTrust Facility amended and restated the Company's existing $50.0 million revolving credit facility which had been entered into in October 1997. The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from

1.75% to 3.5%. The applicable unused facility fee pursuant to the pricing grid ranges from 0.375% to 0.50%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility on May 4, 2002; there is, however, a two year renewal option subject to approval. The Amended SunTrust Facility is collateralized by substantially all of the assets of the Company. The Company is precluded from declaring or paying any cash dividends and is required to meet certain affirmative and negative covenants including, but not limited to, financial covenants (See Note 7). Pursuant to the Amended SunTrust Facility, drawings are limited to availability under a formula predicated upon multiples of EBITDA and gross margin factors.

         A total of $48.75 million was outstanding pursuant to the Amended SunTrust Facility with interest from 9.68% to 10.03% per annum as of December 31, 1999.

         As of December 31, 1999, the Company maintained an interest rate swap transaction (the "Swap") with SunTrust Bank, Atlanta, in the amount of $10.0 million (the "Notional Amount"). The effective date of the Swap is September 2, 1998 and it terminates on September 5, 2000. Pursuant to the Swap, the Company pays a fixed rate of 6% per annum and receives a LIBOR-based floating rate.


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

         On May 4, 1999, the Company sold an additional $10.0 million of its Senior Subordinated Promissory Notes ("Additional Notes"). Except for their October 31, 2005 maturity date, the Additional Notes are substantially identical to the Notes. The Additional Notes were sold with detachable 6-1/2 year warrants to purchase an aggregate of 372,892 shares of Common Stock at an exercise price of $6.65 per stock unit. In connection with the sale of the Additional Notes, certain financial covenants governing the Notes and the Additional Notes were adjusted as of March 31, 1999 and prospectively and the exercise price for 612,023 of the warrants issued in connection with the sale of the Notes was reduced to $6.65 per stock unit (See Note 7). Additionally, effective May 4, 1999, the interest rate on the original $30.0 million of Notes increased to 14% per annum until such quarter that a certain financial ratio was met. For the quarter ended December 31, 1999, the ratio was met and the interest rate on the Notes was 12% per annum.


Note 5.  Stock Option Plan

         In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 1,550,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options. The exercise price of incentive options must be at least equal to 100% of the fair market value of the Common Stock at the date of the grant, and the exercise price of non-qualified stock options may not be less than 75% of the fair market value of the Common Stock at the date of the grant. The maximum term for all options is 10 years. Options granted to date vest in three to five installments over periods of three to four and one-half years. As of December 31, 1998 and 1999, options for 307,360 shares and 484,344 shares were exercisable, respectively.

         The following table summarizes the transactions pursuant to the 1995 Plan.

                                                                               Weighted-Average
                                            Shares          Exercise Price       Exercise Price
                                            ------          --------------       --------------

       Outstanding at June 30, 1998         610,926             $9-$11.28           $10.61
       Granted                              214,500              $5.50-$7            $5.74
       Expired or canceled                   21,200             $9-$11.25           $10.40
                                            -------          ------------           ------
       Outstanding at June 30, 1999         804,226          $5.50-$11.28            $9.32
       Granted                                    0                     0                0
       Expired or canceled                   23,179          $5.50-$11.25           $10.11
       Exercised                                333                 $5.50            $5.50
                                            -------          ------------           ------
       Outstanding at December 31, 1999     780,714          $5.50-$11.28            $9.30
                                            =======          ============           ======

                                       9

         In 1995, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company has reserved 60,000 shares of Common Stock. Under the terms of the Directors' Plan each non-employee director receives options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director receives an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock at the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. The maximum term for all options is ten years. As of December 31, 1998 and 1999, options to purchase 14,000 shares and 12,000 shares were exercisable and options for 32,000 and 36,000 shares, respectively, were outstanding.

Note 6.  Operating Leases

         The Company entered into 20 operating leases from July 1 through December 31, 1999. One lease was for a warehouse facility with aggregate annual rental of approximately $4,000 expiring in 2002. Nineteen leases were for trucks with aggregate annual rentals of approximately $217,000 expiring at various dates through 2005.

Note 7.  Subsequent Events

         In January and February 2000, the agreements governing the 12% Senior Subordinated Promissory Notes and the Amended SunTrust Facility, respectively, were amended to adjust certain financial covenants for the quarter ending December 31, 1999 and prospectively.

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

Overview

         We are the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. We currently operate a national network of 89 service locations in 44 states servicing approximately 69,000 bulk and high pressure customers. Over 97% of fountain beverage users in the Continental United States are within our current service area.

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

         Substantially all of our revenues have been derived from the rental of bulk CO2 systems installed at customers' sites, the sale of CO2 and high pressure cylinder revenues. Revenues have grown from $812,000 in fiscal 1991 to $47.1 million in fiscal 1999, an average increase of 68% annually. We believe that our revenue base is stable due to the existence of long-term contracts with our customers which generally roll-over without a significant portion expiring without renewal in any one year. In each of fiscal 1997, 1998 and 1999, less than 5% of our bulk CO2 systems in service experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned, or left in place when prospects for a new restaurant at the same location appear likely. Revenue growth is largely dependent on both (1) the rate of new bulk CO2 system installations and
(2) the growth in bulk CO2 sales at (i) customers on rental plus per pound charge contracts and (ii) customers that own their own bulk CO2 systems. During the second quarter of fiscal 2000, our customer base increased by approximately 2,000 new accounts.

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

         Since 1990, we have devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing a national infrastructure to support the rapid growth in the number of our installed base of bulk CO2 systems. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and accumulated net losses of $21.7 million at December 31, 1999.

         We believe that our future revenue growth, gains in gross margin and profitability will be dependent upon increases in route density and the expansion and penetration of bulk CO2 system installations in existing and new market regions resulting from successful ongoing marketing.

         Our experience has been that gross margins at service locations have generally increased with the length of time that the service location is in operation. Gross margins in our mature markets are generally in the 55% to 65% range. As of December 31, 1999, 51% of our stationary service locations were open over three years, 28% were open two to three years, 19% were open one to two years and 2% were open under one year. For the three months ended December 31, 1999 and 1998, depots open over three years averaged a 57% gross margin and a 53% gross margin, respectively, depots open two to three years averaged a 47% gross margin and a 36% gross margin, respectively, and depots open one to two years averaged a 42% gross margin and a 19% gross margin, respectively. For the three months ended December 31, 1999, the depot open under one year had a 44% gross margin. Additionally, we operate 20 mobile service locations with an average 43% gross margin for the quarter ended December 31, 1999 compared to eight mobile service locations with an average gross margin of 19% for the quarter ended December 31, 1998. Same store sales for depots open one to three years increased by 28%. New service locations typically operate at low or negative gross margins in the early stages and detract from our highly profitable service locations in mature markets. Increases in gross margins at service locations are generally related to increases in the number of customers serviced. New accounts are being added to newer depots for which there is substantial excess capacity, and therefore, relatively little additional cost is incurred to service new customers. New multi-unit placement agreements combined with single-unit placements will help us in achieving route density. As our customer base increases, we anticipate that our financial performance on a sequential basis will improve at an accelerated rate. Our route density is highest at our oldest depots and is less developed in the other areas where we presently have operations.

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

         We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is the principal financial measure by which we should be measured as we continue to achieve national market presence and build route density. Our revolving credit facility utilizes EBITDA for its calculation of financial leverage, affecting the amount of funds available to us to borrow. Information regarding EBITDA is presented because of its use by certain investors as one measure of a corporation's ability to generate cash flow. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of a corporation's operating performance. EBITDA excludes significant costs of doing business and should not be considered in isolation from GAAP measures. EBITDA has grown from $15,000 in fiscal 1991 to $11.3 million in fiscal 1999, an average increase of 72% annually from fiscal 1994 to fiscal 1999. For the three months ended December 31, 1999, EBITDA was $4.1 million, or $16.4 million annualized, the highest for any quarter in our history.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:


                                                                      Three Months Ended         Six Months Ended
                                                                          December 31,             December 31,

                                                                        1999          1998        1999          1998
                                                                        ----          ----        ----          ----
         Income Statement Data:

         Net sales...........................................           100.0%        100.0%       100.0%        100.0%
         Cost of products sold...............................            49.3          54.0         50.4          53.5
         Selling, general and administrative expenses                    20.9          21.8         21.2          22.1
         Depreciation and amortization.......................            27.8          27.5         27.2          26.9
                                                                    ---------      --------     --------     ---------
         Operating income (loss).............................             2.0          (3.3)         1.2          (2.5)
                                                                    ---------      --------     --------     ---------
         Interest expense, net...............................            17.8          16.2         17.9          15.3
                                                                    ---------       -------      -------     ---------

         Net loss............................................           (15.8)        (19.5)       (16.7)        (17.8)
                                                                     ========       ========     =======      =========

         Other Data:
         Operating income before depreciation and amortization
         (EBITDA)............................................            29.9%         24.2%        28.4%         24.4%
                                                                     ========       =======      =======    ==========

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Net Sales

         Net sales increased by $2.4 million, or 21.7%, from $11.3 million in the 1998 period to $13.7 million in the 1999 period. The increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. At December 31, 1999, there were approximately 53,000 Company owned and 9,000 customer owned bulk CO2 systems in service, an increase of 10,000, or 19.3%, over the approximately 43,000 Company owned and 9,000 customer owned bulk CO2 systems in service at December 31, 1998.

Costs of Products Sold

         Cost of products sold increased by $674,000, from $6.1 million in the 1998 period to $6.7 million in the 1999 period and decreased as a percentage of net sales from 54.0% to 49.3%. The dollar increase is attributable to our continued growth. The percentage decrease is attributable to a decrease in fully loaded route drivers. Fully loaded route drivers increased by $206,000 from $2.1 million in the 1998 period to $2.3 million in the 1999 period and decreased as a percentage of net sales from 18.7% to 16.9%. Overtime, expressed as a percentage of net sales, was 3.0% in the 1998 period and 1.9% in the 1999 period. The overtime percentage decrease is attributable to a proactive approach to overtime management enabled by new software. Fully loaded auto and truck expense increased by $119,000 from $1.0 million in the 1998 period to $1.2 million in the 1999 period and decreased as a percentage of net sales from 9.3% to 8.5%. Depot expenses decreased as a percentage of net sales from 5.3% in the 1998 period to 4.1% in the 1999 period. We operated 69 depots at December 31, 1999 and December 31, 1998. When we open new service locations and expand into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. At December 31, 1999, we serviced over 400 bulk CO2 customers per delivery vehicle from 39% of our depots.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by $407,000 from $2.5 million in the 1998 period to $2.9 million in the 1999 period and decreased as a percentage of net sales from 21.8% to 20.9%. The dollar increase is primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses. The percentage decrease is attributable to economies of scale. At December 31, 1998, we had operations in 44 states and employed 162 marketing and administrative personnel and at December 31, 1999, we had operations in 44 states and employed 181 marketing and administrative personnel.

Depreciation and Amortization

         Depreciation and amortization increased by $718,000 from $3.1 million in the 1998 period to $3.8 million in the 1999 period. As a percentage of net sales, such expenses increased from 27.5% in the 1998 period to 27.8% in the 1999 period. Depreciation expense increased by $503,000 from $2.2 million in the 1998 period to $2.7 million in the 1999 period principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense increased from 19.2% in the 1998 period to 19.4% in the 1999 period. Amortization expense increased by $215,000 from $936,000 in the 1998 period to $1.2 million in the 1999 period primarily due to amortization related to deferred charges and deferred lease acquisition costs. As a percentage of net sales, amortization expense increased from 8.3% to 8.4%.

Operating Income

         For the reasons described above, operating income was $277,000, or 2.0% of net sales, in the 1999 period, compared to an operating loss of ($367,000), or (3.3%) of net sales, in the 1998 period.

Interest Expense

         Net interest expense increased by $620,000 from $1.8 million in the 1998 period to $2.4 million in the 1999 period and increased as a percentage of net sales from 16.2% to 17.8%. This increase is primarily attributable to increased level of long-term debt and subordinated debt in the 1999 period as compared to the 1998 period.

Net Loss

         For the reasons described above, net loss decreased by $23,000, or 1.1%, in the 1998 period compared to the 1999 period. No provision for income tax expense in either the 1998 period or the 1999 period has been made due to historical net losses.

EBITDA

         For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $1.4 million, or 49.9%, from $2.7 million in the 1998 period to $4.1 million in the 1999 period and increased as a percentage of net sales from 24.2% to 29.9%, respectively.


Six Months  Ended  December 31, 1999  Compared to Six Months Ended  December 31,
1998

Net Sales

         Net sales increased by $5.2 million, or 23.4%, from $22.1 million in the 1998 period to $27.3 million in the 1999 period. The increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. At December 31, 1999, there were approximately 53,000 Company owned and 9,000 customer owned bulk CO2 systems in service, an increase of 10,000, or 19.3%, over the approximately 43,000 Company owned and 9,000 customer owned bulk CO2 systems in service at December 31, 1998.

Cost of Products Sold

         Cost of products sold increased by $1.9 million, from $11.8 million in the 1998 period to $13.7 million in the 1999 period and decreased as a percentage of net sales from 53.5% to 50.4%. The dollar increase is attributable to our continued growth. The percentage decrease is attributable to a decrease in fully loaded route drivers. Fully loaded route drivers increased by $541,000 from $4.1 million in the 1998 period to $4.6 million in the 1999 period and decreased as a percentage of net sales from 18.6% to 17.0%. Overtime, expressed as a percentage of net sales, was 3.1% in the 1998 period and 1.8% in the 1999 period. The overtime percentage decrease is attributable to a proactive approach to overtime management enabled by new software. We operated 69 depots at December 31, 1999 and December 31, 1998. When we open new service locations and expand into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses increased by $890,000 from $4.9 million in the 1998 period to $5.8 million in the 1999 period and decreased as a percentage of net sales from 22.1% to 21.2%. The dollar increase is primarily attributable to growth in the number of marketing and administrative employees and their associated expenses. The percentage decrease is attributable to economies of scale. At December 31, 1998, we had operations in 44 states and employed 162 marketing and administrative personnel and at December 31, 1999, we had operations in 44 states and employed 181 marketing and administrative personnel.

Depreciation and Amortization

         Depreciation and amortization increased by $1.5 million from $5.9 million in the 1998 period to $7.4 million in the 1999 period. As a percentage of net sales, such expenses increased from 26.9% in the 1998 period to 27.2% in the 1999 period. Depreciation expense increased by $1.1 million from $4.1 million in the 1998 period to $5.2 million in the 1999 period principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense increased from 18.5% in the 1998 period to 18.9% in the 1999 period. Amortization expense increased by $425,000 from $1.9 million in the 1998 period to $2.3 million in the 1999 period primarily due to amortization related to deferred charges and deferred lease acquisition costs. As a percentage of net sales, amortization expense remained at 8.3%.

Operating Income

         For the reasons described above, operating income was $331,000, or 1.2% of net sales, in the 1999 period, compared to an operating loss of ($547,000), or (2.5%) of net sales, in the 1998 period.

Interest Expense

         Net interest expense increased by $1.5 million from $3.4 million in the 1998 period to $4.9 million in the 1999 period and increased as a percentage of net sales from 15.3% to 17.9%. This increase is attributable to the increased level of long-term debt and subordinated debt in the 1999 period as compared to the 1998 period.


Net Loss

         For the reasons described above, net loss increased by $616,000, or 15.7%, from $3.9 million in the 1998 period to $4.5 million in the 1999 period. No provision for income tax expense in either the 1998 period or the 1999 period has been made due to historical net losses.

EBITDA

         For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $2.4 million, or 43.8%, from $5.4 million in the 1998 period to $7.8 million in the 1999 period and increased as a percentage of net sales from 24.4% to 28.4%, respectively.

Liquidity and Capital Resources

         Our cash requirements consist principally of (1) capital expenditures associated with purchasing and placing new bulk CO2 systems into service at customers' sites; (2) payments of interest on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. As of December 31, 1999, we anticipated making cash capital expenditures of at least $10.0 million to $20.0 million during the remaining six months of fiscal 2000, primarily for purchases of bulk CO2 systems that we expect to place into service. Once bulk CO2 systems are placed into service, we generally experience positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to capital expenditures related to internal growth, we review opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

         During fiscal 1999, our capital resources included cash flows from operations, available borrowing capacity under our credit facility and proceeds from the sale of our 12% Senior Subordinated Promissory Notes due 2005 (the "2005 Notes").

         On May 4, 1999, we entered into a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank, South Florida, National Association ("Amended SunTrust Facility"). The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. We are entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.75% to 3.5%, the applicable unused facility fee pursuant to the pricing grid ranges from 0.375% to 0.50% and the applicable Base Rate margin pursuant to the pricing grid ranges from 0.25% to 2.00%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility. The Amended SunTrust Facility expires May 4, 2002, however, it contains a two year renewal option subject to approval. Additionally, it is collateralized by substantially all of our assets. Drawings pursuant to the Amended SunTrust Facility are limited to availability under a formula predicated upon multiples of EBITDA and gross margin factors. We are precluded from declaring or paying any cash dividends and are required to meet certain affirmative and negative covenants, including but not limited to financial covenants.

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

         In January and February 2000, the agreements governing the 12% Senior Subordinated Promissory Notes and the Amended SunTrust Facility, respectively, were amended to adjust certain financial covenants for the quarter ending December 31, 1999 and prospectively.

         During the six months ended December 31, 1999, our capital resources included cash flows from operations and available borrowing capacity under the Amended SunTrust Facility. As of December 31, 1999, a total of $48.75 million was outstanding under the Amended SunTrust Facility with interest at three hundred fifty basis points above the applicable London InterBank Offering Rate ("LIBOR") (9.68% to 10.03% at December 31, 1999).

         We believe that cash flows from operations and available borrowings under the Amended SunTrust Facility will be sufficient to fund proposed operations for at least the next twelve months.

         Working Capital. At June 30, 1999, we had negative working capital of $455,000. At December 31, 1999, we had negative working capital of $2.4 million.

         Cash Flows from Operating Activities. For the six months ended December 31, 1998 and December 31, 1999, net cash provided by operating activities was $3.3 million and $4.3 million, respectively. The increase from the 1998 period to the 1999 period of $932,000 is primarily due to an increase in the net loss of $616,000 while depreciation and amortization increased by $1.5 million from the 1998 period to the 1999 period and a $2.1 million increase in accounts receivable in the 1998 period compared to a decrease of $333,000 in the 1999 period.

         Cash Flows from Investing Activities. For the six months ended December 31, 1998 and December 31, 1999, net cash used in investing activities was $13.9 million and $11.0 million, respectively. These investing activities were primarily attributable to the installation and direct placement costs and acquisition of bulk CO2 systems.

         Cash Flows from Financing Activities. For the six months ended December 31, 1998 and December 31, 1999, cash flows provided by financing activities were $10.4 million and $5.3 million, respectively. For the six months ended December 31, 1998 and December 31, 1999, net cash provided by financing activities was primarily from the issuance of long-term debt.

Year 2000

         Our computer and other business operating systems were unaffected by the "Year 2000" problem, having successfully rolled over from 1999 to 2000. We are also unaware of any Year 2000 issues affecting any of our significant business partners, suppliers or customers.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above, as of December 31, 1999, a total of $48.75 million was outstanding under the Amended SunTrust Facility with interest at three hundred fifty basis points above the applicable 90 day LIBOR rate (9.68% to 10.03% at December 31, 1999). Based upon $48.75 million outstanding under the Amended SunTrust Facility at December 31, 1999, our annual interest cost under the Amended SunTrust Facility would increase by $488,000 for each one percent increase in LIBOR (i.e., from 8.0% to 9.0%).

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

PART II.  OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             (a) Our Annual meeting of Shareholders was held on December 2, 1999 (the "Annual Meeting").


             (b) Edward M. Sellian, Robert Ranieri, Craig L. Burr, Robert L. Frome, John A. Kerney, Daniel Raynor and Richard D. Waters, Jr. were elected as directors to serve until the next annual meeting of the shareholders or until their successors are elected and qualified. No other director's term of office continued after the Annual Meeting.

             (c)(1)  Election of Directors:

                                 Number of                       Number of
                                 Votes For                    Votes Against

Edward M. Sellian                6,586,057                       165,985
Robert Ranieri                   6,587,607                       164,435
Craig L. Burr                    6,585,957                       166,085
Robert L. Frome                  6,587,407                       164,635
John A. Kerney                   6,586,257                       165,785
Daniel Raynor                    6,584,457                       167,585
Richard D. Waters, Jr.           6,583,317                       168,725

                (2)  Amendment of 1995 Stock Option Plan

                     Number of          Number of          Number of            Number of
                     Votes For          Votes Against      Votes Abstaining     Non-Votes
                     ---------          -------------      ----------------     ---------

                     3,295,366             999,457             45,595           2,411,624


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits.

                  10.1 -Second Amendment and Waiver to Amended and Restated Revolving Credit Agreement dated as of February ___, 2000 by and among the Company, SunTrust Bank, Bank Austria Creditanstalt Corporate Finance, Inc., The Provident Bank, Bank Leumi-Le-Israel B.M., IBJ Whitehall Business Credit Corporation and Hamilton Bank.

                  10.2 - Amendment  No. 4 to Senior  Subordinated  Note Purchase
             Agreement dated as of January ___, 2000 between the Company, NuCo2 Acquisition Corp., Koch Compressed Gases, Inc. and Chase Equity Associates, LLC, DK Acquisition Partners, L.P., Empire Insurance Company, ORIX USA Corporation, PaineWebber High Income Fund and SunTrust Banks, Inc.

                    27 - Financial Data Schedule.

             (b)    Reports on Form 8-K.

                    (1) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NuCo2 Inc.


Dated:  February 11, 2000               By: /s/ Joann Sabatino
                                            --------------------------------
                                            Joann Sabatino
                                            Chief Financial Officer