Form 10-Q
period 2000-03-31
NUCO2 INC /FL
filed 2000-05-15
CIK 947577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000
                                       OR

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from _________________ to ________________________

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

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class                        Outstanding at March 31, 2000
                      -----                        -----------------------------
         Common Stock, $.001 par value                     7,274,682 shares

                                   NuCo2 Inc.

                                   Index                                    Page
                                   -----                                    ----

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of March 31, 2000 and             3
               June 30, 1999

            Consolidated Statements of Operations for the Three Months
               Ended March 31, 2000 and March 31, 1999                       4

            Consolidated Statements of Operations for the Nine Months
               Ended March 31, 2000 and March 31, 1999                       5

            Consolidated Statement  of Shareholders' Equity for the Nine
               Months Ended March 31, 2000                                   6

            Consolidated Statements of Cash Flows for the Nine Months
               Ended March 31, 2000 and March 31, 1999                       7

            Notes to Consolidated Financial Statements                       8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         11
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                        16
              ABOUT MARKET RISK

PART II.    OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                17

SIGNATURES                                                                  18

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                   NuCo2 Inc.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                March 31, 2000     June 30, 1999
                                                                                --------------     -------------
                                                                                  (unaudited)

Current assets:
    Cash and cash equivalents                                                   $     148,994    $   1,579,191
    Trade accounts receivable; net of allowance for doubtful
        accounts of $965,162 and $557,592, respectively                             7,758,535        6,767,716
    Inventories                                                                       239,710          213,605
    Prepaid expenses and other current assets                                       1,693,015          593,487
                                                                                -------------    -------------
           Total current assets                                                     9,840,254        9,153,999
                                                                                -------------    -------------

Property and equipment, net                                                       106,552,974       99,664,890
                                                                                -------------    -------------

Other assets:
    Goodwill, net                                                                  20,736,585       21,645,293
    Deferred charges, net                                                           2,478,843        2,915,167
    Customer lists, net                                                             2,112,922        2,897,638
    Restrictive covenants, net                                                      1,657,092        1,928,700
    Deferred lease acquisition costs, net                                           3,512,854        3,236,919
    Deposits                                                                          308,203          187,595
                                                                                -------------    -------------
                                                                                   30,806,499       32,811,312
                                                                                -------------    -------------
                                                                                $ 147,199,727    $ 141,630,201
                                                                                =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                        $      32,509    $      96,748
    Accounts payable                                                               10,893,609        6,701,695
    Accrued expenses                                                                  937,425          747,631
    Accrued interest                                                                2,561,161        1,473,704
    Accrued payroll                                                                   380,087          543,924
    Other current liabilities                                                         273,362           45,570
                                                                                -------------    -------------
        Total current liabilities                                                  15,078,153        9,609,272

Long-term debt, excluding current maturities                                       50,089,063       43,615,025
Subordinated debt                                                                  38,914,062       38,748,695
Customer deposits                                                                   2,174,406        1,924,528
                                                                                -------------    -------------
           Total liabilities                                                      106,255,684       93,897,520
                                                                                -------------    -------------

Commitments and contingencies

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
        none issued                                                                      --               --
    Common stock; par value $.001 per share; 30,000,000 authorized;
        issued and outstanding 7,274,682 and 7,216,664, respectively                    7,275            7,217
    Additional paid-in capital                                                     64,835,171       64,831,748
    Accumulated deficit                                                           (23,898,403)     (17,106,284)
                                                                                -------------    -------------
           Total shareholders' equity                                              40,944,043       47,732,681
                                                                                -------------    -------------
                                                                                $ 147,199,727    $ 141,630,201
                                                                                =============    =============

                                   NuCo2 Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                            Three Months Ended
                                                            ------------------
                                                     March 31, 2000     March 31, 1999
                                                     --------------     --------------

Net Sales                                             $ 14,812,246       $ 12,008,422
                                                      ------------       -------------

Costs and expenses:
    Cost of products sold                                7,409,752          6,459,627
    Selling, general and administrative expenses         3,223,242          2,703,649
    Depreciation and amortization                        3,923,007          3,229,969
                                                      ------------       -------------
                                                        14,556,001         12,393,245
                                                      ------------       -------------

    Operating Income (loss)                                256,245           (384,823)

    Interest expense, net                                2,502,443          1,892,699
                                                      ------------       -------------

    Net (loss)                                        $ (2,246,198)      $ (2,277,522)
                                                      ------------       -------------

Basic and Diluted EPS:

    Net (loss)                                        $      (.31)       $       (.32)
                                                      ============       =============

    Weighted average number of common and common equivalent shares outstanding

        Basic and Diluted                                7,246,104          7,216,664
                                                      ============       =============

                                   NuCo2 Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                       Nine Months Ended
                                                       -----------------
                                                 March 31, 2000   March 31, 1999
                                                 --------------   --------------


Net Sales                                          $42,101,179   $34,123,575
                                                   -----------   -----------

Costs and expenses:
    Cost of products sold                           21,151,043    18,282,207
    Selling, general and administrative expenses     9,011,863     7,602,121
    Depreciation and amortization                   11,350,698     9,170,979
                                                   -----------   -----------
                                                    41,513,604    35,055,307
                                                   -----------   -----------

    Operating Income (loss)                            587,575      (931,732)

    Interest expense, net                            7,379,694     5,275,820
                                                   -----------   ------------

    Net (loss)                                     $(6,792,119)  $(6,207,552)
                                                   ===========   ============

Basic and Diluted EPS:


    Net (loss)                                     $      (.94)  $      (.86)
                                                   ===========   ============

    Weighted average number of common and common equivalent shares outstanding

        Basic and Diluted                            7,226,411     7,216,664
                                                  ============   ============

                                   NuCo2 Inc.


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                               Common Stock          Additional                         Total
                                               ------------            Paid-in        Accumulated   Shareholders'
                                           Shares       Amount         Capital         Deficit         Equity
                                           ------       ------         -------         -------         ------


Balance, June 30, 1999                   7,216,664   $      7,217   $ 64,831,748    $(17,106,284)   $ 47,732,681

Issuance of 633 shares of Common
Stock - exercise of options                    633              1          3,480            --             3,481

Issuance of 57,385 shares of Common         57,385             57            (57)           --              --
Stock - exercise of warrants

Net (loss)                                    --             --             --        (6,792,119)     (6,792,119)
                                      ------------   ------------   ------------    ------------    ------------

Balance March 31, 2000                   7,274,682   $      7,275   $ 64,835,171    $(23,898,403)   $ 40,944,043
                                      ============   ============   ============    ============    ============

                                   NuCo2 Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            Nine Months Ended
                                                                                            -----------------
                                                                                    March 31, 2000  March 31, 1999
                                                                                    --------------  --------------

Net (loss)                                                                          $(6,792,119)   $ (6,207,552)

Cash flows from operating activities:
    Adjustments  to  reconcile  net  (loss) to net cash  provided by operating activities:
              Depreciation and amortization of property and equipment                 7,931,061       6,366,101
              Amortization of other assets                                            3,419,637       2,804,878
              Amortization of original issue discount                                   165,367          32,143
              Loss on disposal of property and equipment                                663,345         682,037

              Changes in operating assets and liabilities:
              Decrease (increase) in:
                   Trade accounts receivable                                           (990,819)     (2,211,838)
                   Inventories                                                          (26,105)        (17,844)
                   Prepaid expenses and other current assets                         (1,099,528)       (971,357)
              Increase (decrease) in:
                   Accounts payable                                                   4,191,914         398,241
                   Accrued expenses                                                     189,794        (146,654)
                   Accrued payroll                                                     (163,837)         29,587
                   Accrued interest                                                   1,087,457       1,110,886
                   Other current liabilities                                            227,792          28,320
                   Customer deposits                                                    249,878         584,743
                                                                                   ------------    ------------
                   Net cash provided by operating activities                          9,053,837       2,481,691
                                                                                   ------------    ------------

Cash flows from investing activities:
    Proceeds from disposal of property and equipment                                     63,110          83,980
    Purchase of property and equipment                                              (15,469,721)    (18,751,286)
    Acquisition of businesses                                                              --            45,460
    (Increase) in deposits                                                             (120,608)        (48,409)
    Increase in deferred lease acquisition costs                                     (1,137,479)     (1,285,969)
                                                                                   ------------    ------------
           Net cash (used in) investing activities                                  (16,664,698)    (19,956,224)
                                                                                   ------------    ------------

Cash flows from financing activities:
    Repayment of long-term debt                                                         (90,201)       (102,063)
    Proceeds from issuance of long-term debt and subordinated debt                    6,500,000      18,500,000
    Increase in deferred charges                                                       (232,616)        (52,852)
    Exercise of warrants and options                                                      3,481            --
                                                                                   ------------    ------------
        Net cash provided by financing activities                                     6,180,664      18,345,085
                                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents                                 (1,430,197)        870,552
Cash and cash equivalents at the beginning of period                                  1,579,191         336,510
                                                                                   ------------    ------------
Cash and cash equivalents at the end of period                                     $    148,994    $  1,207,062
                                                                                   ============    ============

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
        Interest                                                                   $  6,130,504    $  4,153,560
                                                                                   ============    ============
        Income taxes                                                               $          0    $          0
                                                                                   ============    ============

                                   NuCo2 Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.     Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q used for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, and therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The accompanying unaudited consolidated financial statements include the accounts of NuCo2 Inc. (the "Company") and its wholly-owned subsidiary, NuCo2 Acquisition Corp. which was formed to acquire the stock of Koch Compressed Gases, Inc. in October 1997. All material intercompany accounts and transactions have been eliminated.

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

Note 2.     Net Income or Loss per Common Share

            Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three and nine months ended March 31, 2000 were 952,879 and 502,806, respectively. These shares were not included in diluted EPS because they would have been antidilutive for such periods. Additionally, options and warrants to purchase 1,000,000 shares for $17.00 per share and 43,715 shares for $14.64 per share were outstanding during the three and nine months ended March 31, 2000, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the Common Stock.

            Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three and nine months ended March 31, 1999 were 39,721 and 32,888, respectively. These shares were not included in diluted EPS because they would have been antidilutive for such periods. Additionally, options and warrants to purchase 1,073,715 shares, 869,833 shares and 390,956 shares for $14.64 -$17.00 per share, $11.25-$12.50 per share and
$8.94-$11.00 per share, respectively, were outstanding during all or a portion of the three and nine months ended March 31, 1999, but were not included in the computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the Common Stock.

Note 3.     Long-Term Debt

            The Company has a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank, South Florida, N.A. ("Amended SunTrust Facility"). The Amended SunTrust Facility amended and restated the Company's existing $50.0 million revolving credit facility which had been entered into in October 1997. The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.75% to 3.5%. The applicable unused facility fee pursuant to the pricing grid ranges from 0.375% to 0.50%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility on May 4, 2002; there is, however, a two year renewal option subject to approval. The Amended SunTrust Facility is collateralized by substantially all of the assets of the Company. The Company is precluded from declaring or paying any cash dividends and is required to meet certain affirmative and negative covenants including, but not limited to, financial covenants. Pursuant to the Amended SunTrust Facility, drawings are limited to availability under a formula predicated upon multiples of EBITDA and gross margin factors. In February 2000, the agreements governing the Amended SunTrust Facility, were amended to adjust certain financial covenants for the quarter ending December 31, 1999 and prospectively.

            A total of $49.75 million was outstanding pursuant to the Amended SunTrust Facility with interest from 9.29% to 9.51% per annum as of March 31, 2000.

            As of March 31, 2000, the Company maintained an interest rate swap transaction (the "Swap") with SunTrust Bank, Atlanta, in the amount of $10.0 million (the "Notional Amount"). The effective date of the Swap is September 2, 1998 and it terminates on September 5, 2000. Pursuant to the Swap, the Company pays a fixed rate of 6% per annum and receives a LIBOR-based floating rate.

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

            On May 4, 1999, the Company sold an additional $10.0 million of its Senior Subordinated Promissory Notes ("Additional Notes"). Except for their October 31, 2005 maturity date, the Additional Notes are substantially identical to the Notes. The Additional Notes were sold with detachable 6-1/2 year warrants to purchase an aggregate of 372,892 shares of Common Stock at an exercise price of $6.65 per stock unit. In connection with the sale of the Additional Notes, certain financial covenants governing the Notes and the Additional Notes were adjusted as of March 31, 1999 and prospectively and the exercise price for 612,023 of the warrants issued in connection with the sale of the Notes was reduced to $6.65 per stock unit. Additionally, effective May 4, 1999, the interest rate on the original $30.0 million of Notes increased to 14% per annum until such quarter that a certain financial ratio was met. For the quarter ended December 31, 1999 and prospectively, the ratio was met and the interest rate on the Notes was 12% per annum. In January 2000, the agreements governing the 12% Senior Subordinated Promissory Notes were amended to adjust certain financial covenants for the quarter ending December 31, 1999 and prospectively.

Note 5.     Shareholders' Equity

            In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 1,550,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options. The exercise price of incentive options must be at least equal to 100% of the fair market value of the Common Stock at the date of the grant, and the exercise price of non-qualified stock options may not be less than 75% of the fair market value of the Common Stock at the date of the grant. The maximum term for all options is 10 years. Options granted to date vest in three to five installments over periods of three to four and one-half years. As of March 31, 1999 and 2000, options for 278,847 shares and 484,344 shares were exercisable, respectively.

            The following table summarizes the transactions pursuant to the 1995 Plan.

                                                                                            Weighted-Average
                                                     Shares            Exercise Price        Exercise Price
                                                     ------            --------------        --------------

             Outstanding at June 30, 1998            610,926                $9-$11.28              $10.61
             Granted                                 214,500                 $5.50-$7               $5.74
             Expired or canceled                      21,200                $9-$11.25              $10.40
                                                ------------         ----------------        ------------
             Outstanding at June 30, 1999            804,226             $5.50-$11.28               $9.32
             Granted                                       0                        0                   0
             Expired or canceled                      23,179             $5.50-$11.25              $10.11
             Exercised                                   633                    $5.50               $5.50
                                                ------------       ------------------        ------------
             Outstanding at March 31, 2000           780,414             $5.50-$11.28               $9.30
                                                ============       ==================        ============

             In 1995, the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, the Company has reserved 60,000 shares of Common Stock. Under the terms of the Directors' Plan each non-employee director receives options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director receives an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock at the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. The maximum term for all options is ten years. As of March 31, 1999 and 2000, options to purchase 12,000 shares and 14,000 shares, respectively, were exercisable and options for 28,000 and 36,000 shares, respectively, were outstanding.

            On February 14, 2000, Citizens Financial Group, Inc., the successor in interest to State Street Bank and Trust Company, exercised warrants to purchase 57,385 shares of Common Stock pursuant to the cashless exercise provision contained in the warrants. In connection with the cashless exercise, warrants to purchase 27,532 shares of Common Stock were cancelled.

Note 6.      Operating Leases

             The Company entered into 26 operating leases from July 1, 1999 through March 31, 2000. Two leases were for storage and warehouse facilities with aggregate annual rentals of approximately $16,000 expiring in 2003. Twenty four leases were for trucks with aggregate annual rentals of approximately $274,000 expiring at various dates through 2006.


Note 7.  Subsequent Events

            In May 2000, the Company sold 5,000 shares of its 8% Cumulative Convertible Preferred Stock, no par value (the "Convertible Preferred Stock"), for $1,000 per share (the "Liquidation Preference"). Cumulative dividends are payable quarterly in arrears at the rate of 8.0% per annum on the Liquidation Preference, and, to the extent not paid in cash, will be added to the Liquidation Preference. Shares of the Convertible Preferred Stock may be converted into shares of Common Stock at any time at a conversion price of $9.47 per share, which represents a 20% premium to average closing price of the Common Stock on the Nasdaq Stock Market for the 20 trading days prior to May 12, 2000. Additionally, the Company must redeem the Convertible Preferred Stock upon the occurrence of a change in control of the Company.

            Simultaneously with the sale of the Convertible Preferred Stock, the agreements governing the Amended SunTrust Facility and the 12% Senior Subordinated Promissory Notes were amended. The Amended SunTrust Facility was amended to adjust the borrowing base and to change certain financial covenants for the quarter ending June 30, 2000 and prospectively. The 12% Senior Subordinated Promissory Notes were amended to adjust certain financial covenants for the quarter ended March 31, 2000 and prospectively.

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

Overview

            We are the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. We currently operate a national network of 89 service locations in 44 states servicing approximately 70,000 bulk and high pressure customers. Over 97% of fountain beverage users in the Continental United States are within our current service area.

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

            Substantially all of our revenues have been derived from the rental of bulk CO2 systems installed at customers' sites, the sale of CO2 and high pressure cylinder revenues. Revenues have grown from $812,000 in fiscal 1991 to $47.1 million in fiscal 1999, an average increase of 68% annually. We believe that our revenue base is stable due to the existence of long-term contracts with our customers which generally roll-over without a significant portion expiring without renewal in any one year. In each of fiscal 1997, 1998 and 1999, less than 5% of our bulk CO2 systems in service experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned, or left in place when prospects for a new restaurant at the same location appear likely. Revenue growth is largely dependent on both (1) the rate of new bulk CO2 system installations and
(2) the growth in bulk CO2 sales at (i) customers on rental plus per pound charge contracts and (ii) customers that own their own bulk CO2 systems. During the third quarter of fiscal 2000, our customer base increased by approximately 2,000 new accounts.

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

            Since 1990, we have devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing a national infrastructure to support the rapid growth in the number of our installed base of bulk CO2 systems. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and accumulated net losses of $23.9 million at March 31, 2000.

            We believe that our future revenue growth, gains in gross margin and profitability will be dependent upon increases in route density and the expansion and penetration of bulk CO2 system installations in existing and new market regions resulting from successful ongoing marketing.

            Our experience has been that gross margins at service locations have generally increased with the length of time that the service location is in operation. Gross margins in our mature markets are generally in the 55% to 65% range. As of March 31, 2000, 52% of our stationary service locations were open over three years, 38% were open two to three years, 9% were open one to two years and 1% was open under one year. For the three months ended March 31, 2000, depots open over three years averaged a 57% gross margin; for the three months ended March 31, 1999, those same depots averaged a 56% gross margin. Depots open two to three years as of March 31, 2000 averaged a 42% gross margin for the most recent quarter; for the comparable period of last year, these depots averaged a 38% gross margin. Depots open one to two years averaged a 26% gross margin for the quarter ended March 31, 2000 as compared to these depots having a 2% gross margin for the quarter ended March 31, 1999. For the quarter ended March 31, 2000, depots open less than one year had a 3% gross margin.

Additionally, we operate 19 mobile service locations with an average 39% gross margin for the quarter ended March 31, 2000 compared to 14 mobile service locations with an average gross margin of 37% for the quarter ended March 31, 1999. New service locations typically operate at low or negative gross margins in the early stages and detract from our highly profitable service locations in mature markets. Increases in gross margins at service locations are generally related to increases in the number of customers serviced. New accounts are being added to newer depots for which there is substantial excess capacity, and therefore, relatively little additional cost is incurred to service new customers. New multi-unit placement agreements combined with single-unit placements will help us in achieving route density. As our customer base increases, we anticipate that our financial performance on a sequential basis will improve at an accelerated rate. Our route density is highest at our oldest depots and is less developed in the other areas where we presently have operations.

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

            We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is the principal financial measure by which we should be measured as we continue to achieve national market presence and build route density. Our revolving credit facility utilizes EBITDA for its calculation of financial leverage, affecting the amount of funds available to us to borrow. Information regarding EBITDA is presented because of its use by certain investors as one measure of a corporation's ability to generate cash flow. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of a corporation's operating performance. EBITDA excludes significant costs of doing business and should not be considered in isolation from GAAP measures. EBITDA has grown from $15,000 in fiscal 1991 to $11.3 million in fiscal 1999, an average increase of 72% annually from fiscal 1994 to fiscal 1999. For the three months ended March 31, 2000, EBITDA was $4.2 million, or $16.7 million annualized, the highest for any quarter in our history.

Results of Operations

             The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:

                                                        Three Months Ended  Nine Months Ended
                                                             March 31,            March 31,
                                                             ---------            ---------

                                                          2000      1999       2000     1999
                                                          ----      ----       ----     ----
Income Statement Data:

Net sales                                                 100.0%    100.0%    100.0%    100.0%
Cost of products sold                                      50.0      53.8      50.2      53.5
Selling, general and administrative expenses               21.8      22.5      21.4      22.3
Depreciation and amortization                              26.5      26.9      27.0      26.9
                                                          -----     -----     -----     -----
Operating income (loss)                                     1.7      (3.2)      1.4      (2.7)
                                                          -----     -----     -----     -----
Interest expense, net                                      16.9      15.8      17.5      15.5
                                                          -----     -----     -----     -----

Net loss                                                  (15.2%)   (19.0%)   (16.1%)   (18.2%)
                                                          =====     =====     =====     =====

Other Data:
Operating income before depreciation and amortization
(EBITDA)                                                   28.2%     23.7%     28.4%     24.1%
                                                          =====     =====     =====     =====

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net Sales

             Net sales increased by $2.8 million, or 23.3%, from $12.0 million in the 1999 period to $14.8 million in the 2000 period. The increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. At March 31, 2000, there were approximately 55,000 Company owned and 10,000 customer owned bulk CO2 systems in service, an increase of 12,000, or 21.8%, over the approximately 44,000 Company owned and 9,000 customer owned bulk CO2 systems in service at March 31, 1999.

Costs of Products Sold

             Cost of products sold increased by $950,000, from $6.5 million in the 1999 period to $7.4 million in the 2000 period and decreased as a percentage of net sales from 53.8% to 50.0%. The dollar increase is attributable to our continued growth. The percentage decrease is attributable to a decrease in fully loaded route drivers, CO2 purchases and depot expenses. Fully loaded route drivers increased by $343,000 from $2.0 million in the 1999 period to $2.3 million in the 2000 period and decreased as a percentage of net sales from 16.6% to 15.7%. CO2 purchases increased by $185,000 from $1.6 million in the 1999 period to $1.8 million in the 2000 period and decreased as a percentage of net sales from 13.1% to 11.9%. Depot expenses decreased as a percentage of net sales from 5.2% in the 1999 period to 4.3% in the 2000 period. We operated 89 service locations at March 31, 2000 compared to 83 service locations at March 31, 1999. When we open new service locations and expand into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved. At March 31, 2000, we serviced over 400 bulk CO2 customers per delivery vehicle from 39% of our service locations.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses increased by $520,000 from $2.7 million in the 1999 period to $3.2 million in the 2000 period and decreased as a percentage of net sales from 22.5% to 21.8%. The dollar increase is primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses. The percentage decrease is attributable to economies of scale. At March 31, 1999, we had operations in 44 states and employed 160 marketing and administrative employees and at March 31, 2000, we had operations in 44 states and employed 191 marketing and administrative employees.

Depreciation and Amortization

              Depreciation and amortization increased by $693,000 from $3.2 million in the 1999 period to $3.9 million in the 2000 period. As a percentage of net sales, such expenses decreased from 26.9% in the 1999 period to 26.5% in the 2000 period. Depreciation expense increased by $503,000 from $2.3 million in the 1999 period to $2.8 million in the 2000 period principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense decreased from 18.9% in the 1999 period to 18.7% in the 2000 period. Amortization expense increased by $190,000 from $961,000 in the 1999 period to $1.2 million in the 2000 period primarily due to amortization related to deferred charges and deferred lease acquisition costs. As a percentage of net sales, amortization expense decreased from 8.0% to 7.8%.

Operating Income

            For the reasons described above, operating income was $256,000, or 1.7% of net sales, in the 2000 period, compared to an operating loss of $385,000, or (3.2%) of net sales, in the 1999 period.

Interest Expense

            Net interest expense increased by $610,000 from $1.9 million in the 1999 period to $2.5 million in the 2000 period and increased as a percentage of net sales from 15.8% to 16.9%. This increase is primarily attributable to increased level of long-term debt and subordinated debt in the 2000 period as compared to the 1999 period.

Net Loss

            For the reasons described above, net loss decreased by $31,000, or 1.4%, in the 1999 period compared to the 2000 period. No provision for income tax expense in either the 1999 period or the 2000 period has been made due to historical net losses.

EBITDA

            For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $1.3 million, or 46.9%, from $2.8 million in the 1999 period to $4.2 million in the 2000 period and increased as a percentage of net sales from 23.7% to 28.2%, respectively.


Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

Net Sales

            Net sales increased by $8.0 million, or 23.4%, from $34.1 million in the 1999 period to $42.1 million in the 2000 period. The increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. At March 31, 2000, there were approximately 55,000 Company owned and 10,000 customer owned bulk CO2 systems in service, an increase of 12,000, or 21.8%, over the approximately 44,000 Company owned and 9,000 customer owned bulk CO2 systems in service at March 31, 1999.

Cost of Products Sold

            Cost of products sold increased by $2.9 million, from $18.3 million in the 1999 period to $21.2 million in the 2000 period and decreased as a percentage of net sales from 53.5% to 50.2%. The dollar increase is attributable to our continued growth. The percentage decrease is attributable to a decrease in fully loaded route drivers, depot expenses and CO2 purchases. Fully loaded route drivers increased by $884,000 from $6.1 million in the 1999 period to $7.0 million in the 2000 period and decreased as a percentage of net sales from 17.9% to 16.6%. Depot expenses decreased as a percentage of net sales from 5.2% in the 1999 period to 4.2% in the 2000 period. CO2 purchases increased by $800,000 from $4.5 million in the 1999 period to $5.3 million in the 2000 period and decreased as a percentage of net sales from 13.2% to 12.6%. We operated 89 service locations at March 31, 2000 compared to 83 service locations at March 31, 1999. When we open new service locations and expand into new markets, higher costs expressed as a percentage of net sales are incurred until route density is achieved.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased by $1.4 million from $7.6 million in the 1999 period to $9.0 million in the 2000 period and decreased as a percentage of net sales from 22.3% to 21.4%. The dollar increase is primarily attributable to growth in the number of marketing and administrative employees and their associated expenses. The percentage decrease is attributable to economies of scale. At March 31, 1999, we had operations in 44 states and employed 160 marketing and administrative employees and at March 31, 2000, we had operations in 44 states and employed 191 marketing and administrative employees.

Depreciation and Amortization

             Depreciation and amortization increased by $2.2 million from $9.2 million in the 1999 period to $11.4 million in the 2000 period. As a percentage of net sales, such expenses increased from 26.9% in the 1999 period to 27.0% in the 2000 period. Depreciation expense increased by $1.6 million from $6.4 million in the 1999 period to $7.9 million in the 2000 period principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense increased from 18.7% in the 1999 period to 18.8% in the 2000 period. Amortization expense increased by $615,000 from $2.8 million in the 1999 period to $3.4 million in the 2000 period primarily due to amortization related to deferred charges and deferred lease acquisition costs. As a percentage of net sales, amortization expense decreased from 8.2% to 8.1%.

Operating Income

            For the reasons described above, operating income was $588,000, or 1.4% of net sales, in the 2000 period, compared to an operating loss of $932,000, or (2.7%) of net sales, in the 1999 period.

Interest Expense

             Net interest expense increased by $2.1 million from $5.3 million in the 1999 period to $7.4 million in the 2000 period and increased as a percentage of net sales from 15.5% to 17.5%. This increase is attributable to the increased level of long-term debt and subordinated debt in the 2000 period as compared to the 1999 period as well as an increase of two percent in interest rates for the three months ended September 30, 1999 on $30.0 million of subordinated debt.

Net Loss

             For the reasons described above, net loss increased by $585,000, or 9.4%, from $6.2 million in the 1999 period to $6.8 million in the 2000 period. No provision for income tax expense in either the 1999 period or the 2000 period has been made due to historical net losses.

EBITDA

             For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $3.7 million, or 44.9%, from $8.2 million in the 1999 period to $11.9 million in the 2000 period and increased as a percentage of net sales from 24.1% to 28.4%, respectively.

Liquidity and Capital Resources

            Our cash requirements consist principally of (1) capital expenditures associated with purchasing and placing new bulk CO2 systems into service at customers' sites; (2) payments of interest on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. As of March 31, 2000, we anticipated making cash capital expenditures of at least $5.0 million to $10.0 million during the remaining three months of fiscal 2000, primarily for purchases of bulk CO2 systems that we expect to place into service. Once bulk CO2 systems are placed into service, we generally experience positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to capital expenditures related to internal growth, we review opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

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

            In May 2000, we sold 5,000 shares of our 8% Cumulative Convertible Preferred Stock, no par value (the "Convertible Preferred Stock"), for $1,000 per share (the "Liquidation Preference"). Cumulative dividends are payable quarterly in arrears at the rate of 8.0% per annum on the Liquidation Preference, and, to the extent not paid in cash, will be added to the Liquidation Preference. Shares of the Convertible Preferred Stock may be converted into shares of Common Stock at any time at a conversion price of $9.47 per share, which represents a 20% premium to average closing price of the Common Stock on the Nasdaq Stock Market for the 20 trading days prior to May 12, 2000. Additionally, we must redeem the Convertible Preferred Stock upon the occurrence of a change in control of the Company.

            Simultaneously with the sale of the Convertible Preferred Stock, the agreements governing the Amended SunTrust Facility and the 12% Senior Subordinated Promissory Notes were amended. The Amended SunTrust Facility was amended to adjust the borrowing base and to change certain financial covenants for the quarter ending June 30, 2000 and prospectively. The 12% Senior Subordinated Promissory Notes were amended to adjust certain financial covenants for the quarter ended March 31, 2000 and prospectively.

            During the nine months ended March 31, 2000, our capital resources included cash flows from operations and available borrowing capacity under the Amended SunTrust Facility. As of March 31, 2000, a total of $49.75 million was outstanding under the Amended SunTrust Facility with interest at three hundred fifty basis points above the applicable London InterBank Offering Rate ("LIBOR") (9.29% to 9.51% at March 31, 2000).

            We believe that cash flows from operations and available borrowings under the Amended SunTrust Facility will be sufficient to fund proposed operations for at least the next twelve months.

            Working Capital. At June 30, 1999, we had negative working capital of $455,000. At March 31, 2000, we had negative working capital of $5.2 million.

            Cash Flows from Operating Activities. For the nine months ended March 31, 1999 and March 31, 2000, net cash provided by operating activities was $2.5 million and $9.1 million, respectively. The increase from the 1999 period to the 2000 period of $6.6 million is primarily due to an increase in the net loss of $585,000 while depreciation and amortization increased by $2.2 million from the 1999 period to the 2000 period and an increase of $400,000 in accounts payable in the 1999 period compared to a $4.2 million increase in the 2000 period.

            Cash Flows from Investing Activities. For the nine months ended March 31, 1999 and March 31, 2000, net cash used in investing activities was $20.0 million and $16.7 million, respectively. These investing activities were primarily attributable to the installation and direct placement costs and acquisition of bulk CO2 systems.

            Cash Flows from Financing Activities. For the nine months ended March 31, 1999 and March 31, 2000, cash flows provided by financing activities were $18.3 million and $6.2 million, respectively. For the nine months ended March 31, 1999 and March 31, 2000, net cash provided by financing activities was primarily from the issuance of long-term debt.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above, as of March 31, 2000, a total of $49.75 million was outstanding under the Amended SunTrust Facility with interest at three hundred fifty basis points above the applicable LIBOR rate (9.29% to 9.51% at March 31, 2000). Based upon $49.75 million outstanding under the Amended SunTrust Facility at March 31, 2000, our annual interest cost under the Amended SunTrust Facility would increase by $498,000 for each one percent increase in LIBOR (i.e., from 8.0% to 9.0%).

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



PART II.  OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits.

            27 - Financial Data Schedule.

(b)         Reports on Form 8-K.

            (1)   The Company filed a Form 8-K dated March 28, 2000 reporting an
                  Item 5 event.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   NuCo2 Inc.


Dated:  May 15, 2000                          By:  /s/ Joann Sabatino
                                                   -----------------------------
                                                   Joann Sabatino
                                                   Chief Financial Officer