Form 10-K
period 2000-06-30
NUCO2 INC /FL
filed 2000-09-29
CIK 947577

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

For the fiscal year ended June 30, 2000

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to ___________

                         Commission file number: 0-27378


                                   NUCO2 INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Florida                                       65-0180800
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

2800 S.E Market Place, Stuart, Florida                  34997
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  (561) 221-1754

Securities registered pursuant to Section 12(b) of the Act:

                                                          None.

Securities registered pursuant to Section 12(g) of the Act:

                                         Common Stock, $.001 par value
                                         -----------------------------
                                                (Title of Class)

            Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


                                                           (continued next page)

            The aggregate market value at September 19, 2000 of shares of the Registrant's common stock, $.001 par value per share (based upon the closing price of $7.125 per share of such stock on the Nasdaq National Market on such date), held by non-affiliates of the Registrant was approximately $36,346,000. Solely for the purposes of this calculation, shares held by directors and executive officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

            At September 19, 2000, there were outstanding 7,275,015 shares of the Registrant's common stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the Registrant's definitive proxy statement to be filed not later than October 30, 2000 pursuant to Regulation 14A.

                                   NUCO2 INC.


                                      Index
                                                                           Page
                                                                           ----

PART I.
Item 1.     Business.                                                        1
Item 2.     Properties.                                                      9
Item 3.     Legal Proceedings.                                               9
Item 4.     Submission of Matters to a Vote of Security Holders.             9

PART II.
Item 5.     Market For Registrant's Common Equity and
            Related Stockholder Matters.                                     9
Item 6.     Selected Financial Data.                                        11
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.                                          12
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.     18
Item 8      Financial Statements and Supplementary Data.                    18
Item 9.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.                                           18

PART III.
Item 10.    Directors and Executive Officers of the Registrant.             18
Item 11.    Executive Compensation.                                         18
Item 12.    Security Ownership of Certain Beneficial Owners and Management. 18
Item 13.    Certain Relationships and Related Transactions.                 19

PART IV.
Item 14.    Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K.                                        19

Signatures                                                                  22
Index to Financial Statements                                              F-1

1.          Business.

General

            NuCo2 Inc. is the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. In most instances, CO2 is presently supplied to fountain beverage users in the form of gas, which is transported and stored in high pressure cylinders. Bulk CO2 is a relatively new technology that is replacing high pressure CO2 as the beverage carbonation system of choice. We are the first and only company to operate a national network of service locations with over 99% of fountain beverage users in the Continental United States within our current service area.

            Our customers are many of the major national and regional restaurant and convenience store chains, movie theater operators, theme parks, resorts and sports venues, including:

              Quick Serve Restaurants                                              Casual/Dinner Houses
 Burger King                 Captain D's                       Applebee's                               Landry's
 Pizza Hut                   Sonic Drive-In                    Outback Steakhouse                       Red Lobster/Olive Garden
 Taco Bell                   White Castle                      Chili's                                  Shoney's
 KFC                         Roy Rogers                        Ryan's Family Steak House                Longhorn Steakhouse
 McDonald's                  Dunkin' Donuts                    Pizzeria Uno                             Ponderosa Steak House
 Wendy's                     Pizza Inn                         Hard Rock Cafe                           Friendly's Restaurant
 Krystal                     Bumpers Drive-In                  Official All Star Cafe                   Ruby Tuesday
 Hardee's                    Checker's                         Spaghetti Warehouse                      Roadhouse Grill
 Churchs Chicken             Steak'n Shake                     Don Pablo's                              Bahama Breeze
 Arby's                      Carl's Jr.                        Chevy's                                  Cooker Bar & Grill
 Schlotzsky's Deli           D'Angelo's Sandwich Shop          Rio Bravo Cantina                        Bertucci's
 Chick-Fil-A                 Sbarro                            Perkins Family Restaurants
 Quizno's Classic Subs       Panera Bread Company              Cheesecake Factory
 Papa Gino's

 Contract Feeders            Wholesale Clubs                              Convenience/Petroleum
 Sodexho Operations          BJ's Wholesale                    7-Eleven                                 Exxon
 Host Marriott               Costco                            Circle K                                 Shell ETD
 Daka International          Sam's Club                        Coastal Mart                             E-Z Serve
 ARAmark                                                       Total Petroleum                          Racetrac Petroleum
 Fine Host                                                     Golden Pantry                            Spectrum Stores
 Sport Services                                                Handy Way                                Sunshine Jr.
                                                               Christy's Market                         Star Enterprises
                                                               Phillips 66                              BP/Amoco
                                                               Conoco                                   Farm Stores
 Sports Venues                                                 Pantry Stores                            Tom Thumb
 Pro Player Stadium
 Madison Square Garden                                                            Movie Theatres
 Georgia Dome                                                  Regal Cinemas                            General Cinema
 Derby Lane                                                    American Multi Cinema                    United Artist Cinemas
 AMF Bowling Centers                                           Sony/Loew's Cinemas                      Wallace Theatres
 Brunswick Recreation Centers                                  Litchfield Cinemas
 Raymond James Stadium

            We are a Florida corporation, incorporated in 1990. Through a combination of internal growth and over 30 acquisitions, we have expanded our service area from one service location and 19 customers in Florida to 92 service locations and approximately 73,000 bulk and high pressure CO2 customers in 45 states. Our customer base has increased by an average of 50% annually from 1996 to 2000. Today, the majority of our growth is driven by the conversion of high pressure CO2 users to bulk CO2 systems.

                                Service Locations








                                [OBJECT OMITTED]


                                 Customer Base




                                [OBJECT OMITTED]

            Our bulk CO2 customer base is highest in Florida, Texas, Georgia, California and New York.

                Five States With Largest Bulk CO2 Customer Base


                                [OBJECT OMITTED]




            Substantially all of our revenues have been derived from the rental of bulk CO2 systems installed at customers' sites, the sale of CO2 and high pressure cylinder revenues. Revenues have grown from $812,000 in fiscal 1991 to $58.0 million in fiscal 2000, with an average increase of 50% annually from fiscal 1996 to fiscal 2000. We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is the principal financial measure by which we should be measured as we continue to achieve national market share and build route density. EBITDA has grown from $15,000 in fiscal 1991 to $16.1 million in fiscal 2000, with an average increase of 46% annually from fiscal 1996 to fiscal 2000.


                                   Net Sales


                                [OBJECT OMITTED]


                                     EBITDA

                                [OBJECT OMITTED]

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

            There are currently approximately 140,000 bulk CO2 beverage users in the United States. Of these, approximately 68,000 are already our customers. We also currently service approximately 5,000 high pressure CO2 customers and estimate that there are approximately 800,000 fountain beverage users in the Continental United States and therefore the bulk CO2 industry presents substantial opportunity for growth.


                       Total Beverage CO2 Users (800,000)

                                [OBJECT OMITTED]

Products and Services

            We offer our customers two principal services: (1) a stationary bulk CO2 system installed on the customer's site and (2) routine filling of the bulk CO2 system with bulk CO2 on a four week cycle. The bulk CO2 system installed at a customer's site consists of a cryogenic vessel for the storage of bulk CO2 and related valves, regulators and gas lines. The cryogenic vessel preserves CO2 in its liquid form and then converts the liquid product to gaseous CO2, the necessary ingredient for beverage carbonation. We offer bulk CO2 systems ranging from 50 to 600 lbs. of CO2 capacity. This range of bulk CO2 system sizes permits us to market our services to a broad range of potential customers.

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

            We believe that the use of long-term contracts provides benefits to both us and our customers. Customers are able to largely eliminate CO2 supply interruptions and the need to operate CO2 equipment themselves, while the contract adds stability to our revenue base. In each of fiscal 1998, 1999 and 2000, less than 5% of our bulk CO2 systems in service experienced service termination. Service termination is typically caused by restaurant closure. After the expiration of the initial term of a contract, the contract generally renews unless we or the customer notifies the other of intent to cancel. To date, our experience has been that contracts generally "roll-over" without a significant portion terminating in any one year. The largest number (approximately 26%) of our current contracts expire in 2003.

            We also supply high pressure gases in cylinder form, including CO2, helium and nitrogen. We estimate that we currently service approximately 5,000 high pressure CO2 customers, most of whom are very low volume users. Helium and nitrogen are supplied mostly to existing customers in connection with filling balloons and dispensing beer, respectively.

            We have an agreement with The Coca-Cola Company that establishes a framework to develop a strategic alliance between us for providing Coke's fountain customers in the United States with quality CO2, CO2 dispensing systems, technology and service that are superior to systems available today. If we successfully develop a strategic alliance, the agreement ultimately contemplates, among other things, that we will be the sole preferred provider of bulk CO2 to Coke's customers, that we and Coke will develop differentiated CO2 sales and marketing programs to be used solely by Coke's and our sales associates exclusively for Coke's customers, and that Coke will not proactively market CO2 programs of other CO2 suppliers to customers that meet an agreed upon customer profile.

            We have an agreement with MiCell Technologies Inc. ("MiCell") to be the exclusive supplier in the United States and Canada of bulk CO2 systems and bulk CO2 to MiCell's customers in the dry cleaning industry that use the MICO2 garment cleaning fluid system technology developed and patented by MiCell. While perchloroethylele ("perc") has been used effectively in the dry cleaning industry for years, there are growing concerns that perc may be a health hazard and tighter controls have been placed on its use. Dry cleaners and other businesses that use perc must dispose of it as hazardous waste. The MICO2 system is an alternative to perc and uses a combination of CO2 and specialty detergents as a cleaning solvent. MiCell believes that the MICO2 system is environmentally benign, non-carcinogenic, safe for garments and does a better job of cleaning than any of the alternatives. MiCell completed field testing of the MICO2 system and began its sale in November 1998. We currently service 13 MiCell customers and expect that number to increase if MiCell is successful in commercializing the MICO2 system. Tests of the MICO2 system have indicated that the average dry cleaner customer will use approximately 10 times the volume of bulk CO2 that an average fountain beverage customer uses.

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

Marketing and Customers

            At June 30, 2000, we serviced approximately 73,000 bulk and high pressure CO2 customers, none of which accounted for more than 5% of our fiscal 2000 net sales. We market our bulk CO2 products and services to large customers such as restaurant and convenience store chains, movie theater operators, theme parks, resorts and sports venues. Our customers include most of the major national and regional chains throughout the United States. We approach large chains on a corporate or regional level for approval to become the exclusive supplier of bulk CO2 products and services on a national basis or within a designated territory. We then direct our sales efforts to the managers or owners of the individual or franchised operating units. Our relationships with chain customers in one geographic market frequently help us to establish service with these same chains when we expand into new markets. After accessing the chain accounts in a new market, we attempt to rapidly build route density by leasing bulk CO2 systems to independent restaurants, convenience stores and theaters. While the large chains offer immediate penetration on a national or regional basis, the small operators are important accounts because they provide geographic density which optimizes delivery efficiency and reduces costs on a per customer basis. The introduction of smaller bulk CO2 systems (50 and 100 lb. capacity vessels), which we helped develop, allows us to penetrate the market for lower volume users of CO2 such as mall-based food courts, small restaurants and mass-market retailers. Our products and services are sold by a sales force of 63 commission only independent sales representatives and 27 salaried sales personnel.

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

Operations

            At June 30, 2000, we operated 91 service locations (70 stationary depots and 21 mobile depots) located throughout our 44 state service area and operated 158 specialized bulk CO2 trucks, 95 installation vehicles and seven high pressure cylinder delivery trucks. Each specialized bulk CO2 truck refills bulk CO2 systems at customers' sites on a regular cycle and CO2 delivery quantities are measured by flow meters installed on the bulk CO2 trucks. Each stationary depot is equipped with a storage tank (up to 40 tons) which receives bulk CO2 from large capacity tanker trucks and from which our specialized bulk CO2 trucks are filled with bulk CO2 for delivery to customers. In most instances, the bulk CO2 system at a customer's site is accessible from the outside of the establishment and delivery of bulk CO2 does not cause any interference with the operations of the customer. All dispatch and billing functions are conducted from our corporate headquarters in Stuart, Florida, with route drivers, installers and service personnel operating from our service locations.

            We have substantially rolled out a new mobile information system for use in our field operations. The system utilizes a hand held device to provide field personnel with up to date delivery route and customer account information and also serves as an input source to record all delivery transaction information. At the end of the driver's shift, all delivery transaction information is transmitted electronically to our headquarters in Stuart, Florida and downloaded into our computer systems. We believe that this new system will revolutionize our route management system and lead to improved efficiencies in virtually all aspects of our operations. Anticipated benefits include improved route efficiencies and monitoring of driver performance, a reduction in courier charges for overnight shipment of delivery tickets and in employee hours to manually input delivery tickets since delivery information will be transmitted electronically, virtual elimination of illegible delivery tickets and consequently a reduction in billing errors and customer disputes and a reduction in paperwork as well as telephone calls to and from the field.

            The new mobile information system is the first phase of our planned RouteSmart(TM) leading edge delivery system. We anticipate that the next two phases of the RouteSmart(TM) delivery system, software-based forecasting and route design will be operational by March 31, 2001. The forecasting application will analyze customer CO2 usage and predict when a customer will run out of CO2 enabling us to schedule a delivery to prevent such an occurrence. The route design software will produce efficient delivery routes to minimize time and distance traveled between deliveries.

            The fourth phase of the RouteSmart(TM) delivery system will be the development of a monitoring system installed at the customer's location to remotely inspect bulk CO2 tanks. It is anticipated that the system will provide readings of CO2 pressure, volume and purity either by automated telephone call to the tank or triggered by preset emergency readings. We anticipate that this phase of the RouteSmart(TM) delivery system will be operational in the next couple of years.

            The final phase of the fully integrated RouteSmart(TM) delivery system is expected to be Internet-based customer support. It is anticipated that when this final phase of the RouteSmart(TM) delivery system is in place, customers will be able to log onto the Internet, and among other things, bring up their accounts, check payment balances as well as scheduled deliveries.

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

Bulk CO2 Systems

            We purchase new bulk CO2 systems from their two major manufacturers pursuant to purchase agreements and we believe that we are the largest purchaser of bulk CO2 systems from these manufacturers combined. We purchase bulk CO2 systems in six sizes (50, 100, 250, 300, 400 or 600 lbs. bulk CO2 capacity) depending on the needs of our customers. Bulk CO2 systems are vacuum insulated containers with extremely high insulation characteristics allowing the storage of CO2, in its liquid form, at very low temperatures. Bulk CO2 systems operate under low pressure, are fully automatic, and require no electricity. Based upon manufacturers' estimates, the service life of a bulk CO2 system is expected to exceed 20 years with minimal maintenance. We maintain an adequate inventory of bulk CO2 systems to meet expected customer demand.

Employees

            At June 30, 2000, we employed 545 full-time employees, 174 of whom were involved in management, sales or customer support, 241 of whom were route drivers and 130 of whom were in installation functions. We consider our relationship with our employees to be good.

Trademarks

            We market our services using the NuCo2(R) trademark which has been registered by us with the United States Patent and Trademark Office. The current registration expires in 2007.

Seasonality

            At June 30, 2000, approximately 5,000 of our bulk CO2 customers were billed under rental plus per pound charge contracts and approximately 10,000 of our bulk CO2 customers own their own bulk CO2 systems and are billed by the pound for all bulk CO2 delivered. Customers who purchase bulk CO2 by the pound tend to consume less CO2 in the winter months and our revenues to such customers will be correspondingly lower in times of cold or inclement weather.

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

2.          Properties.

            Our corporate headquarters are located in a 32,000 square foot rented facility in Stuart, Florida that accommodates corporate, administrative, marketing, sales and warehouse space. At June 30, 2000, we also rented 70 stationary service locations throughout 44 states. These facilities are rented on terms consistent with market conditions prevailing in the area. We believe that our existing facilities are suitable for our current needs and that additional or replacement facilities, if needed, are available to meet future needs.


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

5.          Market  For  Registrant's  Common  Equity  and  Related  Stockholder
            Matters.

            Our Common Stock trades on the Nasdaq National Market under the symbol "NUCO". The following table indicates the high and low sale prices for our Common Stock for each quarterly period during fiscal 1999 and 2000, as reported by the Nasdaq National Market.

Calendar 1998                                    High                    Low
-------------                                    ----                    ---
Third Quarter                                $  10.500                 $ 5.625
Fourth Quarter                                   8.500                   5.000

Calendar 1999
-------------
First Quarter                                $  10.000                 $ 6.250
Second Quarter                                   9.875                   5.375
Third Quarter                                    9.375                   5.000
Fourth Quarter                                  17.000                   5.500

Calendar 2000
-------------
First Quarter                                $  17.750                 $10.500
Second Quarter                                  13.750                   5.500

             At August 29, 2000, there were approximately 200 holders of record of our Common Stock, although there is a much larger number of beneficial owners.

             We have never paid cash dividends on our Common Stock and we do not anticipate declaring any cash dividends on our Common Stock in the foreseeable future. We intend to retain all future earnings for use in the development of our business. In addition, the payment of cash dividends is restricted by financial covenants in our loan agreements.

             On May 4, 1999, in connection with and in consideration for the purchase of $10.0 million of our 12% Senior Subordinated Promissory Notes due 2005 by an existing holder of our 12% Senior Subordinated Promissory Notes due 2004 and an affiliate of SunTrust Bank, South Florida, National Association, we issued warrants to purchase 372,892 shares of our Common Stock at an exercise price of $6.65 per share in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.

             On May 15, 2000, we sold 5,000 shares of our 8% Cumulative Convertible Preferred Stock to Chase Capital Investments, L.P., a Delaware limited partnership, for an aggregate consideration of $5.0 million in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Shares of the 8% Cumulative Convertible Preferred Stock may be converted into shares of our Common Stock at any time at a conversion price of $9.47 per share, which represents a 20% premium to the average closing price of the Common Stock on the Nasdaq National Market for the 20 trading days prior to May 12, 2000. No underwriting discounts or commissions were paid.

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


                                                              Fiscal Year Ended June 30,
                                                              --------------------------
                                                     2000        1999         1998        1997          1996
                                                     ----        ----         ----        ----          ----
                                                      (in thousands, except per share amounts and Operating Data)
Income Statement Data:
Net sales                                        $  57,951    $  47,098    $  35,077    $  18,944    $  11,966
Cost of products sold                               28,931       25,225       18,578        8,992        5,177
Selling, general and administrative expenses        12,887       10,554        9,396        5,859        3,067
Depreciation and amortization                       15,501       12,763        8,912        4,246        2,417
                                                 ---------    ---------    ---------    ---------    ---------

Operating income (loss)                                632       (1,444)      (1,809)        (153)       1,305
Interest expense, net                               10,015        7,489        3,639         (680)       1,258
                                                 ---------    ---------    ---------    ---------    ---------

Income (loss) before extraordinary item             (9,383)      (8,933)      (5,448)         527           47
Extraordinary item                                    --           --            187         --            860
                                                 ---------    ---------    ---------    ---------    ---------

Net income (loss)                                $  (9,383)   $  (8,933)   $  (5,635)   $     527    $    (813)
                                                 =========    =========    =========    =========    =========

Income (loss) per common share before
     extraordinary item                          $   (1.30)   $   (1.24)   $   (0.75)   $     .07    $    (.02)
Extraordinary item                                    --           --          (0.03)        --           (.19)
                                                 ---------    ---------    ---------    ---------    ---------
Net income (loss) per common share               $   (1.30)   $   (1.24)   $   (0.78)   $     .07    $    (.21)

Weighted average shares outstanding                  7,238        7,217        7,210        7,318        4,500

Other Data:
EBITDA (1)                                       $  16,133    $  11,319    $   7,103    $   4,093    $   3,722

Operating Data:
Company owned bulk CO2 systems serviced
     Beginning of period                            50,395       39,295       21,919       12,884        7,967
     New installations, net                          7,605       11,100        9,446        5,817        3,337
     Acquisitions                                     --           --          7,930        3,218        1,580
                                                 ---------    ---------    ---------    ---------    ---------
Total Company owned bulk CO2 systems serviced:      58,000       50,395       39,295       21,919       12,884
Customer owned bulk CO2 systems serviced            10,000        8,605        6,800        4,800        2,900
                                                 ---------    ---------    ---------    ---------    ---------
Total bulk CO2 systems serviced                     68,000       59,000       46,095       26,719       15,784
Total high pressure CO2 customers                    5,000        6,000        9,000        2,000          400
                                                 ---------    ---------    ---------    ---------    ---------
Total customers                                     73,000       65,000       55,095       28,719       16,184
Stationary depots                                       70           69           63           38           24
Mobile depots                                           21           15            2            0            0
Bulk CO2 trucks                                        158          166          150           83           49
Installation vehicles                                   95           86           76           36           19
High pressure cylinder delivery trucks                   7            7           17            1            1


Balance Sheet Data:
Cash and cash equivalents                        $     279    $   1,579    $     337    $  11,673    $  43,001
Total assets                                       148,549      141,630      124,498       73,344       74,633
Total debt (including short-term debt)              92,082       82,461       59,328        9,546       10,844
Redeemable Preferred Stock                           5,050         --           --           --           --
Total shareholders' equity                          38,240       47,733       55,643       60,702       60,684

--------------------
(1) EBITDA represents operating income (loss) plus depreciation and amortization. Information regarding EBITDA is presented because of its use by certain investors as one measure of an issuer's ability to generate cash flow. EBITDA should not be considered an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of an issuer's operating performance.

7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, OUR EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL PERSONNEL. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM 10-K AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

Overview

            We are the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. As of June 30, 2000, we operated a national network of 91 service locations in 44 states servicing approximately 73,000 bulk and high pressure customers. Currently, 99% of fountain beverage users in the Continental United States are within our current service area.

            Growth in our customer base has averaged 50% annually from 1996 to 2000. Our rapid growth has been due to a combination of internal growth and acquisitions. Today, the majority of our growth is driven by the conversion of high pressure CO2 users to bulk CO2 systems. Our success in conversions is demonstrated in the Florida market where we continue to add new bulk CO2 system installations, even after actively marketing in the state since 1990.

            Substantially all of our revenues have been derived from the rental of bulk CO2 systems installed at customers' sites, the sale of CO2 and high pressure cylinder revenues. Revenues have grown from $12.0 million in fiscal 1996 to $58.0 million in fiscal 2000, an average increase of 50% annually. We believe that our revenue base is stable due to the existence of long-term contracts with our customers which generally roll-over without a significant portion expiring without renewal in any one year. In each of fiscal 1998, 1999 and 2000, less than 5% of our bulk CO2 systems in service experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned, or left in place when prospects for a new restaurant at the same location appear likely. Revenue growth is largely dependent on both (1) the rate of new bulk CO2 system installations, (2) the growth in bulk CO2 sales at (i) customers on the rental plus per pound charge contracts and (ii) customers that own their own bulk CO2 systems and (3) price increases. During fiscal 2000, we installed a net of approximately 700 bulk CO2 systems monthly.

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

            Since 1990, we have devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing a national infrastructure to support the rapid growth in the number of our installed base of bulk CO2 systems. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and accumulated net losses of $26.5 million at June 30, 2000.

            We believe that our future revenue growth, gains in gross margin and profitability will be dependent upon increases in route density and the expansion and penetration of bulk CO2 system installations in existing and new market regions resulting from successful ongoing marketing. Our route density is highest in Florida and is less developed in the other areas where we presently have operations. New multi-unit placement agreements combined with single-unit placements will help us in achieving route density. Our success in reaching multi-placement agreements is due in part to our national delivery system.

             Our experience has been that as our depots mature their gross profit margins improve as volume grows and fixed costs remain essentially the same. For example, at the end of fiscal 2000, depots open greater than three years averaged a 56.8% gross margin. Many of these depots have gross margins greater than 60% and continue to improve. These same depots averaged a 54.0% gross margin at the end of fiscal 1999. Since our new depot openings have slowed drastically over the last 24 months, on a weighted average basis, we expect that gross margins at our mature depots will accelerate. Additionally, new technologies continue to enhance improvements in gross margins and we continue to investigate non-techological improvements in gross margins as well. New service locations typically operate at low or negative gross margins in the early stages and detract from our highly profitable service locations in mature markets.

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

            We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is the principal financial measure by which we should be measured as we continue to achieve national market presence and to build route density. Our revolving credit facility utilizes EBITDA for its calculation of financial leverage, affecting the amount of funds available to us to borrow. Information regarding EBITDA is presented because of its use by certain investors as one measure of a corporation's ability to generate cash flow. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of a corporation's operating performance. EBITDA excludes significant costs of doing business and should not be considered in isolation from GAAP measures. EBITDA has grown from $3.7 million in fiscal 1996 to $16.1 million in fiscal 2000, an average of 46% annually from fiscal 1996 to fiscal 2000.

Results of Operations

            The following table sets forth, for the periods indicated, the percentage relationship which the various items bear to net sales:

                                                                  Fiscal Year Ended June 30,
                                                          2000                1999                1998
                                                          ----                ----                ----
Income Statement Data:
Net sales............................................     100.0%              100.0%             100.0%
Cost of products sold................................      49.9                53.6               53.0
Selling, general and administrative expenses.........      22.2                22.4               26.8
Depreciation and amortization........................      26.8                27.1               25.4
                                                        -------             -------          ---------
Operating income (loss)..............................       1.1                (3.1)              (5.2)
Interest expense, net................................      17.3                15.9               10.4
                                                        -------             -------          ---------
Loss before extraordinary item.......................     (16.2)              (19.0)             (15.6)
Extraordinary item...................................       -                   -                   .5
                                                        -------             -------          ---------
Net income (loss)....................................     (16.2)%             (19.0)%            (16.1)%
                                                        =========           =========        ===========
Other Data:
   EBITDA............................................      27.8%               24.0%              20.3%
                                                       =========            =========        ===========

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

            Net Sales

            Net sales increased $10.9 million, or 23.0%, from $47.1 million in 1999 to $58.0 million in 2000. The increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. At June 30, 2000, there were approximately 58,000 Company owned and 10,000 customer owned bulk CO2 systems in service, an increase of 9,000, or 15%, over the approximately 50,000 Company owned and 9,000 customer owned bulk CO2 systems in service at the end of 1999. Increases in net sales due to price increases were immaterial.

            Cost of Products Sold

            Cost of products sold increased by $3.7 million, or 14.7%, from $25.2 million in 1999 to $28.9 million in 2000, and decreased as a percentage of net sales from 53.6% in 1999 to 49.9% in 2000. The dollar increase is attributable to our continued growth and the percentage decrease is primarily attributable to our increased route densities. Bulk CO2 purchases increased by $0.8 million from $6.3 million in 1999 to $7.1 million in 2000 and decreased as a percentage of net sales from 13.4% to 12.2%. Fully loaded route drivers increased by $1.5 million from $8.2 million in 1999 to $9.7 million in 2000 and decreased as a percentage of net sales from 17.5% to 16.8%. Auto and truck expense increased by $1.1 million from $4.2 million in 1999 to $5.3 million in 2000 and increased as a percentage of net sales from 9.0% to 9.1%. Depot expense increased by $0.1 from $2.2 million in 1999 to $2.3 million in 2000 and decreased as a percentage of net sales from 4.7% to 3.9%.


            Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased by $2.3 million, or 22.1%, from $10.6 million in 1999 to $12.9 million in 2000, and decreased as a percentage of net sales from 22.4% in 1999 to 22.2% in 2000. The dollar increase is primarily attributable to (1) growth in the number of marketing and administrative personnel and their related expenses and (2) an increase in telephone expense. Fully loaded marketing, administrative and executive personnel increased by $1.0 million from $6.7 million in 1999 to $7.7 million in 2000, and decreased as a percentage of net sales from 14.2% in 1999 to 13.2% in 2000. The percentage decrease is attributable to increased efficiencies. Telephone expense increased $0.4 million from $0.8 million in 1999 to $1.2 million in 2000 and is attributable to the introduction of a new mobile information system for use in our field operations.

            Depreciation and Amortization

            Depreciation and amortization increased by $2.7 million from $12.8 million in 1999 to $15.5 million in 2000. As a percentage of net sales, such expense decreased from 27.1% in 1999 to 26.8 % in 2000. Depreciation expense increased by $2.1 million from $8.7 million in 1999 to $10.8 million in 2000 principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense increased from 18.6% in 1999 to 18.7% in 2000. Amortization expense increased by $0.6 million from $4.1 million in 1999 to $4.7 million in 2000 primarily due to the increase in amortization of deferred lease acquisition costs and deferred charges. As a percentage of net sales, amortization expense decreased from 8.5% in 1999 to 8.0% in 2000.

            Operating Income (Loss)

            For the reasons described above, operating income was $0.6 million, or 1.1% of net sales, in 2000 compared to an operating (loss) of $1.4 million, or 3.1% of net sales, in 1999.

            Interest Expense

            Net interest expense increased by $2.5 million from $7.5 million in 1999 to $10.0 million in 2000, and increased as a percentage of net sales from 15.9% in 1999 to 17.3% in 2000. This increase is attributable to both increased levels of long-term and subordinated debt and increased interest rates in 2000 as compared to 1999.

            Net Loss

            For the reasons described above, net loss increased by $0.5 million, or 5.0%, from $8.9 million in 1999 to $9.4 million in 2000. No provision for income tax expense in either 1999 or 2000 has been made due to historical net losses. At June 30, 2000, we had net operating loss carryforwards for federal income tax purposes of $64.8 million, which are available to offset future federal taxable income through 2020.

            EBITDA

            For the reasons described above, EBITDA increased from $11.3 million in 1999 to $16.1 million in 2000, or 42.5%, and increased as a percentage of net sales from 24.0% to 27.8%.

 Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

            Net Sales

            Net sales increased $12.0 million, or 34.3%, from $35.1 million in 1998 to $47.1 million in 1999. Approximately $3.6 million, or 30.2%, of the increase represented net sales from fifteen acquisitions during 1998 which are included for the full year in 1999 as compared to from their dates of acquisition in 1998. The remainder of the increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. At June 30, 1999, there were approximately 50,000 Company owned and 9,000 customer owned bulk CO2 systems in service, an increase of 13,000, or 28%, over the approximately 39,000 Company owned and 7,000 customer owned bulk CO2 systems in service at the end of 1998. Increases in net sales due to price increase were immaterial.

            Cost of Products Sold

            Cost of products sold increased by $6.6 million, or 35.8%, from $18.6 million in 1998 to $25.2 million in 1999, and increased as a percentage of net sales from 53.0% in 1998 to 53.6% in 1999. The dollar increase is attributable to our continued growth. The percentage increase is largely attributable to an increase in bulk CO2 purchases as a percentage of net sales. Bulk CO2 purchases increased by $2.1 million from $4.2 million in 1998 to $6.3 million in 1999 and increased as a percentage of net sales from 12.1% to 13.4%. Fully loaded route drivers increased by $2.0 million from $6.2 million in 1998 to $8.2 million in 1999 and decreased as a percentage of net sales from 17.7% to 17.5%. Auto and truck expense increased by $1.0 million from $3.2 million in 1998 to $4.2 million in 1999 and decreased as a percentage of net sales from 9.2% to 9.0%. Depot expense increased by $0.5 million from $1.7 million in 1998 to $2.2 million in 1999 and decreased as a percentage of net sales from 4.9% to 4.7%.

            Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased by $1.2 million, or 12.3%, from $9.4 million in 1998 to $10.6 million in 1999, and decreased as a percentage of net sales from 26.8% in 1998 to 22.4% in 1999. The dollar increase is primarily attributable to growth in the number of marketing and administrative personnel and their associated expenses. The percentage decrease is attributable to economies of scale. Fully loaded marketing, administrative and executive personnel increased by $1.1 million from $5.6 million in 1998 to $6.7 million in 1999, and decreased as a percentage of net sales from 16.1% in 1998 to 14.2% in 1999.

            Depreciation and Amortization

            Depreciation and amortization increased by $3.9 million from $8.9 million in 1998 to $12.8 million in 1999. As a percentage of net sales, such expense increased from 25.4% in 1998 to 27.1% in 1999. Depreciation expense increased by $2.7 million from $6.0 million in 1998 to $8.7 million in 1999 principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense increased from 17.2% in 1998 to 18.6% in 1999. Amortization expense increased by $1.2 million from $2.9 million in 1998 to $4.0 million in 1999 primarily due to the increase in amortization of deferred lease acquisition costs, deferred charges and goodwill and customer lists resulting from acquisitions. As a percentage of net sales, amortization expense increased from 8.2% in 1998 to 8.5% in 1999.

            Operating Loss

            For the reasons described above, operating loss decreased by $0.4 million, or 20.2%, from $1.8 million in 1998 to $1.4 million in 1999, and decreased as a percentage of net sales from 5.2% in 1998 to 3.1% in 1999.

            Interest Expense

            Net interest expense increased by $3.9 million from $3.6 million in 1998 to $7.5 million in 1999, and increased as a percentage of net sales from 10.4% in 1998 to 15.9% in 1999. This increase is attributable to the increased level of long-term and subordinated debt in 1999 as compared to 1998.

            During 1998, $0.2 million of deferred financing costs relating to our prior credit facility was written off.

            Net Loss

            For the reasons described above, net loss increased by $3.3 million, or 58.5%, from $5.6 million in 1998 to $8.9 million in 1999. No provision for income tax expense in either 1998 or 1999 has been made due to historical net losses. At June 30, 1999, we had net operating loss carryforwards for federal income tax purposes of $45.6 million, which are available to offset future federal taxable income through 2019.


            EBITDA

            For the reasons described above, EBITDA increased from $7.1 million in 1998 to $11.3 million in 1999, or 59.3%, and increased as a percentage of net sales from 20.3% to 24.0%.

Liquidity and Capital Resources

            Our cash requirements consist principally of (1) capital expenditures associated with purchasing and placing new bulk CO2 systems into service at customers' sites; (2) payments of interest on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. As of June 30, 2000, we anticipated making cash capital expenditures of at least $10.0 million to $30.0 million during each of 2001 and 2002, primarily for purchases of bulk CO2 systems that we expect to place into service. Once bulk CO2 systems are placed into service, we generally experience positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to capital expenditures related to internal growth, we review opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

            In May 2000, we sold 5,000 shares of our 8% Cumulative Convertible Preferred Stock, no par value (the "Convertible Preferred Stock"), for $1,000 per share (the "Liquidation Preference"). Cumulative dividends are payable quarterly in arrears at the rate of 8.0% per annum on the Liquidation Preference, and, to the extent not paid in cash, will be added to the Liquidation Preference. Shares of the Convertible Preferred Stock may be converted into shares of Common Stock at any time at a conversion price of $9.47 per share, which represents a 20% premium to the average closing price of the Common Stock on the Nasdaq National Market for the 20 trading days prior to May 12, 2000. Additionally, we must redeem the Convertible Preferred Stock upon the occurrence of a change in control of the Company.

            During fiscal 2000, our capital resources included cash flows from operations, available borrowing capacity under our credit facility and proceeds from the issuance of our Convertible Preferred Stock.

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

            As of June 30, 2000, a total of $52.8 million was outstanding under the Amended SunTrust Facility with interest at three hundred seventy-five basis points above the 180-day London InterBank Offering Rate ("LIBOR") (10.02% to 10.61% at June 30, 2000).

            Working Capital. At June 30, 2000, we had negative working capital of $0.6 million. At June 30, 1999, we had negative working capital of $0.5 million.

            Cash Flows from Operating Activities. During 2000 and 1999, net cash provided by operating activities was $6.6 million and $4.2 million, respectively. Cash flows from operating activities increased by $2.4 million during 2000 compared to 1999 primarily due to an increase in the change in accounts payable and an increase in depreciation. The increase in accounts payable in 2000 was $1.4 million and in 1999 was $0.1 million. Depreciation and amortization of property and equipment increased $2.1 million from $8.7 million in 1999 to $10.8 million in 2000.

            Cash Flows from Investing Activities. During 2000 and 1999, we made net capital expenditures of $19.2 million and $24.0 million, respectively, primarily for purchases of new bulk CO2 systems and associated installation and direct placement costs.

            Cash Flows from Financing Activities. During 2000 and 1999, net cash provided by financing activities was $12.8 million and $22.6 million, respectively. For 2000 and 1999, cash flows provided by financing activities were primarily from the issuance of subordinated debt, borrowings under our revolving credit facility and the issuance of the Convertible Preferred Stock.

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

7A.         Quantitative and Qualitative Disclosures About Market Risk.

            As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above, as of June 30, 2000, a total of $52.8 million was outstanding under the Amended SunTrust Facility with interest at three hundred seventy-five basis points above the 180 day LIBOR rate (10.02% to 10.61% at June 30, 2000). Based upon $52.8 million outstanding under the Amended SunTrust Facility at June 30, 2000, our annual interest cost under the Amended SunTrust Facility would increase by $0.5 million for each one percent increase in LIBOR (i.e., from 8.0% to 9.0%).

            In order to reduce our exposure to increases in LIBOR, and consequently to increases in interest payments, on August 31, 2000 we entered into an interest rate swap transaction (the "Swap") with SunTrust Bank, Atlanta, in the amount of $10.0 million (the "Notional Amount"). The effective date of the Swap is September 1, 2000 and it terminates on September 3, 2002. Pursuant to the Swap, we pay a fixed interest rate of 7% per annum and receive a LIBOR-based floating rate. The effect of the Swap is to neutralize any changes in LIBOR on the Notional Amount. If LIBOR decreases below 7% during the period the Swap is in effect, interest payments by us on the Notional Amount will be greater than if we had not entered into the Swap, since by exchanging LIBOR for a fixed interest rate, we would not benefit from falling interest rates on LIBOR, a variable interest rate. We do not enter into speculative derivative transactions or leveraged swap transactions.

8.          Financial Statements and Supplementary Data.

            See page F-1.

9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not applicable.

10.         Directors and Executive Officers of the Registrant.

            The information required by Item 10 is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 30, 2000 pursuant to Regulation 14A.

11.         Executive Compensation.

            The information required by Item 11 is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 30, 2000 pursuant to Regulation 14A.

12.         Security Ownership of Certain Beneficial Owners and Management.

            The information required by Item 12 is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 30, 2000 pursuant to Regulation 14A.

13.         Certain Relationships and Related Transactions.

            The information required by Item 13 is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission no later than October 30, 2000 pursuant to Regulation 14A.


14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a) The following documents are filed as part of this report:

            (1)         Financial statements.

                        See Index to Financial Statements which appears on page F-1 herein.

            (2)         Financial Statement Schedules

                        II - Valuation and Qualifying Accounts.

            (3)         Exhibits:

            Exhibit No.              Exhibit

            3.1     --    Amended and Restated  Articles of Incorporation of the
                          Company. (2)

            3.2     --    Articles of Amendment to the Articles of Incorporation
                          of the Company, dated December 18, 1995. (5)

            3.3     --    Articles of Amendment to the Articles of Incorporation
                          of the Company, dated December 17, 1996. (5)

            3.4     --    Articles of Amendment to the Articles of Incorporation
                          of the Company, dated May 10, 2000. (1)

            3.5     --    Bylaws of the Company. (2)

            10.1    --    1995 Stock Option Plan. (1)

            10.2    --    Directors' Stock Option Plan. (2)

            10.3    --    Noncompetition   Agreement  between  the  Company  and
                          Edward M. Sellian, dated November 30, 1995. (2)

            10.4    --    Lease  for  2528  North  Tamiami  Trail,   Ft.  Myers,
                          Florida,  between the  Company and Edward M.  Sellian.
                          (2)

            10.5    --    Lease for 2800 Southeast Market Place, Stuart, Florida
                          between the Company and Edward M. Sellian. (3)

            10.6    --    Lease for 2820 Southeast Market Place, Stuart, Florida
                          between the Company and Edward M. Sellian dated as of February 1, 1998. (5)

            10.7    --    Amended  and  Restated   Revolving   Credit  Agreement
                          ("Amended and Restated  Revolving Credit  Agreement"),
                          dated  as of May 4,  1999 by and  among  the  Company,
                          SunTrust Bank,  South Florida,  National  Association,
                          Bank Austria  Creditanstalt  Corporate Finance,  Inc.,
                          The Provident Bank and Bank Leumi  Le-Israel B.M. (the
                          "Lenders") and SunTrust Bank, South Florida,  National
                          Association,  as agent for the Lenders (the  "Agent").
                          (6)

            10.8    --    First  Amendment  to Amended  and  Restated  Revolving
                          Credit Agreement dated as of June 16, 1999. (6)

            10.9    --    Second  Amendment  and Waiver to Amended and  Restated
                          Revolving  Credit  Agreement  dated as of  February 7,
                          2000.(1)

            10.10   --    Third  Amendment  to Amended  and  Restated  Revolving
                          Credit Agreement dated as of May 12, 2000. (1)

            10.11   --    Senior  Subordinated Note Purchase  Agreement ("Senior
                          Subordinated  Note Purchase  Agreement"),  dated as of
                          October 31, 1997 between the Company,  the  Subsidiary
                          Guarantors and the Investors. (5)

            10.12   --    Amendment No. 1 to Senior  Subordinated  Note Purchase
                          Agreement dated as of November 14, 1997. (5)

            10.13   --    Amendment No. 2 to Senior  Subordinated  Note Purchase
                          Agreement dated as of June 30, 1998. (5)

            10.14   --    Amendment No. 3 to Senior  Subordinated  Note Purchase
                          Agreement dated as of May 4, 1999. (6)

            10.15   --    Amendment No. 4 to Senior  Subordinated  Note Purchase
                          Agreement dated as of January __, 2000. (1)

            10.16   --    Amendment No. 5 to Senior  Subordinated  Note Purchase
                          Agreement dated as of May 12, 2000. (1)

            10.17   --    Preferred  Stock Purchase  Agreement,  dated as of May
                          15, 2000 by and between the Company and Chase  Capital
                          Investments, L.P. (1)

            10.18   --    Warrant  Agreement  ("Warrant  Agreement") dated as of
                          October  31,  1997 among the  Company  and the Initial
                          Holders. (5)

            10.19   --    Amendment  No.  1 to  Warrant  Agreement  dated  as of
                          November 14, 1997. (5)

            10.20   --    Amendment No. 2 to Warrant  Agreement  dated as of May
                          4, 1999. (6)

            10.21   --    Employment  Agreement  between the Company and Michael
                          DeDomenico, dated as of June 2, 2000. (1)

            21      --    Subsidiaries (5)

            23      --    Consent  of  Margolin,   Winer  &  Evens  LLP  to  the
                          incorporation    by   reference   to   the   Company's
                          Registration Statement on Form S-8 (No. 333-06705) and
                          (No. 333- 30042) of the independent auditors' report included herein. (1)

            27      --    Financial Data Schedule. (1)

            (b)   Reports on Form 8-K

                  None.

---------------------------
(1)         Included herein.
(2) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on November 7, 1995 (Commission File No. 33-99078), as amended.
(3) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed with the Commission on June 7, 1996 (Commission File No. 333-3352).

(4) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1997.
(5) Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1998.
(6) Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1999.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NUCO2 INC.

Dated:  September 28, 2000                    /s/ Edward M. Sellian
                                              ----------------------------------
                                              Edward M. Sellian,
                                              Chairman  of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                   Date


/s/ Craig L. Burr                   Director                  September 28, 2000
---------------------------
Craig L. Burr


/s/ Michael E. DeDomenico           Director,                 September 28, 2000
---------------------------         Chief Executive Officer
Michael E. DeDomenico


/s/ Robert L. Frome                 Director                  September 28, 2000
---------------------------
Robert L. Frome


/s/ Robert Ranieri                  Director                  September 28, 2000
---------------------------
Robert Ranieri


                                    Director
---------------------------
Daniel Raynor


/s/ Edward M. Sellian
---------------------------         Director                  September 28, 2000
Edward M. Sellian


/s/ Richard D. Waters, Jr.          Director                  September 28, 2000
---------------------------
Richard D. Waters, Jr.


                                    Director
---------------------------
John E. Wilson


/s/ Joann Schirripa                 Chief Financial Officer September 28, 2000
---------------------------
Joann Schirripa

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              Page No.
                                                                                                              --------

                                   NUCO2 INC.

Report of Independent Auditors ..................................................................................F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as of June 30, 2000 and 1999.......................................................F-3

  Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2000, 1999 and
      1998.......................................................................................................F-4

  Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 30, 2000,
       1999, 1998 and 1997.......................................................................................F-5

  Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2000, 1999 and
      1998.......................................................................................................F-6

Notes to Consolidated Financial Statements.......................................................................F-8

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years Ended June 30, 2000,
        1999 and 1998............................................................................................F-19

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
NuCo2 Inc.
Stuart, Florida

We have audited the accompanying consolidated balance sheets of NuCo2 Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. We have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuCo2 Inc. as of June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information set forth herein.


                                              /s/  MARGOLIN, WINER & EVENS LLP
                                              --------------------------------
                                                   MARGOLIN, WINER & EVENS LLP

Garden City, New York
August 18, 2000

                                   NUCO2 INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                     ASSETS
                                    (NOTE 5)

                                                                                       June 30,
                                                                                       --------
                                                                                    2000        1999
                                                                                 ----------   --------
Current assets:
    Cash and cash equivalents                                                    $     279    $   1,579
    Trade accounts receivable; net of allowance for doubtful
        accounts of $622 and $558, respectively                                      8,862        6,768
    Inventories                                                                        222          214
    Prepaid expenses and other current assets                                          912          593
                                                                                 ---------    ---------
        Total current assets                                                        10,275        9,154
                                                                                 ---------    ---------

Property and equipment, net (Note 3)                                               107,120       99,665
                                                                                 ---------    ---------

Other assets:
    Goodwill, net                                                                   20,434       21,645
    Deferred charges, net                                                            3,425        2,915
    Customer lists, net                                                              1,871        2,898
    Restrictive covenants, net                                                       1,567        1,929
    Deferred lease acquisition costs, net                                            3,685        3,237
    Deposits                                                                           172          187
                                                                                 ---------    ---------
                                                                                    31,154       32,811
                                                                                 ---------    ---------
                                                                                 $ 148,549    $ 141,630
                                                                                 =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt (Note 5)                                $      33    $      97
    Accounts payable                                                                 8,120        6,702
    Accrued expenses                                                                   582          747
    Accrued interest                                                                 1,485        1,474
    Accrued payroll                                                                    376          544
    Other current liabilities                                                          263           45
                                                                                 ---------    ---------
        Total current liabilities                                                   10,859        9,609

Long-term debt, excluding current maturities (Note 5)                               53,080       43,615
Subordinated debt (Note 6)                                                          38,969       38,749
Customer deposits                                                                    2,351        1,924
                                                                                 ---------    ---------
        Total Liabilities                                                          105,259       93,897
                                                                                 ---------    ---------

Commitments and contingencies (Note 14)
Redeemable Preferred Stock (Note 7)                                                  5,050         --
                                                                                 ---------    ---------

Shareholders' equity (Note 8):
    Preferred Stock; no par value; 5,000,000 shares authorized;
        5,000 issued and outstanding (Note 7)                                         --           --
    Common Stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 7,275,015 shares at June 30, 2000 and 7,216,664
        at June 30, 1999                                                                 7            7
    Additional paid-in capital                                                      64,722       64,832
    Accumulated deficit                                                            (26,489)     (17,106)
                                                                                 ---------    ---------
        Total shareholders' equity                                                  38,240       47,733
                                                                                 ---------    ---------
                                                                                 $ 148,549    $ 141,630
                                                                                 =========    =========


See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                      Years Ended June 30,
                                                                 2000         1999       1998
                                                                --------   ----------  -------


Net sales                                                      $ 57,951    $ 47,098    $ 35,077
                                                               --------    --------    --------

Costs and expenses:
    Cost of products sold                                        28,931      25,225      18,578
    Selling, general and administrative expenses                 12,887      10,554       9,396
    Depreciation and amortization                                15,501      12,763       8,912
                                                               --------    --------    --------
                                                                 57,319      48,542      36,886
                                                               --------    --------    --------

    Operating  Income (loss)                                        632      (1,444)     (1,809)

Other expenses (income):
    Interest expense                                             10,019       7,525       3,809
    Interest (income)                                                (4)        (36)       (170)
                                                               --------    --------    --------

    (Loss) before extraordinary item                             (9,383)     (8,933)     (5,448)
                                                               --------    --------    --------

Extraordinary item - loss on extinguishment of debt (Note 5)       --          --           187
                                                               --------    --------    --------

    Net (loss)                                                 $ (9,383)   $ (8,933)   $ (5,635)
                                                               ========    ========    ========

Basic and Diluted EPS

    (Loss) before extraordinary item                           $  (1.30)   $  (1.24)   $  (0.75)

    Extraordinary item                                             --          --         (0.03)
                                                               --------    --------    --------

    Net (loss)                                                 $  (1.30)   $  (1.24)   $  (0.78)
                                                               ========    ========    ========

    Weighted average number of common and common equivalent shares outstanding

          Basic and Diluted                                       7,238       7,217       7,210
                                                               ========    ========    ========





See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)


                                                   Common Stock                                     Total
                                                   ------------         Additional   Accumulated Shareholders'
                                                Shares      Amount   Paid-In Capital  Deficit       Equity
                                                ------      ------   ---------------  -------       ------
Balance, June 30, 1997                         7,197,718   $       7   $  63,233    $  (2,538)   $  60,702
Issuance of 18,835 shares of common
    stock - asset acquisition                     18,835        --           275         --            275
Issuance of 111 shares of common
    stock - exercise of options                      111        --             1         --              1
Issuance of warrants                                --          --           300         --            300
Net (loss)                                          --          --          --         (5,635)      (5,635)
                                               ---------   ---------   ---------    ---------    ---------
Balance, June 30, 1998                         7,216,664           7      63,809       (8,173)      55,643
Issuance and repricing of warrants                  --          --         1,023         --          1,023
Net (loss)                                          --          --          --         (8,933)      (8,933)
                                               ---------   ---------   ---------    ---------    ---------
Balance, June 30, 1999                         7,216,664           7      64,832      (17,106)      47,733

Issuance of 5,000 shares of
    redeemable preferred stock  (Note 7)            --          --           (65)        --            (65)
Redeemable preferred stock dividend (Note 7)        --          --           (50)        --            (50)
Issuance of 966 shares of common
    stock  - exercise of options                     966        --             5         --              5
Issuance of 57,385 shares of common stock -
    exercise of warrants                          57,385        --          --           --           --
Net (loss)                                          --          --          --         (9,383)      (9,383)
                                               ---------   ---------   ---------    ---------    ---------
Balance,  June 30, 2000                        7,275,015   $       7   $  64,722    $ (26,489)   $  38,240
                                               =========   =========   =========    =========    =========






See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)


                                                                                          Years Ended June 30,
                                                                                          --------------------
                                                                                     2000         1999        1998
                                                                                   ---------    --------    --------


(Loss) before extraordinary item                                                   $ (9,383)   $ (8,933)   $ (5,448)
Extraordinary item - loss on extinguishment of debt                                    --          --          (187)
                                                                                   --------    --------    --------
Net (loss)                                                                           (9,383)     (8,933)     (5,635)
Cash flows from operating activities:
   Adjustments  to  reconcile  net  (loss)  to net cash
      provided  by  operating activities:
          Depreciation and amortization of property and equipment                    10,841       8,743       6,046
          Amortization of other assets                                                4,660       4,020       2,866
          Amortization of original issue discount                                       220          43        --
          Loss on disposal of property and equipment                                    909       1,110         500
          Write-off of deferred financing costs                                        --          --           187
          Changes in operating assets and liabilities:
          Decrease (increase) in:
              Trade accounts receivable                                              (2,094)     (2,482)     (2,017)
              Inventories                                                                (8)         (2)       (116)
              Prepaid expenses and other current assets                                (319)       (159)       (158)
          Increase (decrease) in:
              Accounts payable                                                        1,418         105       4,543
              Accrued expenses                                                         (165)        424        (396)
              Accrued payroll                                                          (168)         67         244
              Accrued interest                                                           11         630         825
              Other current liabilities                                                 218          38         (41)
              Customer deposits                                                         427         645         590
                                                                                   --------    --------    --------

              Net cash provided by operating activities                               6,567       4,249       7,438
                                                                                   --------    --------    --------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                                      55         104         411
   Purchase of property and equipment                                               (19,162)    (24,048)    (23,456)
   Acquisition of businesses                                                           --            45     (12,407)
   Increase in deferred lease acquisition costs                                      (1,610)     (1,718)     (1,806)
   (Increase) decrease in deposits                                                       15          (3)        (80)
                                                                                   --------    --------    --------

              Net cash used in investing activities                                $(20,702)   $(25,620)   $(37,338)
                                                                                   --------    --------    --------



See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                        Years Ended June 30,
                                                                        --------------------
                                                                 2000         1999              1998
                                                                --------    ----------        -------


Cash flows from financing activities:
   Proceeds from issuance of redeemable preferred stock     $      4,935    $       --      $       --
   Net proceeds from issuance of long-term debt
      and subordinated debt                                        9,500          24,250          21,611
   Repayment of long-term debt                                       (99)           (138)           (831)
   Increase in deferred charges                                   (1,506)         (1,498)         (2,217)
   Exercise of warrants and options                                    5            --                 1
                                                            ------------    ------------    ------------

              Net cash provided by financing activities           12,835          22,614          18,564
                                                            ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                  (1,300)          1,243         (11,336)
Cash and cash equivalents, beginning of year                       1,579             336          11,672
                                                            ------------    ------------    ------------

Cash and cash equivalents, end of year                      $        279    $      1,579    $        336
                                                            ============    ============    ============

Supplemental disclosure of cash flow information:
 Cash paid during the year for:

      Interest                                              $      9,788    $      6,871    $      2,967
                                                            ============    ============    ============

      Income taxes                                          $       --      $       --      $       --
                                                            ============    ============    ============

Supplemental schedule of noncash investing and
   financing activities: Acquisition of businesses:
      Fair value of assets acquired                         $       --      $       --      $     26,426
      Cost in excess of net assets of businesses acquired           --              --            16,257
      Liabilities assumed or incurred                               --              --           (30,001)
      Issuance of common stock                                      --              --              (275)
                                                            ------------    ------------    ------------
             Cash paid                                      $       --      $       --      $     12,407
                                                            ============    ============    ============


      In 1998, the Company wrote-off a restrictive covenant and the related liability in the amount of $19 due to the employee resigning.

      In 1998, the Company repaid long-term debt in the amount of $20,783 with the proceeds of the issuance of subordinated debt. In connection therewith, detachable warrants were issued and original issue discount in the amount of $300 was recorded.

      In 1999, the Company repaid long-term debt in the amount of $5,000 with the proceeds of the issuance of subordinated debt. In connection therewith, detachable warrants were issued and original issue discount in the amount of $549 was recorded. Additionally, in connection with the repricing of the Company's 2004 warrants, original issue discount in the amount of $473 was recorded.

      In 2000, the Company increased the carrying amount of the redeemable preferred stock by $50 for dividends that have not been paid and accordingly reduced additional paid-in capital by a like amount.





See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

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

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 1 -   Description  of  Business  and  Summary  of  Significant   Accounting
           Policies - (continued)

           (f)      Other Assets

           Goodwill, Net

           Goodwill, net, represents costs in excess of net assets of businesses acquired and is being amortized on a straight-line basis over twenty years. Accumulated amortization of goodwill was $3,794 and $2,582 at June 30, 2000 and 1999, respectively. The Company periodically assesses the recoverability of the cost of its goodwill, as well as of its other intangible assets, based on a review of projected undiscounted cash flows of the related operating assets. These cash flows are prepared and reviewed by management in connection with the Company's annual long range planning process.

           Deferred Charges, Net

           Deferred charges, net, consist of the unamortized portion of financing costs which are being amortized over the term of the related indebtedness, ranging from thirty-six to eighty-four months. Accumulated amortization of deferred charges was $1,679 and $1,005 at June 30, 2000 and 1999, respectively. Included in the consolidated statements of operations for the year ended June 30, 1998 are extraordinary write-offs of deferred financing fees in connection with the reduction of certain indebtedness.

           Customer Lists, Net

           Customer lists, net, consist of the unamortized portion of customer lists acquired in connection with asset acquisitions which are being amortized over five years, the average life of customer leases. Accumulated amortization of customer lists was $3,464 and $2,436 at June 30, 2000 and 1999, respectively. The Company's policy is to value customer lists based on the estimated value of future cash flows over the life of the customer lease.

           Restrictive Covenants, Net

           Restrictive covenants, net, consist of covenants not to compete arising in connection with asset acquisitions which are being amortized over their contractual lives ranging from thirty to one hundred and twenty months. Accumulated amortization of restrictive covenants was $1,063 and $701 at June 30, 2000 and 1999, respectively. The Company's policy is to value restrictive covenants based on the negotiated contractual value of the restrictive covenant or a third party appraisal.

           Deferred Lease Acquisition Costs, Net

           Deferred lease acquisition costs, net, consist of commissions associated with the acquisition of new leases and are being amortized over the life of the related leases, generally five to six years. Accumulated amortization of deferred lease acquisition costs was $2,898 and $1,932 at June 30, 2000 and 1999, respectively. Upon early service termination, the unamortized portion of deferred lease acquisition costs are charged to selling, general and administrative expenses.

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

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


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

           (i) Net Loss Per Common Share

           Net loss per common share is presented in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants to the extent they are not anti-dilutive.

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


Note 2 -   Acquisitions

           Effective July 15, 1997, the Company purchased substantially all of the assets of a bulk CO2 company operating in Colorado for a purchase price of $675. The purchase price was funded through a borrowing under the Company's credit facility.

           Effective July 31, 1997, the Company purchased certain assets from CC Acquisition Corp. (Carbo Co.) for an aggregate purchase price of $11,000. Carbo Co. had operations in Nebraska, Kansas, Oklahoma, Iowa, Missouri, Arkansas and South Dakota. The Company funded $5,000 through a borrowing under its credit facility and paid cash for the balance.

           In September 1997, the Company purchased certain assets of a bulk CO2 company with operations in Arizona for an aggregate purchase price of $1,084. The Company funded $1,075 through a borrowing under its credit facility and paid cash for the balance.

           Effective October 1, 1997, a newly formed wholly-owned subsidiary of the Company purchased all of the issued and outstanding shares of Common Stock of Koch Compressed Gases, Inc. ("Koch") for an aggregate purchase price of approximately $5,000. Koch operated a bulk CO2 business as well as provided carbon dioxide and other gases in high-pressure cylinders throughout the tri-state New York metropolitan area. The purchase price was funded through a borrowing under the Company's credit facility.

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


           In November 1997, the Company purchased substantially all of the assets of a bulk CO2 company operating in Texas for a purchase price of $949. The Company paid $674 cash and issued 18,835 shares of Common Stock at market, for a value of $275.

           Effective December 2, 1997, the Company purchased certain assets from four related carbonic gas distributors, Miller Carbonic Systems Co. Inc., Miller Carbonic, Inc., Carbonic National Systems, Inc., and Carbonic Gas Service, Inc., operating primarily in Illinois, Indiana, Wisconsin and Michigan for an aggregate purchase price of $11,150. The Company paid approximately $4,650 cash and funded $6,500 through a borrowing under the Company's SunTrust Facility (see
Note 5).

           Effective December 2, 1997, the Company purchased certain assets of a bulk CO2 company with operations in Kansas for a purchase price of approximately $990. The purchase price was funded through a borrowing under the Company's SunTrust Facility (see Note 5).

           Effective January 23, 1998, the Company purchased substantially all of the assets of a bulk CO2 company operating in California for a purchase price of $4,500. The purchase price was funded through a borrowing under the Company's SunTrust Facility (see Note 5).

           Effective March 2, 1998, the Company purchased certain assets from Florida Carbonic Distributor, Inc., a carbonic gas distributor operating in Florida for a purchase price of $6,300. The purchase price was funded through a borrowing under the Company's SunTrust Facility (see Note 5).

           In March, 1998, the Company purchased certain assets from three unrelated carbonic gas distributors with operations in Texas, Maine and Alabama for an aggregate purchase price of $406. The Company paid cash for these transactions.

           The Company did not consumate any acquisitions during the fiscal years ended June 30, 2000 and 1999.

           These acquisitions were accounted for by the purchase method of accounting and, accordingly, the purchase prices and direct costs of the acquisitions have been allocated to the respective assets and liabilities of the acquired companies based upon their estimated fair market values at the date of acquisition. This resulted in goodwill of approximately $16,257 in the year ended June 30, 1998, which is being amortized on a straight-line basis over twenty years. The results of operations of the acquired companies are included in the Company's consolidated financial statements since the effective date of the acquisitions.

           The following summarized, unaudited, pro forma results of operations for the year ended June 30, 1998 assumes that the acquisitions described above occurred as of the beginning of the year:



Net sales                                               $   39,079
(Loss) before extraordinary item                            (6,134)
Net (loss)                                                  (6,321)
Net (loss) per common share                                 (0.88)

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


Note 3 -   Property and Equipment, Net

           Property and equipment, net consists of the following:

                                                      June 30,
                                                      --------
                                                   2000       1999
                                                 --------   --------
Leased equipment                                 $112,427   $ 95,925
Equipment and cylinders                            15,061     13,940
Systems held for installation                       4,757      5,151
Vehicles                                              412        448
Computer equipment                                  2,454      2,063
Office furniture and fixtures                       1,382      1,216
Leasehold improvements                              1,613      1,485
                                                 --------   --------
                                                  138,106    120,228
Less accumulated depreciation and amortization     30,986     20,563
                                                 --------   --------

                                                 $107,120   $ 99,665
                                                 ========   ========

           Capitalized component parts and direct costs associated with installation of equipment leased to others included in leased equipment was $26,265 and $19,418 at June 30, 2000 and 1999, respectively. Accumulated depreciation and amortization of these costs were $10,324 and $6,332 at June 30, 2000 and 1999, respectively.

           Depreciation and amortization of property and equipment was $10,841, $8,743 and $6,046 for the years ended June 30, 2000, 1999, and 1998, respectively.

Note 4 -   Leases

           The Company leases equipment to its customers generally pursuant to five-year or six year noncancelable operating leases which expire on varying dates through June 2006. At June 30, 2000, future minimum rentals due from customers which includes, where applicable, a continuous supply of CO2 (see Note 1(g)), are approximately as follows:

                 Year Ending June 30,
                 --------------------

                        2001                        $ 38,179
                        2002                          34,531
                        2003                          27,140
                        2004                          18,895
                        2005                          14,834
                        Thereafter                     5,520
                                                    --------
                                                    $139,099
                                                    ========

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


Note 5 -   Long-Term Debt

           Long-term debt consists of the following:

                                                                                                   June 30,
                                                                                                   --------
                                                                                               2000        1999
                                                                                               ----        ----
Note payable to bank under credit facility. Drawings at June 30, 2000 are at LIBOR rates plus 3.75% (10.0213% to 10.6125%).  Drawings at June 30, 1999 are at LIBOR
   rates plus 3.5% (8.8831%).  (a)                                                          $  52,750    $ 43,250
Various notes payable                                                                             363         462
                                                                                            ---------    --------
                                                                                               53,113      43,712
Less current maturities of long-term debt                                                          33          97
                                                                                            ---------    --------
       Long-term debt, excluding current maturities                                         $  53,080    $ 43,615
                                                                                            =========    ========

           (a) On May 4, 1999, the Company entered into a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank, South Florida, N.A. ("Amended SunTrust Facility"). The Amended SunTrust Facility amended and restated the Company's existing $50.0 million syndicated facility which had been entered into in October 1997. As of June 30, 2000, $22.25 million is available under the Amended SunTrust Facility. The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA (as defined). The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.75% to 3.5%. The applicable unused facility fee pursuant to the pricing grid ranges from .375% to .50%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility on May 4, 2002; there is, however, a two year renewal option subject to approval. The Amended SunTrust Facility is collateralized by substantially all of the assets of the Company. The Company is precluded from declaring or paying any cash dividends, except the Company may accrue and cumulate, but not pay, cash dividends on the 8% convertible preferred stock. The Company is also required to meet certain affirmative and negative covenants including, but not limited to, financial covenants. Pursuant to the Amended SunTrust Facility, drawings are limited to availability under a formula predicated upon multiples of EBITDA.

           On June 9, 1998, the Company entered into an interest rate swap transaction (the "Swap") with SunTrust Bank, Atlanta, in the amount of $10.0 million (the "Notional Amount"). The effective date of the Swap is September 2, 1998 and terminates on September 5, 2000. Pursuant to the Swap, the Company pays a fixed interest rate of 6% per annum and receives a LIBOR-based floating rate.

           The aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2000 are as follows:

                      Year Ending June 30,
                      --------------------
                             2001                      $     33
                             2002                        52,787
                             2003                            40
                             2004                            44
                             2005                            48
                             Thereafter                     161
                                                        -------
                                                       $ 53,113
                                                        =======

Extraordinary item - loss on extinguishment of debt

           During the year ended June 30, 1998, the Company incurred an extraordinary charge of $187, for the write-off of deferred financing costs in connection with the early repayment of debt.

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

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

           On May 4, 1999, the Company sold an additional $10.0 million of its 12% Senior Subordinated Promissory Notes ("Additional Notes"). Except for their October 31, 2005 maturity date, the Additional Notes are substantially identical to the Notes described above. The Additional Notes were sold with detachable 6-1/2 year warrants to purchase an aggregate of 372,892 shares of Common Stock at an exercise price of $6.65 per share. In connection with the sale of the Additional Notes, certain financial covenants governing the Notes and the Additional Notes were adjusted as of March 31, 1999 and prospectively and the exercise price of 612,023 of the warrants issued in connection with the sale of the Notes was reduced to $6.65 per share. The effective rate of the Additional Notes is 13.57% per annum after giving effect to the amortization of the original issue discount. Additionally, from May 4, 1999 to September 30, 1999, the interest rate on the original $30.0 million of Notes increased to 14% from 12% per annum. Interest will increase from 12% to 14% per annum during any quarter in which certain financial ratios are not met.

Note 7 -   Redeemable Preferred Stock

           In May 2000, the Company sold 5,000 shares of its 8% Cumulative Convertible Preferred Stock, no par value (the "Convertible Preferred Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends are payable quarterly in arrears at the rate of 8% per annum on the Liquidation Preference, and, to the extent not paid in cash, are added to the Liquidation Preference. During the year ended June 30, 2000, the carrying amount (and Liquidation Preference) of the Convertible Preferred Stock was increased by $50 for dividends accrued. Shares of the Convertible Preferred Stock may be converted into shares of Common Stock at any time at a conversion price of $9.47 per share, which represents a 20% premium to the average closing price of the Common Stock on the Nasdaq National Market for the 20 trading days prior to May 12, 2000. In connection with the sale, costs in the amount of $65 were charged to paid in capital. The convertible Preferred Stock shall be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined) of the Company (the date of such redemption being the "Mandatory Redemption Date") at an amount equal to the then effective Liquidation Preference plus accrued and unpaid dividends thereon from the last dividend payment date to the Mandatory Redemption Date, plus if the Mandatory Redemption Date is on or prior to the fourth anniversary of the issuance of the stock, the amount of any dividends that would have accrued and been payable on the Convertible Preferred Stock from the Mandatory Redemption Date through the fourth anniversary date.

           In addition, outstanding shares of Convertible Preferred Stock vote on an "as converted basis" with the holders of the Common Stock as a single class on all matters that the holders of the Common Stock are entitled to vote upon.

Note 8  -  Shareholders' Equity

           (a) Non-Qualified Stock Options and Warrants

               In June 1995, the Company granted a ten year warrant to purchase 84,917 shares of Common Stock at $5.00 per share to the Company's then current lending institution in connection with a refinancing. On February 14, 2000, the lending institution exercised warrants to purchase 57,385 shares of Common Stock pursuant to the cashless exercise contained in the warrants. In connection with the cashless exercise, warrants to purchase 27,532 shares of Common Stock were cancelled.

               In connection with the Company's Initial Public Offering in December 1995, representatives of the Underwriter received warrants to purchase up to an aggregate of 33,000 shares of Common Stock. Such warrants are exercisable for a period of five years, at an exercise price of $10.80 per share. As of June 30, 2000 the warrants are outstanding.

               In May 1997, the Company granted a warrant to purchase 1,000,000 shares of Common Stock to BOC pursuant to the supply agreement (see Note 14). The warrant is exercisable from May 1, 1999 to May 1, 2002 at an exercise price of $17 per share and from May 1, 2002 until April 30, 2007 at an exercise price of $20 per share. As of June 30, 2000 the warrant is outstanding.

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

(b)     Stock Option Plans

        The board of directors adopted the 1995 Option Plan (the "1995 Plan"). Under the 1995 Plan, the Company has reserved 1,550,000 shares of Common Stock for employees of the Company. Under the terms of the 1995 Plan, options granted may be either incentive stock options or non-qualified stock options, or both. The exercise price of incentive options shall be at least equal to 100% of the fair market value of the Company's Common Stock at the date of the grant, and the exercise price of non-qualified stock options issued to employees may not be less than 75% of the fair market value of the Company's Common Stock at the date of the grant. The maximum term for all options is 10 years. Options granted to date vest in three to five installments over periods of three to four and one-half years. As of June 30, 1998, 1999 and 2000, options for 105,900 shares, 277,307 shares and 481,808 shares were exercisable, respectively. The weighted-average fair value per share of options granted during the years ended June 30, 1998, 1999 and 2000 were $2.81, $2.20 and $3.06, respectively. As of
June 30, 2000, the weighted-average remaining life of the options was 6.98 years.

        The following  table  summarizes the  transactions  pursuant to the 1995
Plan.

                                                               Weighted-Average
                                 Shares    Exercise Price       Exercise Price
                                 ------    --------------       --------------
Outstanding at June 30, 1997     346,604       $9-$17.50           $12.28
Granted                          341,500   $10.25-$11.28           $10.43
Expired or canceled               77,067       $9-$17.50           $17.29
Exercised                            111              $9               $9
                               ---------   -------------         --------
Outstanding at June 30, 1998     610,926       $9-$11.28           $10.61
Granted                          214,500        $5.50-$7            $5.74
Expired or canceled               21,200       $9-$11.25           $10.40
                               ---------   -------------         --------
Outstanding at June 30, 1999     804,226    $5.50-$11.28            $9.32
Granted                          315,000     $6.75-$7.50            $6.79
Expired or canceled               26,526    $5.50-$11.25            $9.85
Exercised                            966           $5.50            $5.50
                               ---------   -------------         --------
Outstanding at June 30, 2000   1,091,734    $5.50-$11.28            $8.58
                               =========   =============         ========

        The board of directors of the Company adopted the Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, each non-employee director will receive options for 6,000 shares of Common Stock on the date of his or her first election to the board of directors. In addition, on the third anniversary of each director's first election to the Board, and on each three year anniversary thereafter, each non-employee director will receive an additional option to purchase 6,000 shares of Common Stock. The exercise price per share for all options granted under the Directors' Plan will be equal to the fair market value of the Common Stock as of the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. The maximum term for all options is ten years. As of June 30, 1998, 1999 and 2000 options for 14,000 shares, 8,000 shares and 16,000 shares were exercisable, respectively. No options have been exercised under the Directors' Plan. The weighted-average fair value per share of options granted during the years ended June 30, 1998, 1999 and 2000 were $4.11, $2.58 and $2.37 respectively. As of June 30, 2000, the weighted-average remaining life of the options was 7.51 years.

                                                         Weighted-Average
                               Shares   Exercise Price    Exercise Price
                               ------   --------------    --------------
Outstanding at June 30, 1997   24,000           $9.00          $9.00
Granted                         6,000          $12.50         $12.50
Expired or canceled             8,000           $9.00          $9.00
                               ------   -------------         ------
Outstanding at June 30, 1998   22,000    $9.00-$12.50          $9.95
Granted                        18,000     $6.06-$8.94          $7.21
Expired or canceled            10,000           $9.00          $9.00
                               ------   -------------         ------
Outstanding at June 30, 1999   30,000    $6.06-$12.50          $8.63
Granted                         6,000           $7.00          $7.00
Expired or canceled             4,000           $8.94          $8.94
                               ------   -------------         ------
Outstanding at June 30, 2000   32,000    $6.06-$12.50          $8.28
                               ======   =============         ======

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for stock options. The Statement allows an entity to continue to measure cost using the accounting method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1999 and 2000; expected volatility of 39% to 40%, risk-free interest rate of 4.3% to 6.6%, expected dividend yield of 0% and expected lives of one to five years. The Company presents the following pro forma disclosures for employee stock options:

                                                            Years Ended June 30,
                                                            --------------------

                                                       2000           1999        1998
                                                       ----           ----        ----

   Net (loss) available to common shareholders     $   (9,766)   $   (9,463)  $   (5,975)

   Net (loss) per common share                     $    (1.35)   $    (1.31)  $    (0.83)
                                                   ==========    ==========   ==========

   Weighted average number of common and
     common equivalent shares outstanding               7.238         7.217        7.210
                                                   ==========    ==========   ==========

           The pro forma adjustment for stock based compensation costs under SFAS 123 for the years ending 1998, 1999 and 2000 is approximately $340, $530 and $333, respectively. No stock based compensation was recognized in the financial statements pursuant to APB Opinion No. 25.


Note 9 -    Earnings per Share

           Basic (loss) per common  share has been  computed by dividing the net
(loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted (loss) per share has been computed on the basis of the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares for stock options and warrants calculated pursuant to the treasury stock method for the years ended June 30, 2000, 1999 and 1998 were 438,131 shares, 52,668 shares and 136,972 shares, respectively. These shares were not included in diluted EPS because they would have been antidilutive. Additionally, options and warrants to purchase 1,000,000 shares and 43,715 shares for $17.00 per share and $16.40 per share, respectively, were outstanding during the year ended June 30, 2000 and options and warrants to purchase 1,075,000 shares, 655,738 shares and 36,000 shares for $17.00-$17.50 per share,
$16.40 per share and $12.50-$14.64 per share, respectively, and options and warrants to purchase 1,043,715 shares, 321,810 shares and 350,416 shares for $16.40-$17.00 per share, $11.00-$14.64 per share and $8.94-$10.80 per share, respectively, were outstanding during all or a portion of the years ended June 30, 1998 and 1999, respectively, but were not included in the computation of diluted EPS because the options and warrants exercise price was greater than the average market price of the common shares. Also, not included in the computation of diluted EPS for the year ended June 30, 2000, were 533,262 shares of Common Stock issuable upon conversion of 5,000 shares of Convertible Preferred Stock issued during the year ended June 30, 2000, because the effect would be antidilutive.


                                                                      Years Ended June 30,
                                                                      --------------------
                                                                  2000       1999       1998
                                                                  ----       ----       ----

(Loss) before extraordinary item                                $(9,383)   $(8,933)   $(5,448)
Extraordinary item - loss on extinguishments of debt (Note 5)      --         --          187
                                                                -------    -------    -------
Net Loss                                                         (9,383)    (8,933)    (5,635)
Preferred Stock dividends                                           (50)      --         --
                                                                -------    -------    -------
Net (loss) available for common shareholders                    $(9,433)   $(8,933)   $(5,635)
                                                                =======    =======    =======
Weighted Average outstanding shares of Common Stock               7,238      7,217      7,210
Loss per share - Basic and Diluted
   Loss before extraordinary item                               $ (1.30)   $ (1.24)   $ (0.75)
   Extraordinary item                                              --         --        (0.03)
                                                                -------    -------    -------
Net loss                                                        $ (1.30)   $ (1.24)   $ (0.78)
                                                                =======    =======    =======

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)


Note 10 -   Income Taxes

                The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                           June 30,
                                                           --------
                                                       2000         1999
                                                       ----         ----
 Deferred tax assets:
        Allowance for doubtful accounts              $    234    $    210
        Amortization expense                              730         512
        Other                                              10          11
        Net operating loss carryforwards               24,368      17,143
                                                     --------    --------
              Total gross deferred tax assets          25,342      17,876
 Less valuation allowance                              (9,796)     (6,236)
                                                     --------    --------
        Net deferred tax assets                        15,546      11,640
                                                     --------    --------
 Deferred tax liabilities:
        Depreciation expense                          (15,546)    (11,640)
                                                     --------    --------
              Total gross deferred tax liabilities    (15,546)    (11,640)
                                                     --------    --------
Net deferred taxes                                   $   --      $   --
                                                     ========    ========


        At June 30, 2000, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $64,800, which are available to offset future Federal taxable income, if any, in varying amounts through June 2020. The net change in the total valuation allowance for the years ended June 30, 2000 and 1999 was an increase of $3,560 and $3,470 respectively.


Note 11 -   Related Party Transactions

            The Company entered into leases with the chairman of the board and chief executive officer for certain warehouse/depots and office facilities with future annual rentals of approximately:

                   Year Ending June 30,
                   --------------------
                            2001               $ 235
                            2002                 109
                            2003                  60
                                                ----
                                               $ 404
                                                ====

            Rental  expense  was  $305,  $275 and $247 in 2000,  1999 and  1998, respectively, under these leases.

Note 12 -   Lease Commitments

            The Company leases office equipment, trucks and warehouse/depot and office facilities under operating leases (including related party leases, see
Note 11) that expire at various dates through June 2006. Primarily all of the leases contain renewal options and escalations for real estate taxes, common charges, etc. Future minimum lease payments under noncancelable operating leases (that have initial noncancelable lease terms in excess of one year) are as follows:

                   Year Ending June 30,
                   --------------------
                            2001                $ 4,466
                            2002                  4,094
                            2003                  2,846
                            2004                  1,416
                            2005                    409
                            Thereafter               63
                                                 ------
                                                $13,294
                                                 ======

            Total  rental  costs  under   noncancelable   operating  leases  was
approximately $4,670, $4,386 and $3,284 in 2000, 1999 and 1998, respectively.

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 13 -   Concentration of Credit and Business Risks

            The Company's business activity is with customers located within the
United States. For each of the years ended June 30, 2000, 1999 and 1998 the Company's sales to customers in the food and beverage industry were approximately 99%.

            There were no customers that accounted for greater than 5% of total sales for the three years ended June 30, 2000, nor were there any customers that accounted for greater than 5% of total accounts receivable at June 30, 2000 or 1999.

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

            The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                                June 30,
                                                                --------
                                                             2000       1999
                                                            -------    -------

            Cash and cash equivalents                      $   279     $ 1,579
            Long-term debt, including current maturities    53,113      43,712
            Subordinated debt                               38,969      38,749

            As of June 30, 2000 and 1999, the fair value of the Company's interest rate swap (see Note 5) was not material.

                                   NUCO2 INC.
                                   Schedule II
                        Valuation and Qualifying Accounts
                                  In Thousands

                                          Column B        Column C - Additions         Column D            Column E
                                          --------        --------------------         --------            --------
                                         Balance at     Charge to
                                        beginning of    costs and      Charged to                         Balance at
                                            period      expenses      other accounts   Deductions        end of period
                                            ------      --------      --------------   ----------        -------------
Year ended June 30, 1998
   Allowance for doubtful accounts      $    113        $    451      $   43 (1)       $     212         $     395
Year ended June 30, 1999
   Allowance for doubtful accounts      $    395        $    665      $   -            $     502         $     558

Year ended June 30, 2000
   Allowance for doubtful accounts      $    558        $    445      $   -            $     381         $     622





(1) Initial reserve of acquired company.