Form 10-Q
period 2000-09-30
NUCO2 INC /FL
filed 2000-11-14
CIK 947577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from ______________ to ______________________


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

            Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                 Class                        Outstanding at September 30, 2000
                 -----                        ---------------------------------
      Common Stock, $.001 par value                  7,275,015 shares

                                   NUCO2 INC.

                                      Index

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of September 30, 2000 and         3
                June 30, 2000

            Consolidated Statements of Operations for the Three Months
                Ended September 30, 2000 and September 30, 1999              4

            Consolidated Statement  of Shareholders' Equity for the Three
                Months Ended September 30, 2000                              5

            Consolidated Statements of Cash Flows for the Three Months
                Ended September 30, 2000 and September 30, 1999              6

            Notes to Consolidated Financial Statements                       7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         10
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                             14

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                15

SIGNATURES                                                                  16

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                   NUCO2 INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                     ASSETS


                                                                        September 30, 2000   June 30, 2000
                                                                        ------------------   -------------
                                                                               (unaudited)

Current assets:
       Cash and cash equivalents                                                $     198    $     279
       Trade accounts receivable; net of allowance for doubtful
           accounts of $666 and $622, respectively                                  8,901        8,862
       Inventories                                                                    230          222
       Prepaid expenses and other current assets                                    1,052          912
                                                                                ---------    ---------
              Total current assets                                                 10,381       10,275
                                                                                ---------    ---------

   Property and equipment, net                                                    107,752      107,120
                                                                                ---------    ---------

   Other assets:
       Goodwill, net                                                               20,131       20,434
       Deferred charges, net                                                        3,072        3,425
       Customer lists, net                                                          1,654        1,871
       Restrictive covenants, net                                                   1,485        1,567
       Deferred lease acquisition costs, net                                        3,728        3,685
       Deposits                                                                       245          172
                                                                                ---------    ---------
                                                                                   30,315       31,154
                                                                                ---------    ---------

                                                                                $ 148,448    $ 148,549
                                                                                =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
       Current maturities of long-term debt                                     $      34    $      33
       Accounts payable                                                             8,010        8,120
       Accrued expenses                                                               928          582
       Accrued interest                                                             2,226        1,485
       Accrued payroll                                                                400          376
       Other current liabilities                                                      330          263
                                                                                ---------    ---------
           Total current liabilities                                               11,928       10,859

   Long-term debt, excluding current maturities                                    54,072       53,080
   Subordinated debt                                                               39,024       38,969
   Customer deposits                                                                2,526        2,351
                                                                                ---------    ---------
              Total liabilities                                                   107,550      105,259
                                                                                ---------    ---------

   Commitments and contingencies
   Redeemable Preferred Stock                                                       5,151        5,050
                                                                                ---------    ---------

   Shareholders' equity:
       Preferred Stock; no par value; 5,000,000 shares authorized;
           5,000 shares issued and outstanding                                       --           --
       Common stock; par value $.001 per share; 30,000,000 shares authorized;
           issued and outstanding 7,275,015 shares at September 30, 2000
           and June 30, 2000                                                            7            7
       Additional paid-in capital                                                  64,621       64,722
       Accumulated deficit                                                        (28,881)     (26,489)
                                                                                ---------    ---------
              Total shareholders' equity                                           35,747       38,240
                                                                                ---------    ---------
                                                                                $ 148,448    $ 148,549
                                                                                =========    =========

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                         2000       1999
                                                         ----       ----


   Net Sales                                          $ 16,113    $ 13,595

   Costs and expenses:
       Cost of products sold                             8,077       6,996
       Selling, general and administrative expenses      3,492       2,930
       Depreciation and amortization                     4,244       3,615
                                                      --------    --------
                                                        15,813      13,541
                                                      --------    --------

       Operating Income                                    300          54

       Interest expense net                              2,692       2,434
                                                      --------    --------

       Net  (loss)                                    $ (2,392)   $ (2,380)
                                                      ========    ========

   Basic and Diluted EPS:

       Net (loss)                                     $  (0.34)   $  (0.33)
                                                      ========    ========

       Weighted average number of common and common equivalent shares outstanding

           Basic and Diluted                             7,275       7,217
                                                      ========    ========

                                   NUCO2 INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (UNAUDITED)


                                          Common Stock       Additional                     Total
                                          ------------        Paid-in      Accumulated   Shareholders'
                                        Shares       Amount   Capital        Deficit        Equity
                                        ------       ------  ----------    ------------  -------------

Balance, June 30, 2000                7,275,015   $       7   $  64,722     $ (26,489)       $  38,240

Redeemable Preferred Stock dividend        --          --          (101)         --               (101)

Net (loss)                                 --          --          --          (2,392)          (2,392)
                                      ---------   ---------   ---------     ---------        ---------

Balance, September 30, 2000           7,275,015   $       7   $  64,621     $ (28,881)       $  35,747
                                      =========   =========   =========     =========        =========

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                  Three Months Ended September 30,
                                                                  --------------------------------
                                                                          2000        1999*
                                                                          ----        -----

Cash flows from operating activities:
       Net (loss)                                                       $(2,392)   $(2,380)

       Adjustments  to  reconcile  net  (loss) to net cash  provided by operating activities:
              Depreciation and amortization of property and equipment     2,993      2,497
              Amortization of other assets                                1,251      1,118
              Amortization of original issue discount                        55         55
              Loss on disposal of property and equipment                     47          7
              Loss on abandonment                                           152        198
              Changes in operating assets and liabilities:
              Decrease (increase) in:
                   Trade accounts receivable                                (39)       206
                   Inventories                                               (8)       (10)
                   Prepaid expenses and other current assets               (140)      (798)
              Increase (decrease) in:
                    Accounts payable                                       (110)     1,872
                   Accrued expenses                                         346       (707)
                   Accrued payroll                                           25         86
                   Accrued interest                                         741        821
                   Other current liabilities                                 68          1
                   Customer deposits                                        175        158
                                                                        -------    -------

                   Net cash provided by operating activities              3,164      3,124
                                                                        -------    -------

   Cash flows from investing activities:
       Proceeds from disposal of property and equipment                    --            2
       Purchase of property and equipment                                (3,803)    (4,875)
       (Increase) in deposits                                               (73)      --
       Increase in deferred lease acquisition costs                        (353)      (363)
                                                                        -------    -------
              Net cash (used in) investing activities                    (4,229)    (5,236)
                                                                        -------    -------

   Cash flows from financing activities:
       Repayment of long-term debt                                           (8)       (37)
       Proceeds from issuance of long-term debt                           1,000      1,000
       Increase in deferred charges                                          (8)       (40)
                                                                        -------    -------
           Net cash provided by financing activities                        984        923
                                                                        -------    -------

   Decrease in cash and cash equivalents                                    (81)    (1,189)
   Cash and cash equivalents at the beginning of period                     279      1,579
                                                                        -------    -------
   Cash and cash equivalents at the end of period                       $   198    $   390
                                                                        =======    =======

   Supplemental  disclosure of cash flow  information:
       Cash paid during the period for:
           Interest                                                     $ 1,896    $ 1,591
                                                                        =======    =======
           Income taxes                                                 $  --      $  --
                                                                        =======    =======

In 2000, the Company increased the carrying amount of the redeemable preferred stock by $101 for dividends that have not been paid and accordingly reduced additional paid-in capital by a like amount.

*Restated to conform to current year's classification.

                                   NUCO2 INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

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

            The financial information included in this report has been prepared in conformity with the accounting principles and methods of applying those accounting principles, reflected in the consolidated financial statements for the fiscal year ended June 30, 2000 included in Form 10-K filed with the Securities and Exchange Commission.

            All adjustments necessary for a fair statement of the results for the interim periods presented have been recorded. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 2000. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2.     NET (LOSS) PER COMMON SHARE

            Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three months ended September 30, 2000 were 202,960. These shares were not included in diluted EPS because they would have been antidilutive for such period. Additionally, options and warrants to purchase 1,073,715 shares, 254,810 shares and 415,224 shares for $14.64 - $17.00 per share, $11.25 - $12.50 per share and $7.75 - $11.00 per share, respectively, were outstanding during the three months ended September 30, 2000, but were not included in the computation of diluted EPS because the options and warrants exercise price was greater than the average market price of the Common Stock.

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

            Basic (loss) per common share has been  computed by dividing the net
(loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted (loss) per common share has been computed on the basis of the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares for stock options and warrants calculated pursuant to the treasury stock method were not included in diluted EPS because they would have been antidilutive. Also, not included in the computation of diluted EPS was the effect of outstanding shares of Convertible Preferred Stock (See Note 5) using the "if converted" method, because the effect would be antidilutive.

                                                            Years Ended June 30,
                                                            --------------------
                                                             2000        1999
                                                             ----        ----
   Net (loss)                                            $    (2,392)   $(2,380)
   Preferred Stock dividends                                    (101)      --
                                                             -------    -------
   Net (loss) available for common shareholders          $    (2,493)   $(2,380)
                                                             =======    =======

   Weighted average outstanding shares of Common Stock         7,275      7,217
   (Loss) per share - Basic and Diluted                      $ (0.34)   $ (0.33)
                                                             =======    =======

NOTE 3.     LONG-TERM DEBT

           The Company has a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank ("Amended SunTrust Facility"). The Amended SunTrust Facility amended and restated the Company's existing $50.0 million revolving credit facility which had been entered into in October 1997. The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.75% to 3.5%. The applicable unused facility fee pursuant to the pricing grid ranges from 0.375% to 0.50%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility on May 4, 2002; there is, however, a two year renewal option subject to approval. The Amended SunTrust Facility is collateralized by substantially all of the assets of the Company. The Company is precluded from declaring or paying any cash dividends, except the Company may accrue and accumulate, but not pay, cash dividends on the Convertible Preferred Stock (See Note 5). The Company is also required to meet certain affirmative and negative covenants including, but not limited to, financial covenants. Pursuant to the Amended SunTrust Facility, drawings are limited to availability under a formula predicated upon multiples of EBITDA and gross margin factors. In September 2000, the Amended SunTrust Facility was amended to adjust a certain financial covenant for the quarter ended September 30, 2000 and prospectively.

            A total of $53.75 million was outstanding pursuant to the Amended SunTrust Facility with interest from 10.38% to 10.43% per annum as of September 30, 2000.

            As of September 30, 2000, the Company maintained an interest rate swap transaction (the "Swap") with SunTrust Bank, Atlanta, in the amount of $10.0 million (the "Notional Amount"). The effective date of the Swap is September 1, 2000 and it terminates on September 3, 2002. Pursuant to the Swap, the Company pays a fixed rate of 7% per annum and receives a LIBOR-based floating rate.

            In June 1998, the FASB issued Statement 133 "Accounting for Derivative Instruments and Hedging Activities", which was later amended by FASB 137, and is effective for all fiscal periods beginning after June 15, 2000. As of June 30, 2000, the fair value of the Company's interest rate swap was not material.

NOTE 4.     SUBORDINATED DEBT

            In October 1997, the Company issued $30.0 million of its 12% Senior Subordinated Promissory Notes ("Notes") with interest only payable semi-annually on April 30 and October 31, due October 31, 2004. The Notes were sold with detachable seven year warrants to purchase an aggregate of 655,738 shares of Common Stock at an exercise price of $16.40 per share. The effective interest rate on the Notes is 12.1% per annum after giving effect to the amortization of the original issue discount. The Company is required to meet certain affirmative and negative covenants. Additionally, NationsBanc Montgomery Securities, Inc., the placement agent, received a warrant to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $14.64 per share which expires on October 31, 2004.

               On May 4, 1999, the Company sold an additional $10.0 million of its 12% Senior Subordinated Promissory Notes ("Additional Notes"). Except for their October 31, 2005 maturity date, the Additional Notes are substantially identical to the Notes described above. The Additional Notes were sold with detachable 6-1/2 year warrants to purchase an aggregate of 372,892 shares of Common Stock at an exercise price of $6.65 per share. In connection with the sale of the Additional Notes, certain financial covenants governing the Notes and the Additional Notes were adjusted as of March 31, 1999 and prospectively and the exercise price for 612,023 of the warrants issued in connection with the sale of the Notes was reduced to $6.65 per share. The effective interest rate on the Additional Notes is 13.57% per annum after giving effect to the amortization of the original issue discount. Additionally, from May 4, 1999 to September 30, 1999, the interest rate on the original $30.0 million of Notes increased to 14% from 12% per annum. Interest will increase from 12% to 14% per annum during any quarter in which certain financial ratios are not met.

NOTE 5.     REDEEMABLE PREFERRED STOCK

        In May 2000, the Company sold 5,000 shares of its 8% Cumulative Convertible Preferred Stock, no par value (the "Convertible Preferred Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends are payable quarterly in arrears at the rate of 8% per annum on the Liquidation Preference, and, to the extent not paid in cash, are added to the Liquidation Preference. During the fiscal year ended June 30, 2000, and for the three months ended September 30, 2000, the carrying amount (and Liquidation Preference) of the Convertible Preferred Stock was increased by $50 and $101, respectively, for dividends accrued. Shares of the Convertible Preferred Stock may be converted into shares of Common Stock at any time at a conversion price of $9.47 per share, which represents a 20% premium to the average closing price of the Common Stock on the Nasdaq National Market for the 20 trading days prior to May 12, 2000. In connection with the sale, costs in the amount of $65 were charged to paid-in capital. The Convertible Preferred Stock shall be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined) of the Company (the date of such redemption being the "Mandatory Redemption Date") at an amount equal to the then effective Liquidation Preference plus accrued and unpaid dividends thereon from the last dividend payment date to the Mandatory Redemption Date, plus if the Mandatory Redemption Date is on or prior to the fourth anniversary of the issuance of the stock, the amount of any dividends that would have accrued and been payable on the Convertible Preferred Stock from the Mandatory Redemption Date through the fourth anniversary date.

        In addition, outstanding shares of Convertible Preferred Stock vote on an "as converted basis" with the holders of the Common Stock as a single class on all matters that the holders of the Common Stock are entitled to vote upon.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, OUR EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL PERSONNEL. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM 10-Q AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

OVERVIEW

            We are the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. As of September 30, 2000, we operated a national network of 93 service locations in 45 states servicing approximately 74,000 bulk and high pressure customers. Currently 99% of fountain beverage users in the Continental United States are within our service area.

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

            Substantially  all of our revenues have been derived from the rental of bulk CO2 systems installed at customers' sites, the sale of CO2 and high pressure cylinder revenues. Revenues have grown from $12.0 million in fiscal 1996 to $58.0 million in fiscal 2000, an average increase of 50% annually. We believe that our revenue base is stable due to the existence of long-term contracts with our customers which generally roll-over without a significant portion expiring without renewal in any one year. In each of fiscal 1998, 1999 and 2000, less than 5% of our bulk CO2 systems in service experienced service termination. Service termination is typically caused by restaurant closure. Affected bulk CO2 systems are either removed and reconditioned, or left in place when prospects for a new restaurant at the same location appear likely. Revenue growth is largely dependent on (1) the rate of new bulk CO2 system installations, (2) the growth in bulk CO2 sales at (i) customers on rental plus per pound charge contracts and (ii) customers that own their own bulk CO2 systems and (3) price increases.

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

            Since 1990, we have devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing a national infrastructure to support the rapid growth in the number of our installed base of bulk CO2 systems. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and accumulated net losses of $28.9 million at September 30, 2000.

            We believe that our future revenue growth, gains in gross margin and profitability will be dependent upon increases in route density, price increases for our services, improved operating efficiencies resulting from the implementation of our leading edge delivery system technology and targeted marketing of customers. Our route density is highest in Florida and is less developed in the other areas where we presently have operations.

             Our experience has been that as our depots mature their gross profit margins improve as volume grows and fixed costs remain essentially the same. At September 30, 2000 and September 30, 1999, gross margins were in excess of 60% at nine service locations and four service locations, respectively. Since our new depot openings have slowed drastically over the last 24 months, on a weighted average basis, we expect that gross margin improvements at our mature depots will accelerate. We believe that over time many of our service locations are capable of gross margins in excess of 60%. New service locations typically operate at low or negative gross margins in the early stages and detract from our highly profitable service locations in mature markets.

            We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is the principal financial measure by which we should be measured. Our revolving credit facility utilizes EBITDA for its calculation of financial leverage, affecting the amount of funds available to us to borrow. Information regarding EBITDA is presented because of its use by certain investors as one measure of a corporation's ability to generate cash flow. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of a corporation's operating performance. EBITDA excludes significant costs of doing business and should not be considered in isolation from GAAP measures. EBITDA has grown from $3.7 million in fiscal 1996 to $16.1 million in fiscal 2000, an average increase of 46% annually from fiscal 1996 to fiscal 2000. For the three months ended September 30, 2000, EBITDA was $4.5 million, or $18.0 million annualized, the highest for any quarter in the our history.

RESULTS OF OPERATIONS

             The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:

                                                             Three Months Ended
                                                                September 30,
                                                                -------------

                                                              2000       1999
                                                              ----       ----
   Income Statement Data:

   Net sales                                                 100.0%    100.0%
   Cost of products sold                                      50.1      51.5
   Selling, general and administrative expenses               21.7      21.5
   Depreciation and amortization                              26.3      26.6
                                                           -------   -------
   Operating income                                            1.9        .4
   Interest expense, net                                      16.7      17.9
                                                           -------   -------

   Net (loss)                                                (14.8)    (17.5)
                                                           =======   =======

   Other Data:
   Operating income before depreciation and amortization
   (EBITDA)                                                   28.2%     27.0%
                                                           =======   =======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES

            Net sales increased $2.5 million, or 18.5%, from $13.6 million in 1999 to $16.1 million in 2000. The increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. At September 30, 2000, there were approximately 60,000 Company owned and 10,000 customer owned bulk CO2 systems in service, an increase of 9,000, or 14.8%, over the approximately 51,000 Company owned and 10,000 customer owned bulk CO2 systems in service at September 30, 1999.

COST OF PRODUCTS SOLD

            Cost of products sold increased by $1.1 million, or 15.4%, from $7.0 million in 1999 to $8.1 million in 2000, and decreased as a percentage of net sales from 51.5% in 1999 to 50.1% in 2000. The dollar increase is attributable to our continued growth. Purchases increased by $0.2 million from $2.2 million in 1999 to $2.4 million in 2000 and decreased as a percentage of net sales from 16.1% in 1999 to 15.1% in 2000. Fully loaded route drivers increased by $0.6 million from $2.3 million in 1999 to $2.9 million in 2000 and increased as a percentage of net sales from 17.2% in 1999 to 17.8% in 2000. Auto and truck expenses increased $0.2 million from $1.3 million in 1999 to $1.5 million in 2000 and decreased as a percentage of net sales from 9.3% in 1999 to 9.1% in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling, general and administrative expenses increased by $0.6 million, or 19.2%, from $2.9 million in 1999 to $3.5 million in 2000, and increased as a percentage of net sales from 21.5% in 1999 to 21.7% in 2000. The dollar increase is primarily attributable to (1) an increase in administrative salaries and related expenses, (2) an increase in telephone expense and (3) an increase in bad debt expense. Fully loaded administrative and executive personnel increased by $0.2 million from $1.4 million in 1999 to $1.6 million in 2000 and decreased as a percentage of net sales from 10.3% in 1999 to 10.0 in 2000. Telephone expense increased $0.1 million from $0.2 million in 1999 to $0.3 million in 2000 and is attributable to the introduction of a new mobile information system for use in our field operations. Bad debt expense increased $0.2 million from $0.1 million in 1999 to $0.3 million in 2000 and increased as a percentage of sales from 0.7% in 1999 to 2.0% in 2000 and is primarily attributable to increased reserves associated with certain high pressure customers.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization increased by $0.6 million from $3.6 million in 1999 to $4.2 million in 2000. As a percentage of net sales, such expense decreased from 26.6% in 1999 to 26.3 % in 2000. Depreciation expense increased by $0.5 million from $2.5 million in 1999 to $3.0 million in 2000 principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense increased from 18.4% in 1999 to 18.6% in 2000. Amortization expense increased by $0.1 million from $1.1 million in 1999 to $1.2 million in 2000 primarily due to the increase in amortization of deferred lease acquisition costs and deferred charges. As a percentage of net sales, amortization expense decreased from 8.2% in 1999 to 7.8% in 2000.

OPERATING INCOME

            For the reasons described above, operating income was $0.3 million, or 1.9% of net sales, in 2000 compared to an operating income of $0.1 million, or 0.4% of net sales, in 1999.

INTEREST EXPENSE

            Net interest expense increased by $0.3 million, from $2.4 million in 1999 to $2.7 million in 2000, and decreased as a percentage of net sales from 17.9% in 1999 to 16.7% in 2000. The dollar increase is attributable to increased levels of long-term debt and increased interest rates in 2000 as compared to 1999.

NET LOSS

             For the reasons described above, net (loss) remained unchanged at $(2.4) million in 1999 and 2000. No provision for income tax expense in either the 1999 period or 2000 period has been made due to historical net losses.

EBITDA

             For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $0.8 million, or 23.8%, from $3.7 million in 1999 to $4.5 million in 2000 and increased as a percentage of net sales from 27.0% to 28.2%.

LIQUIDITY AND CAPITAL RESOURCES

            Our cash requirements consist principally of (1) capital expenditures associated with purchasing and placing new bulk CO2 systems into service at customers' sites; (2) payments of interest on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. As of September 30, 2000, we anticipated making cash capital expenditures of at least $5.0 million to $10.0 million during the remaining nine months of fiscal 2001, primarily for purchases of bulk CO2 systems that we expect to place into service. Once bulk CO2 systems are placed into service, we generally experience positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to capital expenditures related to internal growth, we review opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

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

             On May 4, 1999, we entered into a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank ("Amended SunTrust Facility"). The Amended SunTrust Facility amended and restated our existing $50.0 million revolving credit facility which had been entered into in October 1997. The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on senior funded debt to annualized EBITDA. We are entitled to select the Base Rate or the London InterBank Offering Rate ("LIBOR"), plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 1.75% to 3.5%. The applicable unused facility fee pursuant to the pricing grid ranges from 0.375% to 0.50%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility on May 4, 2002, however, it contains a two year renewal option subject to approval. Additionally, it is collateralized by substantially all of our assets. We are precluded from declaring or paying any cash dividends, except that we may accrue and accumulate, but not pay, cash dividends on the Convertible Preferred Stock. We are also required to meet certain affirmative and negative covenants, including but not limited to financial covenants. Pursuant to the Amended SunTrust Facility, drawings are limited to availability under a formula predicated upon multiples of EBITDA and gross margin factors. At various dates in the past we have been unable to meet certain covenants and have had to obtain waivers or modifications of terms from our lenders. In September 2000, the Amended SunTrust Facility was amended to adjust a certain financial covenant for the quarter ended September 30, 2000 and prospectively. Although we believe that we will be able to comply with the current provisions of our borrowing arrangements, circumstances may result in our having to obtain waivers or further modifications in the future.

             During the three months ended September 30, 2000, our capital resources included cash flows from operations and available borrowing capacity under the Amended SunTrust Facility. As of September 30, 2000, a total of $53.75 million was outstanding under the Amended SunTrust Facility with interest at three hundred seventy-five basis points above the applicable LIBOR (10.38% to 10.43% at September 30, 2000).

             We believe that cash flows from operations and available borrowings under the Amended SunTrust Facility will be sufficient to fund proposed operations for at least the next twelve months.

             Working Capital. At September 30, 2000, we had negative working capital of $1.5 million. At June 30, 2000, we had negative working capital of $0.6 million.

             Cash Flows from Operating Activities. For the three months ended September 30, 2000 and September 30, 1999, net cash provided by operating activities was $3.2 million and $3.1 million, respectively. The increase of $0.1 million in 2000 compared to 1999 is primarily attributable to the following: (1) depreciation and amortization of property and equipment increased $0.5 million from $2.5 million in 1999 to $3.0 million in 2000, (2) prepaid expenses and other current assets increased $0.1 million in 2000 and increased $0.8 in 1999,
(3) accounts payable decreased $0.1 million in 2000 and increased $1.9 million in 1999 and (4) accrued expenses increased $0.3 million in 2000 and decreased $0.7 million in 1999.

             Cash Flows from Investing Activities. For the three months ended September 30, 2000 and September 30, 1999, net cash used in investing activities was $4.2 million and $5.2 million, respectively. These investing activities were primarily attributable to the installation and direct placement costs and acquisition of bulk CO2 systems.

             Cash Flows from Financing Activities. For the three months ended September 30, 2000 and September 30, 1999, cash flows provided by financing activities were $1.0 million and $0.9 million, respectively. For the three months ended September 30, 2000 and September 30, 1999, net cash provided by financing activities was primarily from the issuance of long-term debt.

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

             Our bulk CO2 requirements contract with The BOC Group, Inc. ("BOC") provides for annual adjustments in the purchase price for bulk CO2 based upon increases or decreases in the Producer Price Index for Chemical and Allied Products or the average percentage increase in the selling price of bulk merchant carbon dioxide purchased by BOC's large, multi-location beverage customers in the United States, however, such increases are limited to 3% annually until June 2002.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above, as of September 30, 2000, a total of $53.75 million was outstanding under the Amended SunTrust Facility with interest at three hundred seventy-five basis points above the 180 day LIBOR rate (10.38% to 10.43% at September 30, 2000). Based upon $53.75 million outstanding under the Amended SunTrust Facility at September 30, 2000, our annual interest cost under the Amended SunTrust Facility would increase by $0.5 million for each one percent increase in LIBOR (i.e., from 9.0% to 10.0%).

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

PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibit No.           Exhibit
                  -----------           -------

                  10.1            --    Fourth Amendment to Amended and Restated
                                        Revolving  Credit  Agreement dated as of
                                        September  28,  2000,  by and  among the
                                        Company,  SunTrust  Bank,  Bank  Austria
                                        Creditanstalt  Corporate Finance,  Inc.,
                                        The Provident Bank, Bank Leumi Le-Israel
                                        B.M.,  IBJ  Whitehall   Business  Credit
                                        Corporation and Hamilton Bank, N.A. (the
                                        "Lenders") and SunTrust Bank, as agent for the Lenders.

                  27              --    Financial Data Schedule.

            (b)   Reports on Form 8-K.

                  (1) No reports on Form 8-K were filed during the quarter ended
                      September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     NuCo2 Inc.


Dated:  November 14, 2000                       By:  /s/ Joann Schirripa
                                                     -------------------
                                                     Joann Schirripa
                                                     Chief Financial Officer