Form 10-Q
period 2000-12-31
NUCO2 INC /FL
filed 2001-02-14
CIK 947577

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------


                                    FORM 10-Q


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2000

                                       OR

/   /    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ________________________


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

            Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                    Class                       Outstanding at December 31, 2000
                    -----                       --------------------------------
          Common Stock, $.001 par value                  8,386,126 shares

                                   NUCO2 INC.

                                      Index
                                      -----

      PART I.    FINANCIAL INFORMATION

      ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                 Consolidated Balance Sheets as of December 31, 2000 and       3
                     June 30, 2000

                 Consolidated Statements of Operations for the Three Months
                     Ended December 31, 2000 and December 31, 1999             4

                 Consolidated Statements of Operations for the Six Months
                     Ended December 31, 2000 and December 31, 1999             5

                 Consolidated Statement of Shareholders' Equity for the
                     Six Months Ended  December 31, 2000                       6

                 Consolidated Statements of Cash Flows for the Six Months
                     Ended December 31, 2000 and December 31, 1999             7

                 Notes to Consolidated Financial Statements                    8

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      11
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES                     16
                     ABOUT MARKET RISK

      PART II.   OTHER INFORMATION

      ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                    17

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          17

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                             17

      SIGNATURES                                                              18

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                   NUCO2 INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                     ASSETS

                                                                                    December 31, 2000      June 30, 2000
                                                                                    -----------------      -------------
                                                                                       (unaudited)

Current assets:
    Cash and cash equivalents                                                        $        75           $      279
    Trade accounts receivable; net of allowance for doubtful
        accounts of $728 and $622, respectively                                            8,644                8,862
    Inventories                                                                              239                  222
    Prepaid expenses and other current assets                                              1,547                  912
                                                                                     -----------           ----------
           Total current assets                                                           10,505               10,275
                                                                                     -----------           ----------

Property and equipment, net                                                              106,132              107,120
                                                                                     -----------           ----------

Other assets:
    Goodwill, net                                                                         19,828               20,434
    Deferred charges, net                                                                  2,844                3,425
    Customer lists, net                                                                    1,438                1,871
    Restrictive covenants, net                                                             1,403                1,567
    Deferred lease acquisition costs, net                                                  3,676                3,685
    Deposits                                                                                 313                  172
                                                                                     -----------           ----------
                                                                                          29,502               31,154
                                                                                     -----------           ----------

                                                                                     $   146,139           $  148,549
                                                                                     ===========           ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                             $        35           $       33
    Accounts payable                                                                       5,588                8,120
    Accrued expenses                                                                         439                  582
    Accrued interest                                                                       1,144                1,485
    Accrued payroll                                                                          363                  376
    Other current liabilities                                                                349                  263
                                                                                     -----------           ----------
        Total current liabilities                                                          7,918               10,859

Long-term debt, excluding current maturities                                              48,462               53,080
Subordinated debt                                                                         39,079               38,969
Customer deposits                                                                          2,119                2,351
                                                                                     -----------           ----------
           Total liabilities                                                              97,578              105,259
                                                                                     -----------           ----------

Commitments and contingencies
Redeemable Preferred Stock                                                                 5,254                5,050
                                                                                     -----------           ----------

Shareholders' equity:
    Preferred Stock; no par value; 5,000,000 shares authorized;
        5,000 shares issued and outstanding                                                    -                    -
    Common Stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 8,386,126 shares and 7,275,015 shares at
        December 31, 2000, and June 30, 2000, respectively                                     8                    7
    Additional paid-in capital                                                            74,509               64,722
        Accumulated deficit                                                              (31,210)             (26,489)
                                                                                     -----------           ----------
           Total shareholders' equity                                                     43,307               38,240
                                                                                     -----------           ----------
                                                                                     $   146,139           $  148,549
                                                                                     ===========           ==========

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)



                                                             Three Months Ended December 31,
                                                             -------------------------------
                                                                2000                1999
                                                                ----                ----


Net Sales                                                  $     16,432           $   13,694
                                                           ------------           ----------

Costs and expenses:
    Cost of products sold                                         8,207                6,745
    Selling, general and administrative expenses                  3,472                2,859
    Depreciation and amortization                                 4,382                3,813
                                                           ------------           ----------
                                                                 16,061               13,417
                                                           ------------           ----------

    Operating Income                                                371                  277

    Interest expense, net                                         2,700                2,442
                                                           ------------           ----------

    Net  (loss)                                            $     (2,329)          $   (2,165)
                                                           ============           ==========

Basic and Diluted EPS:

    Net (loss)                                             $      (0.32)          $    (0.30)
                                                           ============           ==========

    Weighted average number of common and common equivalent shares outstanding

        Basic and Diluted                                         7,577                7,217
                                                           ============           ==========

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)


                                                            Six  Months Ended December 31,
                                                            ------------------------------
                                                                  2000              1999
                                                                  ----              ----

Net Sales                                                 $      32,545        $    27,289
                                                          -------------        -----------

Costs and expenses:
    Cost of products sold                                        16,284             13,741
    Selling, general and administrative expenses                  6,964              5,789
    Depreciation and amortization                                 8,626              7,428
                                                          -------------        -----------
                                                                 31,874             26,958
                                                          -------------        -----------

    Operating Income                                                671                331

    Interest expense, net                                         5,392              4,877
                                                          -------------        -----------

    Net  (loss)                                           $      (4,721)       $    (4,546)
                                                          =============        ===========

Basic and Diluted EPS:

    Net (loss)                                            $       (0.66)       $     (0.63)
                                                          =============        ===========

    Weighted average number of common and common equivalent shares outstanding

        Basic and Diluted                                         7,426              7,217
                                                          =============        ===========

                                   NUCO2 INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (UNAUDITED)



                                                    Common Stock       Additional                          Total
                                                    ------------        Paid-in        Accumulated      Shareholders'
                                              Shares        Amount       Capital          Deficit          Equity
                                              ------        ------     ----------      -----------     ---------------
Balance, June 30, 2000                      7,275,015      $     7     $  64,722       $  (26,489)    $    38,240

Issuance of 1,111,111 shares of             1,111,111            1         9,991             -              9,992
      of Common Stock

Redeemable Preferred Stock dividend               -              -          (204)            -               (204)

Net (loss)                                        -              -            -            (4,721)         (4,721)
                                            ---------      -------     ---------       ----------     -----------

Balance, December 31, 2000                  8,386,126      $     8     $  74,509       $  (31,210)    $    43,307
                                            =========      =======     =========       ==========     ===========

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                                Six Months Ended December 31,
                                                                                  2000                  1999*

Net (loss)                                                                    $    (4,721)        $  (4,546)

Cash flows from operating activities:
    Adjustments to reconcile net (loss) to net cash provided
     by  operating activities:
           Depreciation and amortization of property and equipment                  6,099             5,159
           Amortization of other assets                                             2,527             2,268
           Amortization of original issue discount                                    110               110
           Loss on disposal of property and equipment                                  86                32
           Loss on abandonment                                                        485               394
           Changes in operating assets and liabilities:
           Decrease (increase) in:
              Trade accounts receivable                                               217               333
              Inventories                                                             (17)              (23)
              Prepaid expenses and other current assets                              (635)           (1,002)
           Increase (decrease) in:
              Accounts payable                                                     (2,532)            1,797
              Accrued expenses                                                       (143)              (48)
              Accrued payroll                                                         (13)             (207)
              Accrued interest                                                       (341)             (468)
              Other current liabilities                                                86               236
              Customer deposits                                                      (232)              233
                                                                              -----------         ---------

              Net cash provided by operating activities                               976             4,268
                                                                              -----------         ---------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment                                      -                54
  Purchase of property and equipment                                               (5,616)          (10,187)
  Increase in deposits                                                               (141)             (120)
  Increase in deferred lease acquisition costs                                       (642)             (763)
                                                                              -----------         ---------
       Net cash (used in) investing activities                                     (6,399)          (11,016)
                                                                              -----------         ---------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock                                            9,992                 -
  Repayment of long-term debt                                                      (6,515)              (73)
  Proceeds from issuance of long-term debt                                          1,900             5,500
  Increase in deferred charges                                                       (158)              (92)
  Exercise of options                                                                  -                  2
                                                                              -----------         ---------
     Net cash provided by financing activities                                      5,219             5,337
                                                                              -----------         ---------

Net (Decrease) in cash and cash equivalents                                          (204)           (1,411)
Cash and cash equivalents at the beginning of period                                  279             1,579
                                                                              -----------         ---------
Cash and cash equivalents at the end of period                                $        75         $     168
                                                                              ===========         =========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest                                                                  $     5,623         $   5,239
                                                                              ===========         =========
    Income taxes                                                              $         -         $       -
                                                                              ===========         =========


In 2000, the Company increased the carrying amount of the redeemable preferred stock by $204 for dividends that have not been paid and accordingly reduced additional paid-in capital by a like amount.

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


Note 2.     Net (Loss) per Common Share

            Incremental shares for stock options and warrants calculated pursuant to the treasury stock method for the three and six months ended December 31, 2000 were 37,333 and 120,146, respectively. These shares were not included in diluted EPS because they would have been antidilutive for such periods. Additionally, options and warrants to purchase 1,073,715 shares, 254,810 shares and 415,224 shares for $14.65- $17.00 per share, $11.25- $12.50 per share and $7.75 - $11.00 per share, respectively, were outstanding during all or a portion of the three and six months ended December 31, 2000, but were not included in the computation of diluted EPS because the options and warrants exercise price was greater than the average market price of the Common Stock.

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

            Basic (loss) per common share has been  computed by dividing the net
(loss), after giving effect to preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted (loss) per common share has been computed on the basis of the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares for stock options and warrants calculated pursuant to the treasury stock method were not included in diluted EPS because they would have been antidilutive. Also, not included in the computation of diluted EPS was the effect of outstanding shares of Redeemable Preferred Stock (See Note 5) using the "if converted" method, because the effect would be antidilutive.

                                                               Three Months Ended      Six Months Ended
                                                                              December 31,
                                                                              ------------
                                                                2000         1999        2000       1999
                                                                ----         ----        ----       ----
        Net (loss)                                          $  (2,329)   $  (2,165)  $  (4,721)   $ (4,546)
        Redeemable Preferred Stock dividends                     (101)           -        (204)         -
                                                            ---------    ---------   ---------    -------
        Net (loss) available for common shareholders        $  (2,430)   $  (2,165)  $  (4,925)   $ (4,546)
                                                            =========    =========   =========    =======

        Weighted average outstanding shares of Common Stock     7,577        7,217       7,426       7,217
        (Loss) per share - Basic and Diluted                $   (0.32)   $   (0.30)  $   (0.66)   $  (0.63)
                                                            =========    =========   =========    ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)


Note 3.     Long-Term Debt

           The Company has a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank ("Amended SunTrust Facility"). The Amended SunTrust Facility amended and restated the Company's existing $50.0 million revolving credit facility which had been entered into in October 1997. The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on total funded debt to annualized EBITDA. The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 2.75% to 3.75%. The applicable Base Rate margin pursuant to the pricing grid ranges from 1.25% to 2.25%. The applicable unused facility fee pursuant to the pricing grid ranges from 0.375% to 0.50%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility on May 4, 2002; there is, however, a two year renewal option subject to approval. The Amended SunTrust Facility is collateralized by substantially all of the assets of the Company. The Company is precluded from declaring or paying any cash dividends, except the Company may accrue and accumulate, but not pay, cash dividends on the Redeemable Preferred Stock (See Note 5). The Company is also required to meet certain affirmative and negative covenants including, but not limited to, financial covenants. Pursuant to the Amended SunTrust Facility, drawings are limited to availability under a formula predicated upon multiples of EBITDA and gross margin factors. In December 2000, the Amended SunTrust Facility was amended to adjust a certain financial covenant for the quarter ended December 31, 2000 and prospectively.

            A total of $48.2 million was outstanding pursuant to the Amended SunTrust Facility with interest from 10.38% to 10.52% per annum as of December 31, 2000.

            As of December 31, 2000, the Company maintained an interest rate swap transaction (the "Swap") with SunTrust Bank, Atlanta, in the amount of $10.0 million (the "Notional Amount"). The effective date of the Swap is September 1, 2000 and it terminates on September 3, 2002. Pursuant to the Swap, the Company pays a fixed rate of 7% per annum and receives a LIBOR-based floating rate.

            In June 1998, the FASB issued Statement 133 "Accounting for Derivative Instruments and Hedging Activities", which was later amended by FASB 137, and is effective for all fiscal periods beginning after June 15, 2000. As of December 31, 2000, the fair value of the Company's interest rate swap was not material.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)


Note 5.     Redeemable Preferred Stock

            In May 2000, the Company sold 5,000 shares of its 8% Cumulative Convertible Redeemable Preferred Stock, no par value (the "Redeemable Preferred Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends are payable quarterly in arrears at the rate of 8% per annum on the Liquidation Preference, and, to the extent not paid in cash, are added to the Liquidation Preference. During the fiscal year ended June 30, 2000, and for the six months ended December 31, 2000, the carrying amount (and Liquidation Preference) of the Redeemable Preferred Stock was increased by $50 and $204, respectively, for dividends accrued. Shares of the Redeemable Preferred Stock may be converted into shares of Common Stock at any time at a conversion price of $9.47 per share, which represents a 20% premium to the average closing price of the Common Stock on the Nasdaq National Market for the 20 trading days prior to May 12, 2000. In connection with the sale, costs in the amount of $65 were charged to paid-in capital. The Redeemable Preferred Stock shall be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined) of the Company (the date of such redemption being the "Mandatory Redemption Date") at an amount equal to the then effective Liquidation Preference plus accrued and unpaid dividends thereon from the last dividend payment date to the Mandatory Redemption Date, plus if the Mandatory Redemption Date is on or prior to the fourth anniversary of the issuance of the stock, the amount of any dividends that would have accrued and been payable on the Redeemable Preferred Stock from the Mandatory Redemption Date through the fourth anniversary date.

        In addition, outstanding shares of Redeemable Preferred Stock vote on an "as converted basis" with the holders of the Common Stock as a single class on all matters that the holders of the Common Stock are entitled to vote upon.

Note 6.       Shareholders' Equity

            In December 2000, The BOC Group, Inc. ("BOC") purchased 1,111,111 shares of Common Stock for $9.00 per share. In addition, the warrant previously held by BOC to purchase 1,000,000 shares of Common Stock was reduced to 400,000 shares. On the date of issuance of the Common Stock, the closing price of the Common Stock on the Nasdaq National Market was $8.00 per share.

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

Overview

            We are the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages. As of December 31, 2000, we operated a national network of 93 service locations in 45 states servicing approximately 75,000 bulk and high pressure customers. Currently 99% of fountain beverage users in the Continental United States are within our service area.

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

            Since 1990, we have devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing a national infrastructure to support the rapid growth in the number of our installed base of bulk CO2 systems. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and accumulated net losses of $31.2 million at December 31, 2000.

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

            We believe that earnings before interest, taxes, depreciation and amortization ("EBITDA") is the principal financial measure by which we should be measured. Our revolving credit facility utilizes EBITDA for its calculation of financial leverage, affecting the amount of funds available to us to borrow. Information regarding EBITDA is presented because of its use by certain investors as one measure of a corporation's ability to generate cash flow. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or cash flows from operating activities as an indicator of a corporation's operating performance. EBITDA excludes significant costs of doing business and should not be considered in isolation from GAAP measures. EBITDA has grown from $3.7 million in fiscal 1996 to $16.1 million in fiscal 2000, an average increase of 46% annually from fiscal 1996 to fiscal 2000. For the three months ended December 31, 2000, EBITDA was $4.8 million, or $19.1 million annualized, the highest for any quarter in the our history.

Results of Operations

             The following table sets forth, for the periods indicated, the percentage relationship which various items bear to net sales:

                                                                       Three Months Ended          Six Months Ended
                                                                           December 31,               December 31,
                                                                           ------------               ------------

                                                                       2000          1999          2000         1999
                                                                       ----          ----          ----         ----
            Income Statement Data:
            Net sales...............................................    100.0%         100.0%     100.0%      100.0%
            Cost of products sold...................................     49.9           49.3       50.0        50.4
            Selling, general and administrative expenses............     21.1           20.9       21.4        21.2
            Depreciation and amortization...........................     26.7           27.8       26.5        27.2
                                                                    ---------      ---------    -------      ------
            Operating income........................................      2.3            2.0        2.1         1.2
            Interest expense, net...................................     16.4           17.8       16.6        17.9
                                                                    ---------      ---------    -------      ------

            Net (loss)..............................................    (14.1)         (15.8)     (14.5)      (16.7)
                                                                    ==========     =========    =======      ======

            Other Data:
            Operating income before depreciation and amortization,
            EBITDA..................................................     28.9%          29.9%      28.6%       28.4%
                                                                    =========      =========    =======      ======

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Net Sales

            Net sales increased $2.7 million, or 20.0%, from $13.7 million in 1999 to $16.4 million in 2000. The increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. At December 31, 2000, there were approximately 61,000 Company owned and 10,000 customer owned bulk CO2 systems in service, an increase of 9,000, or 15%, over the approximately 53,000 Company owned and 9,000 customer owned bulk CO2 systems in service at December 31, 1999.


Cost of Products Sold

            Cost of products sold increased by $1.5 million, or 21.7%, from $6.7 million in 1999 to $8.2 million in 2000, and increased as a percentage of net sales from 49.3% in 1999 to 49.9% in 2000. The dollar increase is attributable to our continued growth. CO2 purchases increased by $.2 million from $1.7 million in 1999 to $1.9 million in 2000 and decreased as a percentage of net sales from 12.7% in 1999 to 11.8% in 2000. Fully loaded operations wages increased by $.8 million from $2.3 million in 1999 to $3.2 million in 2000 and increased as a percentage of net sales from 17.0% in 1999 to 19.3% in 2000. Fully loaded truck expenses increased $.3 million from $1.2 million in 1999 to $1.5 million in 2000 and increased as a percentage of net sales from 8.5% in 1999 to 8.9% in 2000.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased by $.6 million, or 21.4%, from $2.9 million in 1999 to $3.5 million in 2000, and increased as a percentage of net sales from 20.9% in 1999 to 21.1% in 2000. The dollar increase is primarily attributable to (1) an increase in executive and administrative salaries and related expenses, (2) an increase in selling expenses and (3) an increase in bad debt expense. Fully loaded administrative and executive personnel expense increased by $.2 million from $1.4 million in 1999 to $1.6 million in 2000 and decreased as a percentage of net sales from 10.3% in 1999 to 9.6% in 2000. Selling expenses increased by $.4 million from $.2 million in 1999 to $.6 million in 2000 and increased as a percentage of net sales from 1.2% in 1999 to 3.8% in 2000. Bad debt expense increased $.3 million from $35,000 in 1999 to $.3 million in 2000 and increased as a percentage of net sales from .3% in 1999 to 2.0% in 2000 and is primarily attributable to increased reserves associated with certain high pressure customers.

Depreciation and Amortization

            Depreciation and amortization increased by $.6 million from $3.8 million in 1999 to $4.4 million in 2000. As a percentage of net sales, such expenses decreased from 27.8% in 1999 to 26.7 % in 2000. Depreciation expense increased by $.4 million from $2.7 million in 1999 to $3.1 million in 2000 principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense decreased from 19.4% in 1999 to 18.9% in 2000. Amortization expense increased by $.1 million from $1.2 million in 1999 to $1.3 million in 2000 primarily due to the increase in amortization of deferred lease acquisition costs and deferred charges. As a percentage of net sales, amortization expense decreased from 8.4% in 1999 to 7.8% in 2000.

Operating Income

            For the reasons described above, operating income was $.4 million, or 2.3% of net sales, in 2000, compared to an operating income of $.3 million, or 2.0% of net sales, in 1999.

Interest Expense

            Net interest expense increased by $.3 million, from $2.4 million in 1999 to $2.7 million in 2000, and decreased as a percentage of net sales from 17.8% in 1999 to 16.4% in 2000. The dollar increase is attributable to increased levels of long-term debt and increased interest rates in 2000 as compared to 1999. The percentage decrease is attributable to a slowing in the rate of growth of long-tem debt as compared to growth in net sales.

Net Loss

             For the reasons described above, net (loss) increased by $.2 million, or 7.6%, from $2.2 million in 1999 to $2.3 million in 2000. No provision for income tax expense in either 1999 or 2000 has been made due to historical net losses.

EBITDA

             For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $.7 million, or 16.2%, from $4.1 million in 1999 to $4.8 million in 2000 and decreased as a percentage of net sales from 29.9% to 28.9%.


Six Months  Ended  December 31, 2000  Compared to Six Months Ended  December 31,
1999

Net Sales

            Net sales increased by $5.3 million, or 19.3%, from $27.3 million in 1999 to $32.5 million in 2000. The increase in net sales was primarily due to internal growth in the number of Company owned and customer owned bulk CO2 systems serviced. At December 31, 2000, there were approximately 61,000 Company owned and 10,000 customer owned bulk CO2 systems in service, an increase of 9,000, or 15%, over the approximately 53,000

Company owned and 9,000 customer owned bulk CO2 systems in service at December 31, 1999.

Cost of Products Sold

            Cost of products sold increased by $2.5 million, or 18.5% from $13.7 million in 1999 to $16.3 million in 2000 and decreased as a percentage of net sales from 50.4% in 1999 to 50.0% in 2000. The dollar increase is attributable to our continued growth. CO2 purchases increased by $.5 million from $3.5 million in 1999 to $4.0 million in 2000 and decreased as a percentage of net sales from 13.0% in 1999 to 12.4% in 2000. Fully loaded operations wages increased by $1.4 million from $4.7 million in 1999 to $6.1 million in 2000 and increased as a percentage of net sales from 17.2% in 1999 to 18.7% in 2000. Fully loaded truck expenses increased $.5 million from $2.4 million in 1999 to $2.9 million in 2000 and increased as a percentage of net sales from 8.8% in 1999 to 8.9% in 2000.

Selling, General and Administrative Expenses

            Selling, general and administrative expenses increased by $1.2 million, or 20.3%, from $5.8 million in 1999 to $7.0 million in 2000, and increased as a percentage of net sales from 21.2% in 1999 to 21.4% in 2000. The dollar increase is primarily attributable to (1) an increase in executive and administrative salaries and their associated expenses, (2) an increase in selling expenses and (3) an increase in bad debt expense. Fully loaded administrative and executive personnel expense increased by $.4 million from $2.8 million in 1999 to $3.2 million in 2000 and decreased as a percentage of nets sales from 10.3% in 1999 to 9.8% in 2000. Selling expenses increased by $.4 million from $.8 million in 1999 to $1.1 million in 2000 and increased as a percentage of net sales from 2.8% in 1999 to 3.9% in 2000. Bad debt expense increased by $.5 million from $.1 million in 1999 to $.6 million in 2000 and increased as a percentage of net sales from .5% in 1999 to 2.0% in 2000.

Depreciation and Amortization

             Depreciation and amortization increased by $1.2 million from $7.4 million in 1999 to $8.6 million in 2000. As a percentage of net sales, such expenses decreased from 27.2% in 1999 to 26.5% in 2000. Depreciation expense increased by $.9 million from $5.2 million in 1999 to $6.1 million in 2000 principally due to the increase in bulk CO2 systems leased to customers. As a percentage of net sales, depreciation expense decreased from 18.9% in 1999 to 18.7% in 2000. Amortization expense increased by $.2 from $2.3 million in 1999 to $2.5 million in 2000 primarily due to amortization related to deferred charges and deferred lease acquisition costs. As a percentage of net sales, amortization expense decreased from 8.3% in 1999 to 7.8% in 2000.

Operating Income

            For the reasons described above, operating income was $.7 million, or 2.1% of net sales, in 2000, compared to an operating income of $.3 million, or 1.2% of net sales, in 1999.

Interest Expense

             Net interest expense increased by $.5 million from $4.9 million in 1999 to $5.4 million in 2000 and decreased as a percentage of net sales from 17.9% in 1999 to 16.6% in 2000. The increase in dollars is attributable to the increased level of long-term debt and increased interest rates in 2000 as compared to 1999. The percentage decrease is attributable to a slowing in the rate of growth of long-term debt as compared to growth in net sales.


Net Loss

             For the reasons described above, net loss increased by $.2 million, or 3.8%, from $4.5 million in 1999 to $4.7 million in 2000. No provision for income tax expense in either 1999 or 2000 has been made due to historical net losses.

EBITDA

             For the reasons described above, EBITDA, representing operating income plus depreciation and amortization, increased by $1.5 million, or 19.8%, from $7.8 million in 1999 to $9.3 million in 2000 and increased as a percentage of net sales from 28.4% to 28.6%.

Liquidity and Capital Resources

            Our cash requirements consist principally of (1) capital expenditures associated with purchasing and placing new bulk CO2 systems into service at customers' sites; (2) payments of interest on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital. As of December 31, 2000, we anticipate making cash capital expenditures of at least $5.0 million to $10.0 million during the remaining six months of fiscal 2001, primarily for purchases of bulk CO2 systems that we expect to place into service. Once bulk CO2 systems are placed into service, we generally experience positive cash flows on a per-unit basis, as there are minimal additional capital expenditures required for ordinary operations. In addition to capital expenditures related to internal growth, we review opportunities to acquire bulk CO2 service businesses, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

            In December 2000, we sold 1,111,111 shares of our Common Stock for aggregate consideration of $10.0 million.

            In May 2000, we sold 5,000 shares of our 8% Cumulative Convertible Redeemable Preferred Stock, no par value (the "Redeemable Preferred Stock"), for $1,000 per share (the "Liquidation Preference"). Cumulative dividends are payable quarterly in arrears at the rate of 8.0% per annum on the Liquidation Preference, and, to the extent not paid in cash, will be added to the Liquidation Preference. Shares of the Redeemable Preferred Stock may be converted into shares of Common Stock at any time at a conversion price of $9.47 per share, which represents a 20% premium to the average closing price of the Common Stock on the Nasdaq National Market for the 20 trading days prior to May 12, 2000. Additionally, we must redeem the Redeemable Preferred Stock upon the occurrence of a change in control of the Company.

             On May 4, 1999, we entered into a $75.0 million amended and restated revolving credit facility with a syndicate of banks led by SunTrust Bank ("Amended SunTrust Facility"). The Amended SunTrust Facility amended and restated our existing $50.0 million revolving credit facility which had been entered into in October 1997. The Amended SunTrust Facility contains interest rates and an unused facility fee based on a pricing grid calculated quarterly on total funded debt to annualized EBITDA. We are entitled to select the Base Rate or the London InterBank Offering Rate ("LIBOR"), plus applicable margin, for principal drawings under the Amended SunTrust Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 2.75% to 3.75%. The applicable Base Rate margin pursuant to the pricing grid ranges from 1.25% to 2.25%. The applicable unused facility fee pursuant to the pricing grid ranges from 0.375% to 0.50%. Interest only is payable periodically until the expiration of the Amended SunTrust Facility on May 4, 2002, however, it contains a two year renewal option subject to approval. Additionally, it is collateralized by substantially all of our assets. We are precluded from declaring or paying any cash dividends, except that we may accrue and accumulate, but not pay, cash dividends on the Redeemable Preferred Stock. We are also required to meet certain affirmative and negative covenants, including but not limited to financial covenants. Pursuant to the Amended SunTrust Facility, drawings are limited to availability under a formula predicated upon multiples of EBITDA and gross margin factors. At various dates in the past we have been unable to meet certain covenants and have had to obtain waivers or modifications of terms from our lenders. In December 2000, the Amended SunTrust Facility was amended to adjust a certain financial covenant for the quarter ended December 31, 2000 and prospectively. Although we believe that we will be able to comply with the current provisions of our borrowing arrangements, circumstances may result in our having to obtain waivers or further modifications in the future.

             During the six months ended December 31, 2000, our capital resources included cash flows from operations, available borrowing capacity under the Amended SunTrust Facility and proceeds from the issuance of Common Stock. As of December 31, 2000, a total of $48.2 million was outstanding under the Amended SunTrust Facility with interest at three hundred seventy-five basis points above the applicable LIBOR (10.38% to 10.52% at December 31, 2000).

             We believe that cash flows from operations and available borrowings under the Amended SunTrust Facility will be sufficient to fund proposed operations for at least the next twelve months.



             Working Capital. At December 31, 2000, we had positive working capital of $2.6 million. At June 30, 2000, we had negative working capital of $.6 million.

             Cash Flows from Operating Activities. For the six months ended December 31, 2000 and December 31, 1999, net cash provided by operating activities was $1.0 million and $4.3 million, respectively. The decrease of $3.3 million in 2000 compared to 1999 is primarily attributable to the following: (1) depreciation and amortization of property and equipment increased $.9 million from $5.2 million in 1999 to $6.1 million in 2000, and (2) accounts payable decreased $2.5 million in 2000 and increased $1.8 million in 1999.

             Cash Flows from Investing Activities. For the six months ended December 31, 2000 and December 31, 1999, net cash used in investing activities was $6.4 million and $11.0 million, respectively. These investing activities were primarily attributable to the installation and direct placement costs and acquisition of bulk CO2 systems.

             Cash Flows from Financing Activities. For the six months ended December 31, 2000 and December 31, 1999, cash flows provided by financing activities were $5.2 million and $5.3 million, respectively. For the six months ended December 31, 2000, net cash provided by financing activities was primarily from the proceeds related to the issuance of Common Stock and the net repayment of long-term debt of $4.6 million. For the six months ended December 31, 1999, net cash provided by financing activities was primarily from the issuance of long-term debt.

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



ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above, as of December 31, 2000, a total of $48.2 million was outstanding under the Amended SunTrust Facility with interest at three hundred seventy-five basis points above the 180 day LIBOR rate (10.38% to 10.52% at December 31, 2000). Based upon $48.2 million outstanding under the Amended SunTrust Facility at December 31, 2000, our annual interest cost under the Amended SunTrust Facility would increase by $.5 million for each one percent increase in LIBOR (i.e., from 9.0% to 10.0%).

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c) On December 7, 2000, we sold 1,111,111 shares of our Common Stock to The BOC Group, Inc., a Delaware corporation, for aggregate consideration of $10.0 million in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) Our Annual Meeting of Shareholders was held on December 6, 2000 (the "Annual Meeting").
          (b) Edward M. Sellian, Michael E. DeDomenico, Robert Ranieri, Craig L. Burr, Robert L. Frome, Daniel Raynor, Richard D. Waters, Jr., and John E. Wilson were elected as Directors to serve until the next annual meeting of the shareholders or until their successors are elected and qualified. No other Director's term of office continued after the Annual Meeting.
          (c)     Election of Directors:

                                                 Number of      Number of
                                                 Votes For    Votes Against
                                                 ---------    -------------

                  Edward M. Sellian              6,789,562       37,087
                  Michael E. DeDomenico          6,791,562       34,987
                  Robert Ranieri                 6,793,162       33,487
                  Craig L. Burr                  6,793,662       32,987
                  Robert  L. Frome               6,793,662       32,987
                  Daniel Raynor                  6,793,662       32,987
                  Richard D. Waters, Jr.         6,793,662       32,987
                  John E. Wilson                 6,793,462       33,187

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibit No.                                      Exhibit
                  -----------                                      -------

                   10.1           --    Fifth  Amendment to Amended and Restated
                                        Revolving  Credit  Agreement dated as of
                                        December  5,  2000,  by  and  among  the
                                        Company,  SunTrust  Bank,  Bank  Austria
                                        Creditanstalt  Corporate Finance,  Inc.,
                                        The Provident Bank, Bank Leumi Le-Israel
                                        B.M.,  IBJ  Whitehall   Business  Credit
                                        Corporation and Hamilton Bank, N.A. (the
                                        "Lenders")  and SunTrust  Bank, as agent
                                        for the Lenders.
                   10.2           --    Amendment  No. 6 dated as of December 5,
                                        2000   to   Senior   Subordinated   Note
                                        Purchase  Agreement  dated as of October
                                        31,  1997  between  the   Company,   the
                                        Subsidiary Guarantors and the Investors.
                   10.3           --    Stock  Purchase  Agreement  dated  as of
                                        December 7, 2000, by and between the The
                                        BOC Group, Inc., a Delaware corporation and the Company.



          (b)      Reports on Form 8-K.

                   (1) The Company filed a Form 8-K dated December 7, 2000 reporting an Item 5 event.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       NuCo2 Inc.


Dated:  February 14, 2001                          By: /s/ Joann Schirripa
                                                       -------------------
                                                       Joann Schirripa
                                                       Chief Financial Officer