Form 10-Q
period 2001-03-31
NUCO2 INC /FL
filed 2001-05-14
CIK 947577

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/ X /    QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

                                       OR

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------     -----------------------

                         Commission file number 0-27378

                                   NUCO2 INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Florida                                                        65-0180800
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

  2800 Southeast Market Place, Stuart, FL                                          34997
 (Address of Principal Executive Offices)                                       (Zip Code)

Registrant's Telephone Number, Including Area Code:    (561) 221-1754

                                       N/A
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

            Indicate  by check /X/  whether  the  registrant:  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No/ /

            Indicate  the number of shares  outstanding  of each of the issuer's classes of Common Stock, as of the latest practicable date:

                Class                             Outstanding at March 31, 2001
                -----                             -----------------------------
     Common Stock, $.001 par value                         8,389,626 shares

                                   NUCO2 INC.

                                      INDEX

  PART I.     FINANCIAL INFORMATION

  ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of March 31, 2001 and            3
                  June 30, 2000

              Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2001 and March 31, 2000                     4

              Consolidated Statements of Operations for the Nine Months
                  Ended March 31, 2001 and March 31, 2000                     5

              Consolidated Statement of Shareholders' Equity for the Nine
                  Months Ended March 31, 2001                                 6

              Consolidated Statements of Cash Flows for the Nine Months
                  Ended March 31, 2001 and March 31, 2000                     7

              Notes to Consolidated Financial Statements                      8

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                        11
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                           16

  PART II.    OTHER INFORMATION

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                               17

  SIGNATURES                                                                 18

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                   NUCO2 INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                              March 31, 2001          June 30, 2000
                                                                              --------------          -------------
                                                                                (unaudited)

Current assets:
    Cash and cash equivalents                                                $     300                 $     279
    Trade accounts receivable; net of allowance for doubtful
        accounts of $714 and $622, respectively                                  8,799                     8,862
    Inventories                                                                    239                       222
    Prepaid expenses and other current assets                                    2,734                       912
                                                                             ---------                 ---------
           Total current assets                                                 12,072                    10,275
                                                                             ---------                 ---------

Property and equipment, net                                                    105,092                   107,120
                                                                             ---------                 ---------

Other assets:
    Goodwill, net                                                               19,525                    20,434
    Deferred charges, net                                                        2,466                     3,425
    Customer lists, net                                                          1,223                     1,871
    Restrictive covenants, net                                                   1,358                     1,567
    Deferred lease acquisition costs, net                                        3,598                     3,685
    Deposits                                                                       307                       172
                                                                             ---------                 ---------
                                                                                28,477                    31,154
                                                                             ---------                 ---------

                                                                             $ 145,641                 $ 148,549
                                                                             =========                 =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                     $      36                 $      33
    Accounts payable                                                             2,431                     8,120
    Accrued expenses                                                             1,037                       582
    Accrued interest                                                             2,597                     1,485
    Accrued payroll                                                                402                       376
    Other current liabilities                                                      352                       263
                                                                             ---------                 ---------
        Total current liabilities                                                6,855                    10,859

Long-term debt, excluding current maturities                                    50,953                    53,080
Subordinated debt                                                               39,135                    38,969
Customer deposits                                                                2,400                     2,351
                                                                             ---------                 ---------
           Total liabilities                                                    99,343                   105,259
                                                                             ---------                 ---------

Commitments and contingencies

Redeemable Preferred Stock                                                       5,359                     5,050
                                                                             ---------                 ---------

Shareholders' equity:
    Preferred Stock; no par value; 5,000,000 shares authorized;
        5,000 shares issued and outstanding                                       --                        --
    Common Stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 8,389,626 shares and 7,275,015 shares at
        March 31, 2001, and June 30, 2000, respectively                              8                         7
    Additional paid-in capital                                                  74,294                    64,722
    Accumulated deficit                                                        (33,009)                  (26,489)
    Accumulated other comprehensive loss                                          (354)                     --
                                                                             ---------                 ---------
           Total shareholders' equity                                           40,939                    38,240
                                                                             ---------                 ---------
                                                                             $ 145,641                 $ 148,549
                                                                             =========                 =========

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                     2001          2000
                                                     ----          ----

Net Sales                                          $ 17,028    $ 14,812
                                                   --------    --------

Costs and expenses:
    Cost of products sold                             8,255       7,410
    Selling, general and administrative expenses      3,694       3,223
    Depreciation and amortization                     4,384       3,923
                                                   --------    --------
                                                     16,333      14,556
                                                   --------    --------

    Operating Income                                    695         256

    Interest expense, net                             2,494       2,502
                                                   --------    --------

    Net  (loss)                                    $ (1,799)   $ (2,246)
                                                   ========    ========

Basic and Diluted EPS:

    Net (loss)                                     $  (0.23)   $  (0.31)
                                                   ========    ========

    Weighted average number of common and common
         equivalent shares outstanding

        Basic and Diluted                             8,387       7,246
                                                   ========    ========

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 Nine  Months Ended March 31,
                                                ----------------------------
                                                     2001        2000
                                                     ----        ----

Net Sales                                          $ 49,573    $ 42,101
                                                   --------    --------

Costs and expenses:
    Cost of products sold                            24,539      21,151
    Selling, general and administrative expenses     10,659       9,012
    Depreciation and amortization                    13,010      11,350
                                                   --------    --------
                                                     48,208      41,513
                                                   --------    --------

    Operating Income                                  1,365         588

    Interest expense, net                             7,885       7,380
                                                   --------    --------

    Net  (loss)                                    $ (6,520)   $ (6,792)
                                                   ========    ========

Basic and Diluted EPS:

    Net (loss)                                     $  (0.88)   $  (0.94)
                                                   ========    ========

    Weighted average number of common and common
         equivalent shares outstanding

        Basic and Diluted                             7,742       7,226
                                                   ========    ========

                                   NUCO2 INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        Accumulated
                                           Common Stock       Additional                  Other          Total
                                           ------------         Paid-in    Accumulated  Comprehensive Shareholders'
                                      Shares       Amount       Capital       Deficit      Loss            Equity
                                      ------       ------       -------     ----------   --------     -------------

Balance, June 30, 2000             7,275,015    $        7   $   64,722    $  (26,489)   $     --        $ 38,240

Comprehensive Loss:
   Net Loss                             --            --           --          (6,520)         --          (6,520)
   Other Comprehensive Expense:
         Interest Rate Swap
               Transaction              --            --           --            --            (354)         (354)
                                                                                                       ----------
Total Comprehensive Loss                                                                                   (6,874)

Issuance of 1,111,111 shares
   of Common Stock                 1,111,111             1        9,862          --            --           9,863

Issuance of 3,500 shares
   of  Common Stock
   - Exercise of Options               3,500          --             19          --            --              19

Redeemable Preferred Stock
   Dividend                             --            --           (309)         --            --            (309)
                                  ----------    ----------   ----------    ----------    ----------    ----------

Balance, March 31, 2001            8,389,626    $        8   $   74,294    $  (33,009)   $     (354)    $  40,939
                                  ==========    ==========   ==========    ==========    ==========    ==========

                                  NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Nine Months Ended March 31,
                                                                         ---------------------------
                                                                                2001        2000*
                                                                                ----        -----

Net (loss)                                                                  $ (6,520)   $ (6,792)

Cash flows from operating activities:
    Adjustments to reconcile net (loss) to net cash provided by operating activities:
              Depreciation and amortization of property and equipment          9,207       7,931
              Amortization of other assets                                     3,803       3,420
              Amortization of original issue discount                            166         165
              Loss on disposal of property and equipment                         124          89
              Loss on abandonment                                                816         574
              Changes in operating assets and liabilities:
              Decrease (increase) in:
                   Trade accounts receivable                                      63        (991)
                   Inventories                                                   (17)        (26)
                   Prepaid expenses and other current assets                  (1,822)     (1,100)
              Increase (decrease) in:
                   Accounts payable                                           (5,689)      4,192
                   Accrued expenses                                              455         190
                   Accrued payroll                                                26        (164)
                   Accrued interest                                              758       1,088
                   Other current liabilities                                      89         228
                   Customer deposits                                              49         250
                                                                            --------    --------

                   Net cash provided by operating activities                   1,508       9,054
                                                                            --------    --------

Cash flows from investing activities:
    Proceeds from disposal of property and equipment                               4          63
    Purchase of property and equipment                                        (8,010)    (15,470)
    Increase in restrictive covenants                                            (37)       --
    Increase in deposits                                                        (135)       (121)
    Increase in deferred lease acquisition costs                                (909)     (1,137)
                                                                            --------    --------
           Net cash (used in) investing activities                            (9,087)    (16,665)
                                                                            --------    --------

Cash flows from financing activities:
    Proceeds from issuance of Common Stock                                     9,863        --
    Repayment of long-term debt                                               (6,524)        (90)
    Proceeds from issuance of long-term debt                                   4,400       6,500
    Increase in deferred charges                                                (158)       (233)
    Exercise of options                                                           19           4
                                                                            --------    --------
        Net cash provided by financing activities                              7,600       6,181
                                                                            --------    --------

Net increase (decrease) in cash and cash equivalents                              21      (1,430)
Cash and cash equivalents at the beginning of period                             279       1,579
                                                                            --------    --------
Cash and cash equivalents at the end of period                              $    300    $    149
                                                                            ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                                            $  6,963    $  6,131
                                                                            ========    ========
        Income taxes                                                        $     --    $     --
                                                                            ========    ========

In 2001, the Company increased the carrying amount of the redeemable preferred stock by $309 for dividends that have not been paid, and accordingly reduced additional paid-in capital by a like amount.

*Restated to conform to current year's classifications.

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

NOTE 2.     NET (LOSS) PER COMMON SHARE

         Incremental shares for stock options and warrants  calculated  pursuant to the treasury  stock method for the three and nine months ended March 31, 2001 were  577,868 and  272,720,  respectively.  These  shares  were not  included in diluted  EPS  because  they  would  have  been  antidilutive  for such  periods.
Additionally,  options and warrants to purchase  443,715 shares,  290,510 shares and 286,528  shares for $16.40-  $17.00 per share,  $11.25- $14.64 per share and
$10.25 - $11.00  per  share,  respectively,  were  outstanding  during  all or a portion of the three and nine months ended March 31, 2001, but were not included in the  computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the Common Stock.

         Incremental shares for stock options and warrants  calculated  pursuant to the treasury  stock method for the three and nine months ended March 31, 2000 were  952,879 and  502,806,  respectively.  These  shares  were not  included in diluted  EPS  because  they  would  have  been  antidilutive  for such  periods.
Additionally,  options and warrants to purchase  1,000,000 shares for $17.00 per share and 43,715 shares for $14.64 per share,  were outstanding  during all or a portion of the three and nine months ended March 31, 2000, but were not included in the  computation of diluted EPS because the exercise price of the options and warrants was greater than the average market price of the Common Stock.

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

                                                      Three Months Ended    Nine Months Ended
                                                      ------------------    -----------------
                                                                     March 31,
                                                                     ---------
                                                        2001       2000        2001      2000
                                                        ----       ----        ----      ----
Net (loss)                                            $(1,799)   $(2,246)   $(6,520)   $(6,792)
Redeemable Preferred Stock dividends                     (105)      --         (309)      --
                                                      -------    -------    -------    -------
Net (loss) available for common shareholders          $(1,904)   $(2,246)   $(6,829)   $(6,792)
                                                      =======    =======    =======    =======

Weighted average outstanding shares of Common Stock     8,387      7,246      7,742      7,226
                                                      =======    =======    =======    =======
(Loss) per share - Basic and Diluted                  $ (0.23)   $ (0.31)   $ (0.88)   $ (0.94)
                                                      =======    =======    =======    =======

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 3.     LONG-TERM DEBT

         The Company has a $75.0 million amended and restated  revolving  credit facility  with a syndicate  of banks led by  SunTrust  Bank  ("Amended  SunTrust
Facility").  The Amended  SunTrust  Facility  amended and restated the Company's existing $50.0 million  revolving credit facility which had been entered into in
October 1997.  The Amended  SunTrust  Facility  contains  interest  rates and an unused facility fee based on a pricing grid calculated quarterly on total funded debt to  annualized  EBITDA.  The Company is entitled to select the Base Rate or
LIBOR, plus applicable margin, for principal drawings under the Amended SunTrust
Facility.  The applicable  LIBOR margin pursuant to the pricing grid ranges from
2.75% to 3.75%.  The  applicable  Base Rate margin  pursuant to the pricing grid ranges  from  1.25% to  2.25%.  The  applicable  unused  facility  fee is 0.50%.
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

         A total  of $50.7  million  was  outstanding  pursuant  to the  Amended
SunTrust  Facility  with  interest from 8.23% to 8.54% per annum as of March 31,
2001.

         As of March 31,  2001,  the Company  maintained  an interest  rate swap transaction  (the "Swap") with SunTrust  Bank,  Atlanta,  in the amount of $10.0 million (the "Notional Amount").  The effective date of the Swap is September 1,
2000 and it terminates on September 3, 2002.  Pursuant to the Swap,  the Company
pays a fixed rate of 7% per annum and receives a LIBOR-based floating rate.

         In June 1998, the FASB issued  Statement 133 "Accounting for Derivative
Instruments  and Hedging  Activities",  which was later amended by FASB 137. The
Swap  which  is  designated  as a cash  flow  hedge,  is  deemed  to be a highly effective  transaction,  and accordingly,  the cumulative loss on the derivative instrument is reported as a component of other  comprehensive loss. At March 31,
2001, the Company recorded a loss of $0.354 million, representing the difference between mark to market, as other comprehensive expense.

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

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 5.     REDEEMABLE PREFERRED STOCK

         In May  2000,  the  Company  sold  5,000  shares  of its 8%  Cumulative
Convertible  Redeemable Preferred Stock, no par value (the "Redeemable Preferred
Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends  are payable  quarterly  in arrears at the rate of 8% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash,  are added to the
Liquidation Preference.  During the fiscal year ended June 30, 2000, and for the nine  months  ended  March  31,  2001,  the  carrying  amount  (and  Liquidation
Preference)  of the  Redeemable  Preferred  Stock was increased by $50 and $309, respectively,  for dividends accrued.  Shares of the Redeemable  Preferred Stock may be converted  into shares of Common Stock at any time at a conversion  price of $9.47 per share,  which represents a 20% premium to the average closing price of the Common Stock on the Nasdaq  National Market for the 20 trading days prior to May 12, 2000.  In connection  with the sale,  costs in the amount of $65 were charged to paid-in capital.  The Redeemable Preferred Stock shall be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined) of the Company (the date of such redemption being the "Mandatory  Redemption Date")
at an amount equal to the then effective Liquidation Preference plus accrued and unpaid  dividends  thereon from the last dividend  payment date to the Mandatory
Redemption  Date,  plus if the Mandatory  Redemption  Date is on or prior to the fourth anniversary of the issuance of the Redeemable Preferred Stock, the amount of any  dividends  that would have  accrued and been  payable on the  Redeemable
Preferred   Stock  from  the  Mandatory   Redemption  Date  through  the  fourth
anniversary date.

         In addition,  outstanding shares of Redeemable  Preferred Stock vote on an "as  converted  basis" with the holders of the Common Stock as a single class on all matters that the holders of the Common Stock are entitled to vote upon.

NOTE 6.      SHAREHOLDER'S EQUITY

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
TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL
PERSONNEL.  THE FORWARD-LOOKING  STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM
10-Q AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING  STATEMENTS OR TO
UPDATE THE REASONS WHY ACTUAL  RESULTS COULD DIFFER FROM THOSE  PROJECTED IN THE
FORWARD-LOOKING STATEMENTS.

OVERVIEW

         We are the largest  supplier  in the United  States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages.  As of March 31,
2001,  we  operated a national  network  of 93  service  locations  in 45 states servicing  approximately 75,000 bulk and high pressure customers.  Currently 99%
of  fountain  beverage  users in the  Continental  United  States are within our service area.

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
Affected bulk CO2 systems are either removed and reconditioned, or left in place when prospects for a new restaurant at the same location appear likely.  Revenue
growth  is  largely   dependent   on  (1)  the  rate  of  new  bulk  CO2  system
installations, (2) the rate of new product purchase agreements at customers that own their own bulk CO2 systems and (3) price increases.

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

         Since 1990, we have devoted  significant  resources to building a sales and marketing  organization,  adding  administrative  personnel and developing a national  infrastructure  to  support  the  rapid  growth  in the  number of our installed  base  of bulk  CO2  systems.  The  cost  of  this  expansion  and the significant  depreciation  expense of our  installed  network  have  resulted in significant operating losses to date and accumulated net losses of $33.0 million at March 31, 2001.

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
Since our new depot openings have slowed drastically over the last 24 months, on a weighted average basis, we expect that gross margin improvements at our mature depots will accelerate.  We believe that over time many of our service locations are  capable of gross  margins in excess of 60%. At March 31,  2001,  20% of our service locations have gross margins greater than 60% as compared to 14%, a year ago. New service locations typically operate at low or negative gross margins in the early stages and detract  from our highly  profitable  service  locations in mature markets.

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
EBITDA should not be considered as an alternative to, or more  meaningful  than, operating  income or cash flows from  operating  activities as an indicator of a corporation's operating performance.  EBITDA excludes significant costs of doing business and should not be considered in isolation  from GAAP  measures.  EBITDA has grown from $3.7 million in fiscal 1996 to $16.1  million in fiscal 2000,  an average  increase of 46% annually from fiscal 1996 to fiscal 2000. For the three months  ended  March  31,  2001,  EBITDA  was $5.1  million,  or  $20.3  million annualized, the highest for any quarter in our history.

RESULTS OF OPERATIONS

         The  following  table  sets  forth,  for  the  periods  indicated,  the percentage relationship which various items bear to net sales:

                                                                     Three Months Ended  Nine Months Ended
                                                                            March 31,         March 31,
                                                                            ---------         ---------

                                                                        2001     2000       2001     2000
                                                                        ----     ----       ----     ----
            Income Statement Data:

            Net sales ............................................     100.0%    100.0%    100.0%    100.0%
            Cost of products sold ................................      48.5      50.0      49.5      50.2
            Selling, general and administrative expenses .........      21.7      21.8      21.5      21.4
            Depreciation and amortization ........................      25.7      26.5      26.2      27.0
                                                                       -----     -----     -----     -----
            Operating income .....................................       4.1       1.7       2.8       1.4
            Interest expense, net ................................      14.6      16.9      15.9      17.5
                                                                       -----     -----     -----     -----

            Net (loss) ...........................................     (10.5)    (15.2)    (13.1)    (16.1)
                                                                       =====     =====     =====     =====

            Other Data:
            Operating income before depreciation and amortization,
            EBITDA ...............................................      29.8%     28.2%     29.0%    28.4%
                                                                       =====     =====     =====     =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES

         Net sales increased $2.2 million,  or 15.0%, from $14.8 million in 2000 to $17.0 million in 2001. Of the $2.2 million increase,  $1.5 million, or 10.2%, was attributable to increased volume and $0.7 million, or 4.8%, was attributable to increased pricing.

COST OF PRODUCTS SOLD

         Cost of products sold  increased by $0.9 million,  or 11.4%,  from $7.4 million in 2000 to $8.3 million in 2001,  and  decreased as a percentage  of net sales from 50.0% in 2000 to 48.5% in 2001. The dollar  increase is  attributable to our  continued  growth.  CO2  purchases  decreased  by $0.1 million from $1.8 million in 2000 to $1.7 million in 2001 and  decreased  as a  percentage  of net sales from 11.9% in 2000 to 9.8% in 2001.  The  decrease in dollars is primarily
attributable  to  incentive  volume  pricing.   Fully  loaded  operations  wages
increased  by $0.9 million from $2.5 million in 2000 to $3.4 million in 2001 and increased as a percentage  of net sales from 16.6% in 2000 to 20.2% in 2001.  Of the $0.9 million  increased in fully loaded  operations  wages,  $0.3 million is
attributable  to  increased  field  management.   Fully  loaded  truck  expenses
increased  $0.1  million  from $1.4  million in 2000 to $1.5 million in 2001 and decreased as a percentage of net sales from 9.2% in 2000 to 8.6% in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $0.5 million, or 14.6%,  from $3.2 million in 2000 to $3.7 million in 2001, and decreased as a percentage of net sales from 21.8% in 2000 to 21.7% in 2001. The dollar increase is primarily  attributable  to (1) an increase in executive  and  administrative salaries and related  expenses,  (2) an increase in selling  expenses and (3) an increase  in  bad  debt  expense.  Fully  loaded  administrative  and  executive personnel  expense  increased  by $0.1 million from $1.5 million in 2000 to $1.6 million in 2001 and decreased as a percentage of net sales from 10.3% in 2000 to
9.3% in 2001.  Selling  expenses  increased by $0.2 million from $0.5 million in
2000  to $0.7  million  in  2001  and is  primarily  attributable  to  decreased advertising allowances. As a percentage of net sales, selling expenses increased from 3.6% in 2000 to 3.8% in 2001. Bad debt expense  increased $0.4 million from
$0 in 2000 to $0.4 million in 2001 and  increased  as a percentage  of net sales from 0% in 2000 to 2.1% in 2001.

DEPRECIATION AND AMORTIZATION

         Depreciation  and  amortization  increased  by $0.5  million  from $3.9 million in 2000 to $4.4  million in 2001.  As a  percentage  of net sales,  such expenses  decreased from 26.5% in 2000 to 25.7 % in 2001.  Depreciation  expense increased  by $0.3  million  from $2.8  million in 2000 to $3.1  million in 2001 principally  due to the increase in bulk CO2 systems  leased to customers.  As a percentage of net sales,  depreciation  expense  decreased from 18.7% in 2000 to
18.2% in 2001.  Amortization expense increased by $0.1 million from $1.2 million in 2000 to $1.3 million in 2001 primarily due to the increase in amortization of deferred lease acquisition  costs and deferred  charges.  As a percentage of net sales, amortization expense decreased from 7.8% in 2000 to 7.5% in 2001.

OPERATING INCOME

         For the reasons  described  above,  operating  income increased by $0.4 million,  or 171.5%,  from $0.3  million in 2000 to $0.7  million in 2001.  As a percentage of net sales, operating income increased from 1.7% in 2000 to 4.1% in
2001.

INTEREST EXPENSE

         Net  interest  expense  was $2.5  million  in both 2000 and  2001,  and decreased  as a  percentage  of net sales  from  16.9% in 2000 to 14.6% in 2001.
Increased  levels of  long-term  debt were offset by  decreased  interest  rates resulting in interest expense remaining  unchanged.  The percentage  decrease is attributable  to a slowing in the rate of growth of long-tem debt as compared to growth in net sales.

NET LOSS

         For the reasons  described above, net (loss) decreased by $0.4 million, or 19.9%,  from $2.2 million in 2000 to $1.8 million in 2001.  No provision  for income tax  expense in either 2000 or 2001 has been made due to  historical  net losses.

EBITDA

         For the reasons described above, EBITDA,  representing operating income plus  depreciation and amortization,  increased by $0.9 million,  or 21.5%, from
$4.2  million in 2000 to $5.1 million in 2001 and  increased as a percentage  of net sales from 28.2% to 29.8%.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

NET SALES

         Net sales  increased by $7.5 million,  or 17.7%,  from $42.1 million in
2000 to $49.6 million in 2001. Of the $7.5 million  increase,  $5.0 million,  or
11.8%,  was  attributable  to increased  volume and $2.5 million,  or 5.9%,  was attributable to increased pricing.

COST OF PRODUCTS SOLD

         Cost of products sold  increased by $3.3  million,  or 16.0% from $21.2 million in 2000 to $24.5  million in 2001 and  decreased as a percentage  of net sales from 50.2% in 2000 to 49.5% in 2001. The dollar  increase is  attributable to our  continued

growth.  CO2  purchases  increased  by $0.4 million from $5.3 million in 2000 to
$5.7 million in 2001 and  decreased  as a percentage  of net sales from 12.6% in
2000 to 11.5% in 2001.  Fully loaded  operations wages increased by $2.4 million from $7.1 million in 2000 to $9.5 million in 2001 and  increased as a percentage of net sales from 17.0% in 2000 to 19.2% in 2001.  Of the $2.4 million  increase in fully loaded  operations  wages,  $0.6 million is  attributable  to increased field management.  Fully loaded truck expenses  increased $0.6 million from $3.8 million in 2000 to $4.4 million in 2001 and  decreased  as a  percentage  of net sales from 9.0% in 2000 to 8.8% in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased by $1.7 million, or 18.3%, from $9.0 million in 2000 to $10.7 million in 2001, and increased as a percentage of net sales from 21.4% in 2000 to 21.5% in 2001. The dollar increase is primarily  attributable  to (1) an increase in executive  and  administrative salaries and their associated expenses,  (2) an increase in selling expenses and
(3) an increase in bad debt expense.  Fully loaded  administrative and executive personnel  expense  increased  by $0.5 million from $4.3 million in 2000 to $4.8 million in 2001 and  decreased as a percentage  of nets sales from 10.3% in 2000 to 9.7% in 2001. Selling expenses increased by $0.5 million from $1.3 million in
2000  to $1.8  million  in  2001  and is  primarily  attributable  to  decreased advertising allowances. As a percentage of net sales, selling expenses increased from 3.1% in 2000 to 3.6% in 2001.  Bad debt  expense  increased by $0.9 million from $0.1 million in 2000 to $1.0 million in 2001 and  increased as a percentage of net sales, from 0.3% in 2000 to 2.0% in 2001.

DEPRECIATION AND AMORTIZATION

         Depreciation  and  amortization  increased  by $1.6  million from $11.4 million in 2000 to $13.0  million in 2001.  As a percentage  of net sales,  such expenses  decreased  from 27.0% in 2000 to 26.2% in 2001.  Depreciation  expense increased  by $1.2  million  from $8.0  million in 2000 to $9.2  million in 2001 principally  due to the increase in bulk CO2 systems  leased to customers.  As a percentage of net sales,  depreciation  expense  decreased from 18.8% in 2000 to
18.6% in 2001.  Amortization expense increased by $0.4 million from $3.4 million in  2000 to $3.8  million  in 2001  primarily  due to  amortization  related  to deferred  charges and deferred lease  acquisition  costs. As a percentage of net sales, amortization expense decreased from 8.1% in 2000 to 7.7% in 2001.

OPERATING INCOME

         For the reasons  described  above,  operating  income increased by $0.8 million,  or 132.3%,  from $0.6  million in 2000 to $1.4  million in 2001.  As a percentage of net sales, operating income increased from 1.4% in 2000 to 2.8% in
2001.

INTEREST EXPENSE

         Net  interest  expense  increased  by $0.5 million from $7.4 million in
2000 to $7.9 million in 2001 and  decreased  as a  percentage  of net sales from
17.5% in 2000 to 15.9% in 2001. The increase in dollars is  attributable  to the increased  level of  long-term  debt  and  increased  interest  rates in 2001 as compared to 2000. The percentage  decrease is  attributable  to a slowing in the rate  of  growth  of  long-term  debt  as  compared  to  growth  in  net  sales.
Additionally,  a greater  proportion  of our growth is being  funded  through an increase in EBITDA minus interest ("free cash").

NET LOSS

         For the reasons described above, net loss decreased by $0.3 million, or
4.0%, from $6.8 million in 2000 to $6.5 million in 2001. No provision for income tax expense in either 2000 or 2001 has been made due to historical net losses.

EBITDA

         For the reasons described above, EBITDA,  representing operating income plus  depreciation and amortization,  increased by $2.5 million,  or 20.4%, from
$11.9  million in 2000 to $14.4 million in 2001 and increased as a percentage of net sales from 28.4% to 29.0%.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash requirements  consist principally of (1) capital  expenditures associated  with  purchasing  and placing new bulk CO2 systems  into  service at customers' sites; (2) payments of interest on outstanding indebtedness;  and (3)
working capital. Whenever possible, we seek to obtain the use of vehicles, land, buildings,  and other office and service  equipment under operating  leases as a means of conserving  capital.  As of March 31, 2001,  we anticipate  making cash capital  expenditures  of at least  $3.0  million  to $5.0  million  during  the remaining  three  months of fiscal  2001,  primarily  for  purchases of bulk CO2 systems that we expect to place into  service.  Once bulk CO2 systems are placed into service,  we generally  experience positive cash flows on a per-unit basis, as there are minimal  additional  capital  expenditures  required  for  ordinary operations.  In addition to capital  expenditures related to internal growth, we review  opportunities  to acquire bulk CO2 service  businesses,  and may require cash in an amount  dictated  by the  scale  and  terms of any such  transactions successfully concluded.

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

         On May 4, 1999,  we entered into a $75.0  million  amended and restated
revolving  credit  facility  with a  syndicate  of banks  led by  SunTrust  Bank
("Amended  SunTrust  Facility").  The  Amended  SunTrust  Facility  amended  and restated our existing  $50.0 million  revolving  credit  facility which had been entered into in October 1997. The Amended SunTrust  Facility  contains  interest rates and an unused facility fee based on a pricing grid calculated quarterly on total funded debt to annualized  EBITDA. We are entitled to select the Base Rate or the London InterBank  Offering Rate ("LIBOR"),  plus applicable  margin,  for principal  drawings under the Amended  SunTrust  Facility.  The applicable LIBOR margin  pursuant to the pricing grid ranges from 2.75% to 3.75%.  The applicable
Base Rate margin  pursuant to the pricing  grid ranges from 1.25% to 2.25%.  The applicable  unused facility fee pursuant to the pricing grid is 0.50%.  Interest only is  payable  periodically  until the  expiration  of the  Amended  SunTrust
Facility on May 4, 2002,  however, it contains a two year renewal option subject to approval.  Additionally,  it is  collateralized  by substantially  all of our assets.  We are precluded  from declaring or paying any cash  dividends,  except that we may accrue and accumulate, but not pay, cash dividends on the Redeemable
Preferred  Stock. We are also required to meet certain  affirmative and negative covenants,  including  but not limited to financial  covenants.  Pursuant to the
Amended SunTrust Facility,  drawings are limited to availability under a formula predicated upon multiples of EBITDA and gross margin  factors.  At various dates in the past we have been unable to meet certain covenants and have had to obtain waivers or  modifications  of terms from our  lenders.  In  December  2000,  the
Amended SunTrust Facility was amended to adjust a certain financial covenant for the quarter ended December 31, 2000 and prospectively.  Although we believe that we  will  be able  to  comply  with  the  current  provisions  of our  borrowing arrangements,  circumstances  may  result in our  having to  obtain  waivers  or further modifications in the future.

         During the nine months  ended  March 31,  2001,  our capital  resources included cash flows from  operations,  available  borrowing  capacity  under the
Amended SunTrust  Facility and proceeds from the issuance of Common Stock. As of
March 31,  2001,  a total of $50.7  million  was  outstanding  under the Amended
SunTrust Facility with interest at three hundred  twenty-five basis points above the applicable LIBOR (8.23% to 8.54% at March 31, 2001).

         We believe that cash flows from  operations  and  available  borrowings under  the  Amended  SunTrust  Facility  will be  sufficient  to  fund  proposed operations for at least the next twelve months.

         WORKING CAPITAL.  At March 31, 2001, we had positive working capital of
$5.2 million. At June 30, 2000, we had negative working capital of $0.6 million.

         CASH FLOWS FROM OPERATING  ACTIVITIES.  For the nine months ended March
31, 2001 and March 31, 2000, net cash provided by operating  activities was $1.5 million and $9.1  million,  respectively.  The  decrease of $7.6 million in 2001 compared to 2000 is primarily  attributable to the following:  (1)  depreciation and  amortization  of property and equipment  increased  $1.6 million from $11.4 million in 2000 to $13.0 million in 2001,  (2) accounts  payable  decreased $5.7 million in 2001 and  increased  $4.2 million in 2000,  (3) prepaid  expenses and other current  assets  increased $1.8 million in 2001 and increased $1.1 million in 2000,  and (4) trade accounts  receivable  decreased $0.1 million in 2001 and increased $1.0 million in 2000.

         CASH FLOWS FROM INVESTING  ACTIVITIES.  For the nine months ended March
31, 2001 and March 31,  2000,  net cash used in  investing  activities  was $9.1 million  and  $16.7  million,  respectively.  These  investing  activities  were primarily  attributable  to the  installation  and  direct  placement  costs and acquisition of bulk CO2 systems.

         CASH FLOWS FROM FINANCING  ACTIVITIES.  For the nine months ended March
31, 2001 and March 31, 2000,  cash flows provided by financing  activities  were
$7.6 million and $6.2 million, respectively. For the nine months ended March 31,
2001, net cash provided by financing  activities was primarily from the proceeds related to the issuance of Common  Stock of $9.9 million less the net  repayment of long-term debt of $2.1 million. For the nine months ended March 31, 2000, net cash provided by financing  activities  was  primarily  from the net issuance of long-term debt of $6.4 million.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As discussed under  "Management's  Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources" above, as of March 31, 2001, a total of $50.7  million was  outstanding  under the Amended
SunTrust Facility with interest at three hundred  twenty-five basis points above the applicable  LIBOR rate (8.23% to 8.54% at March 31, 2001).  Based upon $50.7 million  outstanding  under the Amended SunTrust Facility at March 31, 2001, our annual interest cost under the Amended SunTrust  Facility would increase by $0.5 million for each one percent increase in LIBOR (i.e., from 9.0% to 10.0%).

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

         The Swap which is  designated  as a cash flow hedge,  is deemed to be a highly  effective  transaction,  and  accordingly,  the  cumulative  loss on the derivative instrument is reported as a component of other comprehensive loss. At
March 31, 2001, we recorded a loss of $0.354 million representing the difference between mark to market, as other comprehensive expense.

PART II.  OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibit No.                     Exhibit
                   -----------                     -------

                   10.1            --        Lease for 2800 S.E.  Market  Place,
                                             Stuart,   Florida,    between   the
                                             Company and Edward M. Sellian.

             (b)   Reports on Form 8-K.

                   (1) No reports on Form 8-K were filed  during the quarter
                   ended March 31, 2001.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                  NuCo2 Inc.

Dated:  May 15, 2001                          By: /s/ Joann Schirripa
                                                  ------------------------------
                                                  Joann Schirripa
                                                  Chief Financial Officer

