Form 10-K
period 2001-06-30
NUCO2 INC /FL
filed 2001-09-28
CIK 947577

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X|      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

                                       OR

[ ]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

            Indicate  by check mark  whether the  Registrant:  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the
Registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No [ ]

            Indicate by check mark if disclosure of delinquent  filers  pursuant to  Item  405 of  Regulation  S-K is  not  contained  herein,  and  will  not be contained,  to the  best of  Registrant's  knowledge,  in  definitive  proxy  or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                                           (CONTINUED NEXT PAGE)

            The  aggregate  market value at September  18, 2001 of shares of the
Registrant's  common  stock,  $.001 par value per share  (based upon the closing price of $9.80 per share of such  stock on the  Nasdaq  National  Market on such date), held by  non-affiliates of the Registrant was approximately  $57,808,000.
Solely for the  purposes  of this  calculation,  shares  held by  directors  and executive  officers of the Registrant have been excluded.  Such exclusion should not be  deemed a  determination  or an  admission  by the  Registrant  that such individuals are, in fact, affiliates of the Registrant.

            At September 18, 2001,  there were  outstanding  8,651,125 shares of the Registrant's common stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The  information  required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the  Registrant's  definitive proxy statement to be filed not later than October 29, 2001 pursuant to Regulation 14A.

                                   NUCO2 INC.

                                      Index
                                                                                   Page
                                                                                   ----

PART I.
Item 1.    Business.                                                                  1
Item 2.    Properties.                                                                7
Item 3.    Legal Proceedings.                                                         8
Item 4.    Submission of Matters to a Vote of Security Holders.                       8

PART II.
Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters.     8
Item 6.    Selected Financial Data.                                                  10
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                                    11
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.               18
Item 8     Financial Statements and Supplementary Data.                              18
Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.                                                     18

PART III.
Item 10.   Directors and Executive Officers of the Registrant.                       18
Item 11.   Executive Compensation.                                                   18
Item 12.   Security Ownership of Certain Beneficial Owners and Management.           18
Item 13.   Certain Relationships and Related Transactions.                           18

PART IV.
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.         18

Signatures                                                                           21
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

          QUICK SERVE RESTAURANTS                              CASUAL/DINNER HOUSES
Arby's                      McDonald's                   Applebee's              Official All Star Cafe
Bumpers Drive-In            Panera Bread Company         Bahama Breeze           Outback Steakhouse
Burger King                 Papa Gino's                  Bertucci's              Perkins Family Restaurants
Captain D's                 Pizza Hut                    Cheesecake Factory      Pizzeria Uno
Carl's Jr.                  Quizno's Classic Subs        Chevy's                 Ponderosa Steak House
Checker's Drive-In          Sbarro                       Chili's                 Red Lobster/Olive Garden
Chick-Fil-A                 Schlotzsky's Deli            Cooker Bar & Grill  Rio Bravo Cantina
Churchs Chicken             Sonic Drive-In               Don Pablo's             Roadhouse Grill
D'Angelo's Sandwich Shop    Steak'n Shake                Friendly's Restaurant   Ruby Tuesday
Dunkin' Donuts              Taco Bell                    Hard Rock Cafe          Ryan's Family Steak House
Hardee's                    Wendy's                      Landry's                Shoney's
KFC                         White Castle                 Longhorn Steakhouse     Spaghetti Warehouse
Krystal                                                  Macaroni Grill

CONTRACT FEEDERS            WHOLESALE CLUBS                  CONVENIENCE/PETROLEUM
ARAmark                     BJ's Wholesale               7-Eleven                Golden Pantry
Compass Group               Costco                       AM/PM                   Pantry Stores
Host Marriott               Sam's Club                   BP/Amoco                Phillips 66
Sodexho Operations                                       Circle K                Racetrac Petroleum
                                                         Coastal Mark            Shell ETD
SPORTS VENUES                                            Conoco                  Spectrum Stores
AMF Bowling Centers                                      Exxon                   Sunshine Jr.
Brunswick Recreation Centers                             E-Z Serve               Tom Thumb
Derby Lane                                               Farm Stores
Georgia Dome
Madison Square Garden                                            MOVIE THEATRES
Pro Player Stadium                                       Litchfield Cinemas      United Artist Cinemas
Raymond James Stadium                                    Loew's Cineplex         Wallace Theatres
Staples Center                                           Regal Cinemas

            We are a  Florida  corporation,  incorporated  in  1990.  Through  a combination of internal  growth and over 30  acquisitions,  we have expanded our service area from one service location and 19 customers in Florida to 93 service locations  and  approximately  71,000 bulk and high pressure CO2 customers in 45 states as of June 30, 2001.  Today,  the majority of our growth is driven by the conversion of high pressure CO2 users to bulk CO2 systems.

                                SERVICE LOCATIONS

                                [OBJECT OMITTED]

            Our bulk CO2 customer  base is highest in Florida,  Texas,  Georgia,
New York and California.

                FIVE STATES WITH LARGEST BULK CO2 CUSTOMER BASE

                                [OBJECT OMITTED]

            Substantially  all of our revenues have been derived from the rental of bulk CO2 systems  installed  at  customers'  sites,  the sale of CO2 and high pressure cylinder revenues.  Revenues have grown from $812,000 in fiscal 1991 to
$67.6 million in fiscal 2001.

                                   NET SALES
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

            We  estimate  there are  currently  approximately  139,000  bulk CO2 beverage users in the United States. Of these,  approximately 69,000 are already our customers.  We also currently service  approximately 2,000 high pressure CO2 customers.  There are approximately  600,000 convertible fountain beverage users in the continental United States suitable for bulk CO2 services.  Therefore, the bulk CO2 industry presents substantial opportunity for growth.

                            TOTAL BEVERAGE CO2 USERS

                                [OBJECT OMITTED]

PRODUCTS AND SERVICES

            We offer our customers two principal services: (1) a stationary bulk
CO2 system  installed on the customer's site and (2) routine filling of the bulk
CO2 system with bulk CO2. The bulk CO2 system  installed  at a  customer's  site consists of a cryogenic  vessel for the storage of bulk CO2 and related  valves, regulators and gas lines.  The cryogenic vessel preserves CO2 in its liquid form and then converts the liquid  product to gaseous CO2, the  necessary  ingredient for beverage carbonation.  Presently, we offer bulk CO2 systems ranging from 300 to 600 lbs. of CO2  capacity.  This range of bulk CO2 system sizes permits us to market our services to a range of potential customers.

            We  typically  enter into a six-year bulk CO2  system  lease and CO2 supply agreement with our customers.  Generally, these agreements are classified as one of two types: (1) "budget plan" service contracts or (2) "rental plus per pound  charge"  contracts.  Under budget plan  contracts,  customers pay a fixed monthly  charge for the lease of a bulk CO2 system  installed on the  customer's site and refills of bulk CO2.  The bulk CO2 is  included  in the monthly  rental charge  up  to a  predetermined  maximum  annual  volume.  This  arrangement  is appealing to the customer  since we bear the initial cost of the  equipment  and installation,  with the customer  paying a predictable  and modest monthly usage fee. If the maximum annual volume of CO2 is exceeded, the customer is charged on a per pound basis for additional bulk CO2 delivered. Under rental plus per pound charge  contracts,  we also  lease a bulk CO2  system to the  customer,  but the customer  is charged on a per pound basis for all bulk CO2  delivered.  Although the bulk CO2 system is typically  owned by us and leased to the  customer,  some customers own their own bulk CO2 systems. Even with customers that own their own bulk CO2 systems, we seek to arrange for long-term bulk CO2 supply contracts.

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

            We also supply high pressure gases in cylinder form,  including CO2, helium and nitrogen.  We estimate that we currently service  approximately 2,000 stand-alone high pressure CO2 customers, most of whom are very low volume users.
Helium and nitrogen are supplied mostly to existing customers in connection with filling balloons and dispensing beer, respectively.

            We have an agreement with The Coca-Cola Company  ("Coca-Cola")  that establishes a framework to develop a strategic alliance between us for providing
Coca-Cola's  fountain  customers  in the United  States with quality CO2 and CO2 dispensing systems, technology and services that are superior to that which have thus far been available.

            The framework for the strategic  alliance was  established  in March
2000. With the first phase of the program successfully  completed,  phase two is now being  implemented  and a business  plan is being  developed  jointly by the companies  that will address  far-reaching  aspects of the  strategic  alliance, including,  but not limited to, sales and marketing  efforts,  service,  product quality,  carbonation  process monitoring and coordination of all aspects of the business process.

            The  agreement  contemplates  that  we will  be the  sole  preferred provider  of bulk  CO2 to  Coca-Cola's  customers.  We will  jointly  develop  a differentiated  CO2 marketing  program to be used  exclusively  for  Coca-Cola's customers.

MARKETING AND CUSTOMERS

            At June 30,  2001,  we serviced  approximately  71,000 bulk and high pressure CO2 customers,  none of which  accounted for more than 2% of our fiscal
2001 net sales.  We market our bulk CO2 products and services to large customers such as restaurant and convenience store chains, movie theater operators,  theme parks,  resorts  and sports  venues.  Our  customers  include  most of the major national and regional  chains  throughout the United  States.  We approach large chains on a corporate  or regional  level for  approval to become the  exclusive supplier  of bulk CO2  products  and  services  on a national  basis or within a designated territory. We then direct our sales efforts to the managers or owners of the individual or franchised  operating units. Our  relationships  with chain customers in one geographic  market frequently help us to establish service with these same chains when we expand into new  markets.  After  accessing  the chain accounts in a new market,  we attempt to rapidly  build route density by leasing bulk CO2 systems to independent  restaurants,  convenience  stores and theaters.
Our  products  and  services  are sold by a sales  force of 41  commission  only independent sales representatives and 32 salaried sales personnel.

COMPETITION

            We are the  largest  and the  sole  national  supplier  of bulk  CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages.  In many of our markets, we are a leading or the dominant supplier of bulk CO2 services.

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

            We offer a wide range of  innovative  sales,  marketing  and billing programs. We believe that our ability to compete depends on a number of factors,
including   product  quality,   availability  and   reliability,   price,   name
recognition,  delivery  time and  post-sale  service  and  support.  Despite the customer-level  advantages of bulk CO2 systems over high pressure cylinders,  we generally price our services comparably to the price of high pressure cylinders.
This has proved an effective  inducement to cause customers to convert from high pressure cylinders to bulk CO2 systems. We believe that we enjoy advantages over our  competitors  due to the density of our route  structure and a lower average time and distance  traveled  between stops.  Each bulk CO2 system serviced by us has a label with a  toll-free  help line for the  customer's  use. We respond to service calls on a 24-hour,  7-day-a-week basis, and the experience level of our personnel  aids  in the  resolution  of  equipment  failures  or  other  service interruptions,  whether or not caused by our equipment.  Recognizing  the public visibility  of our  customers,  we  carefully  maintain  the  appearance  of our vehicles and the professional image of our employees.

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
Industrial gas distributors  generally have been reluctant to attempt to convert their high pressure  cylinder  customers to bulk CO2 systems for several reasons including  the capital  outlays  required  to purchase  bulk CO2 systems and the idling of existing  high  pressure  cylinders and  associated  equipment.  Other competitors  in the  fountain  beverage  CO2 business  include  fountain  supply companies and  distributors  of restaurant  supplies and  groceries,  which vary greatly in size.  There are also a number of small  companies  that provide bulk
CO2 services that operate on a local or regional geographic scope. While many of these  suppliers  lack the  capital  necessary  to offer  bulk  CO2  systems  to customers on lease,  suppliers  vary widely in size and some of our  competitors have significantly  greater financial,  technical or marketing resources than we
do.

OPERATIONS

            At June 30, 2001, we operated 93 service  locations  (74  stationary depots and 19 mobile  depots)  located  throughout our 45 state service area and operated 157 specialized  bulk CO2 trucks,  87 technical  service vehicles and 2 high pressure cylinder delivery trucks.  Each specialized bulk CO2 truck refills bulk CO2  systems  at  customers'  sites on a  regular  cycle  and CO2  delivery quantities  are measured by flow meters  installed on the bulk CO2 trucks.  Each stationary  depot is equipped with a storage tank (up to 40 tons) which receives bulk CO2 from large capacity tanker trucks and from which our  specialized  bulk
CO2  trucks  are  filled  with  bulk  CO2 for  delivery  to  customers.  In most instances,  the bulk CO2  system at a  customer's  site is  accessible  from the outside  of the  establishment  and  delivery  of bulk CO2 does  not  cause  any interference  with the  operations  of the  customer.  All  dispatch and billing functions are conducted from our corporate headquarters in Stuart, Florida, with route  drivers,  installers  and service  personnel  operating  from our service locations.

            Implementation    of   our    Intelligent    Distribution    System,
AccuRoute(TM), is well underway. AccuRoute(TM) includes these core components:

            Portable Account Link (PAL)

            This  is  our  mobile  information  system  for  use  in  our  field operations.  The system  utilizes a hand held device to provide field  personnel with up to date delivery route and customer account  information and also serves as an input source to record all delivery transaction information.  PAL has been operational since the spring of calendar 2000.

            Scheduling System

            This complex  system  analyzes a customer's CO2 usage and determines the optimal  delivery  time for a customer,  considering  both  maximum  payload delivery and customer safety stock.  The foundation of the scheduling  system is the  delivery  information  gathered by the PAL system.  The  scheduling  system utilizes sophisticated computer algorithms that consider:

            1.    Tank size
            2.    Delivery history
            3.    Seasonal factors
            4.    Safety margins

            The scheduling system determines a daily usage rate, that along with tank size and last delivery  date,  is used to determine  when a tank will reach its  optimal  re-order  (delivery)  date.  As a  general  rule,  deliveries  are scheduled once a tank reaches 30% of capacity to allow ample safety stock.

            The scheduling system was first deployed during the fall of calendar
2000. Now, with the assistance of key logistics and distribution  personnel from a third party consultant,  the scheduling system is being significantly  refined and enhanced.

            The  scheduling  system  will  provide  a  significant   benefit  to
customers  and us.  Customers  will be further  assured of a ready supply of CO2 because  deliveries  will be  made  based  on  consumption  rather  than a fixed schedule.  We will be able to minimize  delivery  frequency and maximize payload delivery,  thus making the  distribution  system  operate in a highly  efficient manner.  Ultimately, the scheduling system will allow us to enhance the level of service to our customers and exceed their expectations.

            Route Optimization

            The route optimization system will produce efficient delivery routes to minimize time and distance traveled between  deliveries.  We expect that this will  significantly  improve the levels of service to our  customers by enabling our  drivers to deliver  more stops in less  time.  With the  assistance  of key logistics  and  distribution  personnel  from a third  party  consultant,  route optimization  is expected to enter initial  testing  during the fall of calendar
2001 with full deployment in calendar 2002.

            Mobile Fleet Communication and Tracking

            This system will allow for  real-time,  two-way text  messaging with the delivery fleet regardless of a vehicle's  position  anywhere in the country.
In addition,  the position of every  delivery  vehicle will be received at least once per hour. The position  information  will be used in  conjunction  with our dispatch system and route optimization system to allow dispatchers to assign and transmit  unscheduled  deliveries  to  the  nearest  delivery  vehicle.  We  are presently testing several vendors' systems and expect to make a selection during the fall of calendar 2001.  Implementation should be completed in early calendar
2002.

            Remote Tank Monitoring

            This system will provide  readings of CO2 pressure and volume either on demand by polling the monitor on the tank or will  automatically  generate an alert when a  predetermined  set point is reached.  We envision that this system will  especially  benefit those  customers that  experience  large swings in CO2 usage, such as theaters,  sports venues and seasonal customers. We are presently reviewing  remote tank  monitoring  alternatives  with our  strategic  partners,
Coca-Cola  and The BOC Group,  Inc.,  and a major  supplier of bulk CO2 systems,
Chart  MVE.  We  expect  that we will  begin  initial  testing  of  remote  tank monitoring before the end of calendar 2001.

            Web Interface

            Customers  will be  able to log on to a Web  site  and  among  other things,  maintain their accounts,  review account balances and delivery history, as well as scheduled  deliveries,  and place orders or request special  service.
The Web Interface will enter development before the end of calendar 2001.

BULK CO2 SUPPLY

            Bulk CO2 is currently a readily available  commodity product,  which is processed  and sold by various  sources.  In May 1997, we entered into a ten-
year bulk CO2 requirements  contract with The BOC Group, Inc., the multinational industrial  gases company,  that provides a stable supply of high quality CO2 at competitive  prices.  In addition,  the  agreement  provides  that if sufficient quantities  of bulk CO2  become  unavailable  for any  reason,  we will  receive treatment as a preferred customer.

BULK CO2 SYSTEMS

            We purchase new bulk CO2 systems from the two major manufacturers of such  systems  and we  believe  that we are the  largest  purchaser  of bulk CO2 systems  from these  manufacturers  combined.  We  currently  purchase  bulk CO2 systems in four sizes (300, 400, 450 or 600 lbs. bulk CO2 capacity) depending on the needs of our  customers.  Bulk CO2 systems are vacuum  insulated  containers with extremely high insulation  characteristics  allowing the storage of CO2, in its liquid form, at very low  temperatures.  Bulk CO2 systems  operate under low
pressure,  are  fully  automatic,   and  require  no  electricity.   Based  upon
manufacturers'  estimates,  the service life of a bulk CO2 system is expected to exceed 20 years with minimal  maintenance.  We maintain an adequate inventory of bulk CO2 systems to meet expected customer demand.

EMPLOYEES

            At June 30, 2001, we employed 535 full-time  employees,  213 of whom were involved in management,  sales or customer support,  242 of whom were route drivers and 80 of whom were in  technical  service  functions.  We consider  our relationship with our employees to be good.

TRADEMARKS

            We market our services using the NuCo2(R)  trademark  which has been registered by us with the United States Patent and Trademark Office. The current registration expires in 2007.

SEASONALITY

            At June 30,  2001,  approximately  14,000 of our bulk CO2  customers were billed under rental plus per pound charge contracts or by the pound for all bulk CO2 delivered. Customers who purchase bulk CO2 by the pound tend to consume less CO2 in the winter months and our revenues to such customers will be correspondingly lower in times of cold or inclement weather.

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

2.          PROPERTIES.

            Our  corporate  headquarters  are  located in a 32,000  square  foot rented facility in Stuart, Florida that accommodates corporate,  administrative, marketing,  sales and  warehouse  space.  At June 30,  2001,  we also  rented 74 stationary service locations  throughout 45 states.  These facilities are rented on terms  consistent with market  conditions  prevailing in the area. We believe that our  existing  facilities  are  suitable  for our  current  needs  and that additional or replacement  facilities,  if needed,  are available to meet future needs.

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

5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            Our Common  Stock  trades on the Nasdaq  National  Market  under the symbol "NUCO".  The following  table  indicates the high and low sale prices for our Common  Stock for each  quarterly  period  during  fiscal 2000 and 2001,  as reported by the Nasdaq National Market.

CALENDAR 1999                               HIGH                    LOW
-------------                               ----                    ---
Third Quarter                            $  9.375                $  5.000
Fourth Quarter                             17.000                   5.500

CALENDAR 2000
-------------
First Quarter                            $ 17.750                $ 10.500
Second Quarter                             13.750                   5.500
Third Quarter                               9.000                   6.031
Fourth Quarter                              8.375                   5.031

CALENDAR 2001
-------------
First Quarter                           $  13.875                $  7.563
Second Quarter                             15.800                  11.125

            At  September  19,  2001,  there were  approximately  200 holders of record of our Common Stock, although there is a much larger number of beneficial owners.

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

            On May  15,  2000,  we  sold  5,000  shares  of  our  8%  Cumulative
Convertible  Preferred Stock to J.P. Morgan  Partners  (BHCA),  L.P., a Delaware
limited partnership,  for an aggregate consideration of $5.0 million in reliance upon the exemption  provided by Section 4(2) of the  Securities  Act of 1933, as amended.  Shares  of  the  8%  Cumulative  Convertible  Preferred  Stock  may be
converted  into shares of our Common Stock at any time at a conversion  price of
$9.47 per share,  which represents a 20% premium to the average closing price of the Common Stock on the Nasdaq  National Market for the 20 trading days prior to
May 12, 2000. No underwriting discounts or commissions were paid.

            On December 7, 2000, we sold 1,111,111 shares of our Common Stock to
The BOC Group, Inc., a Delaware corporation ("BOC"), for aggregate consideration of $10.0 million in reliance upon the exemption  provided by Section 4(2) of the
Securities  Act of 1933, as amended.  No  underwriting  discounts or commissions were paid. In addition, the warrant previously held by BOC to purchase 1,000,000 shares of Common Stock was reduced to 400,000 shares.

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

                                                                           FISCAL YEAR ENDED JUNE 30,
                                                                           --------------------------
                                                             2001         2000*        1999*        1998*         1997*
                                                             ----         ----         ----         ----          ----
                                                             (in thousands, except per share amounts and Operating Data)
INCOME STATEMENT DATA:
Net sales .............................................   $  67,633    $  57,951    $  47,098    $  35,077    $  18,944
Cost of products sold .................................      32,830       28,183       24,287       18,178        8,749
Selling, general and administrative expenses ..........      17,715       12,734       10,382        9,296        5,808
Depreciation and amortization .........................      17,475       15,501       12,763        8,912        4,246
Loss on asset disposal ................................       4,891          901        1,110          500          294
                                                          ---------    ---------    ---------    ---------    ---------

Operating (loss) income ...............................      (5,278)         632       (1,444)      (1,809)        (153)
Interest expense, net .................................      10,207       10,015        7,489        3,639         (680)
                                                          ---------    ---------    ---------    ---------    ---------
Loss (income) before extraordinary item ...............     (15,485)      (9,383)      (8,933)      (5,448)         527
Extraordinary item ....................................        --           --           --            187         --
                                                          ---------    ---------    ---------    ---------    ---------
Net (loss) income .....................................   $ (15,485)   $  (9,383)   $  (8,933)   $  (5,635)   $     527
                                                          =========    =========    =========    =========    =========
Loss (income) per common share before
     extraordinary item ...............................   $   (2.01)   $   (1.30)   $   (1.24)   $   (0.75)   $     .07
Extraordinary item ....................................        --           --           --          (0.03)        --
                                                          ---------    ---------    ---------    ---------    ---------
Net (loss) income per common share ....................   $   (2.01)   $   (1.30)   $   (1.24)   $   (0.78)   $     .07
Weighted average shares outstanding ...................       7,926        7,238        7,217        7,210        7,318
*Restated to conform to current year's classifications
OTHER DATA:
EBITDA (1) ............................................   $  12,197    $  16,133    $  11,319    $   7,103    $   4,093
OPERATING DATA:
Company owned bulk CO2 systems serviced
     Beginning of period ..............................      58,000       50,395       39,295       21,919       12,884
     New installations, net ...........................       2,000        7,605       11,100        9,446        5,817
     Acquisitions .....................................        --           --           --          7,930        3,218
                                                          ---------    ---------    ---------    ---------    ---------
Total company owned bulk CO2 systems serviced..........      60,000       58,000       50,395       39,295       21,919
Customer owned bulk CO2 systems serviced ..............       9,000       10,000        8,605        6,800        4,800
                                                          ---------    ---------    ---------    ---------    ---------
Total bulk CO2 systems serviced .......................      69,000       68,000       59,000       46,095       26,719
Total high pressure CO2 customers .....................       2,000        5,000        6,000        9,000        2,000
                                                          ---------    ---------    ---------    ---------    ---------
Total customers .......................................      71,000       73,000       65,000       55,095       28,719
Stationary depots .....................................          74           70           69           63           38
Mobile depots .........................................          19           21           15            2            0
Bulk CO2 trucks .......................................         157          158          166          150           83
Technical service vehicles ............................          87           95           86           76           36
High pressure cylinder delivery trucks ................           2            7            7           17            1

BALANCE SHEET DATA:
Cash and cash equivalents .............................   $     626    $     279    $   1,579    $     337    $  11,673
Total assets ..........................................     137,582      148,549      141,630      124,498       73,344
Total debt (including short-term debt) ................      87,346       92,082       82,461       59,328        9,546
Redeemable preferred stock ............................       5,466        5,050         --           --           --
Total shareholders' equity ............................      33,982       38,240       47,733       55,643       60,702

-------------------

(1)     EBITDA   represents   operating  income  (loss)  plus  depreciation  and
        amortization.  Information  regarding EBITDA is presented because of its use by  certain  investors  as  one  measure  of a company's  ability to generate cash flow.  EBITDA should not be considered an alternative  to, or more meaningful  than,  operating income or cash flows from operating activities as an indicator of a company's operating performance.

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
TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL
PERSONNEL.  THE FORWARD-LOOKING  STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM
10-K AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING  STATEMENTS OR TO
UPDATE THE REASONS WHY ACTUAL  RESULTS COULD DIFFER FROM THOSE  PROJECTED IN THE
FORWARD-LOOKING STATEMENTS.

OVERVIEW

            We are the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain  beverages.  As of June 30,
2001,  we  operated a national  network  of 93  service  locations  in 45 states servicing approximately 71,000 bulk and high pressure customers.  Currently, 99%
of  fountain  beverage  users in the  continental  United  States are within our present service area. Historically,  due to a combination of internal growth and acquisitions,  we have  experienced  high levels of growth in terms of number of customers  and net sales,  averaging 30% to 40% per year from 1998 through 2001.
Today,  the majority of our growth is internal  resulting from the conversion of high pressure CO2 users to bulk CO2 systems.

            During the fiscal year ended June 30, 2001, we  deliberately  slowed new customer  contract  signings and the related  installation  rate of bulk CO2 systems. This decision was made to enable us to focus on improving our operating effectiveness in order to better position us for future growth. We decentralized service  location  management from our  headquarters  in Stuart,  Florida to the depot  locations  themselves  and in connection  with this decision hired 18 new full-time  depot  managers.  This slowed our gross  margin  improvement  plan in fiscal 2001,  although it is  anticipated  to enhance it in the future.  We also devoted significant resources to developing and implementing our new Intelligent
Distribution   System  to  improve  our  productivity  and  better  service  our customers.  The result of this decision was that our revenue  growth slowed from prior years although still remained strong. In addition, the ramp down in growth enabled our sales force to  concentrate  on signing  higher margin new customers
and  resigning  existing   customers  at  increased  rates.   Because  of  these
initiatives, we feel that we will be ready to accelerate our growth in the later half of fiscal 2002.

            We believe that our future revenue growth, gains in gross margin and profitability  will be dependent upon (i) increases in route density in existing markets and the expansion and  penetration of bulk CO2 system  installations  in new market  regions,  both resulting from  successful  ongoing  marketing,  (ii)
improved  operating  efficiencies  and (iii)  price  increases.  New  multi-unit
placement   agreements   combined  with   single-unit   placements   will  drive
improvements in achieving route density. Our success in reaching multi-placement agreements is due in part to our national  delivery  system.  We maintain a "hub and spoke" route structure and establish additional  stationary bulk CO2 service locations as service areas expand through geographic growth. Our entry into many states was  accomplished  largely through the  acquisition of businesses  having thinly  developed route networks.  We expect to benefit from route  efficiencies and other  economies  of scale as we build  our  customer  base in these  states through  intensive  marketing  initiatives.  Greater density should also lead to enhanced  utilization  of  vehicles  and other  fixed  assets and the ability to spread fixed marketing and administrative costs over a broader revenue base.

             Generally,  our experience  has been that as our service  locations mature their gross profit  margins  improve as a result of their volume  growing while fixed costs remain essentially unchanged.  New service locations typically operate at low or negative  gross  margins in the early  stages and detract from our highly profitable service locations in mature markets.  For the three months ended June 30,  2001,  fourteen of our service  locations  had gross  margins in excess  of 60%.  Fiscal  2001 has been a year of  transition  for us in which we achieved significant progress in better positioning ourselves for the next phase of growth. We focused on improving operating effectiveness, increasing price and strengthening  management.  We anticipate that these initiatives will contribute positively to all areas of our Company.

GENERAL

            Substantially  all of our revenues have been derived from the rental of bulk CO2 systems  installed  at  customers'  sites,  the sale of CO2 and high pressure  cylinder  revenues.  Revenues  have grown from $18.9 million in fiscal
1997 to $67.6 million in fiscal 2001. We believe that our revenue base is stable due to the existence of long-term  contracts with our customers  which generally roll-over  with a  limited  number  expiring  without  renewal  in any one year.
Revenue  growth  is  largely  dependent  on (1) the rate of new bulk CO2  system installations,  (2) the growth in bulk CO2 sales at (i) customers  having rental plus per pound charge  contracts  and (ii)  customers who own their own bulk CO2 systems, and (3) price increases.

            Cost of products  sold is comprised of  purchased  CO2,  vehicle and service location costs associated with the storage and delivery of CO2. Selling, general and administrative expenses consist of wages and benefits,  dispatch and
communications   costs,   as  well  as  expenses   associated   with  marketing,
administration,  accounting and employee  training.  Consistent with the capital intensive  nature  of  our  business,  we  incur  significant  depreciation  and amortization expenses.  These stem from the depreciation of our bulk CO2 systems
and  related  installation  costs,   amortization  of  sales  commissions,   and
amortization of goodwill, deferred financing costs and other intangible assets.

            With  respect  to bulk CO2  systems,  we  capitalize  costs that are associated  with specific  installations  of such systems with  customers  under noncancelable  contracts  and which would not be incurred  but for a  successful placement. All other service, marketing and administrative costs are expensed as incurred.

            We believe that earnings before  interest,  taxes,  depreciation and amortization  ("EBITDA") is one of the principal  financial measures by which we should be measured as we continue to achieve  national  market  presence  and to build route density.  Information  regarding EBITDA is presented  because of its use by certain  investors as one measure of a corporation's  ability to generate cash  flow.  EBITDA  should  not be  considered  as an  alternative  to, or more meaningful than,  operating income or cash flows from operating activities as an indicator of a company's  operating  performance.  EBITDA  excludes  significant costs of doing  business and should not be  considered  in  isolation  from GAAP measures.

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base  of bulk  CO2  systems.  The  cost  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in significant  operating  losses to date and accumulated net losses of
$42.0 million at June 30, 2001.

RESULTS OF OPERATIONS

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship, which the various items bear to net sales:

                                                   Fiscal Year Ended June 30,
                                                 2001       2000*     1999*
                                                 ----       ----      ----
Income Statement Data:
Net sales ..................................     100.0%    100.0%    100.0%
Cost of products sold ......................      48.6      48.6      51.6
Selling, general and administrative expenses      26.2      21.9      22.0
Depreciation and amortization ..............      25.8      26.8      27.1
Loss on asset disposal .....................       7.2       1.6       2.4
                                                 -----     -----     -----
Operating (loss) income ....................      (7.8)      1.1      (3.1)
Interest expense, net ......................      15.1      17.3      15.9
                                                 -----     -----     -----
Net (loss) income...........................     (22.9)%   (16.2)%   (19.0)%
                                                 =====     =====     =====
Other Data:
   EBITDA ..................................      18.0%     27.8%     24.0%
                                                 =====     =====     =====

*Restated to conform to current year's classifications.

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

            Net Sales

            Net sales  increased $9.6 million,  or 16.7%,  from $58.0 million in
2000 to $67.6 million in 2001. Of the $9.6 million  increase,  $4.8 million,  or
50.0% was  attributable  to  increased  volume  and $4.8  million,  or 50.0% was attributable  to increased  pricing.  The volume  increase in 2001 was primarily realized as a result of having a full year's  revenue from  customers who signed contracts with us during 2000.  During 2001, we moderated our growth to focus on improving our operating efficiencies and strengthening  management and to enable our  sales  force to focus on  enhancing  pricing  initiatives  for both new and renewal contracts in order to better position us for future growth.

            Cost of Products Sold

            Cost of products sold increased $4.6 million,  or 16.5%,  from $28.2 million in 2000 to $32.8  million in 2001,  and as a percentage of net sales was
48.6% in both 2000 and 2001.  CO2  purchases  increased  $0.5  million from $7.1 million in 2000 to $7.6 million in 2001, while decreasing as a percentage of net sales from 12.2% in 2000 to 11.2% in 2001. The dollar  increase is  attributable to  increased  purchases  of CO2,  offset  by lower per  pound  costs,  based on increased volume purchases, and the percentage decrease is attributable to lower costs per pound.  Operations  wages and benefits  increased by $3.3 million from
$9.8 million in 2000 to $13.1  million in 2001 and  increased as a percentage of net sales  from  17.0% in 2000 to 19.4% in 2001.  The  increases  are  primarily attributable to increased field  management  personnel to enhance the management of our  depots  locally  and the  temporary  reassignment  of a  portion  of our installers'  responsibilities to other operational activities during this slower growth period. We will continue to increase field management personnel in fiscal
2002.  In  addition,  the  implementation  of our new  Intelligent  Distribution
System   ("AccuRoute(TM)"),  had an initial negative impact on our gross margin.
Although  AccuRoute(TM)  enables  us to make  less  frequent  deliveries  to our customers  and should have resulted in an immediate  cost  savings,  many of our customers  perceived  that they were getting low on gas and called for immediate deliveries.  Thus,  we  incurred  additional  expenses,  as we made  unscheduled deliveries to these  accounts.  We believe,  that as our  customers  become more aware of our new delivery schedule, this problem will not reoccur in the future.
In 2001, we also experienced increased driver turnover. Truck expenses increased
$0.8 million from $5.2 million in 2000 to $6.0 million in 2001 while  decreasing as a percentage of sales from 9.0% in 2000 to 8.8% in 2001. The dollar  increase is primarily attributable to increased fuel costs and insurance.

            Selling, General and Administrative Expenses

            Selling,  general and administrative expenses increased $5.0 million from  $12.7  million  in 2000 to $17.7  million  in  2001,  and  increased  as a percentage  of net sales from 21.9% in 2000 to 26.2% in 2001.  The  increase  is primarily  attributable  to  increases  in bad  debt  expense  and  in  selling, executive and  administrative  wages and benefits and a decrease in  advertising allowances  from the prior year.  Bad debt expense  increased  $2.7 million from
$0.4 million in 2000 to $3.1 million in 2001. As a percentage of net sales,  bad debt  expense  increased  from  0.8% in 2000 to 4.5% in 2001.  The  increase  is
primarily   attributable   to   increased   reserves   due  to   the   potential
uncollectibility  of certain accounts  receivable that came to light as a result of several issues in the billing and cash application areas. We believe that the factors that gave rise to these  issues have been  addressed in order to prevent their reoccurrence in the future.  Selling,  executive and administrative  wages and benefits increased $1.9 million from $7.8 million in 2000 to $9.7 million in
2001,  and increased as a percentage of net sales from 13.5% in 2000 to 14.4% in
2001. The increase is primarily  attributable to increased costs associated with the hiring of our new management  team.  These costs include  wages,  relocation expenses,  recruiting fees and a signing bonus. Advertising allowances decreased
$0.7 million from $0.8 million in 2000 to $0.1 million in 2001, and decreased as a percentage of net sales from 1.5% in 2000 to 0.2 % in 2001.  The decrease is a result  of lower  advertising  allowances  from our tank  manufacturers,  due to decreased levels of purchases,  consistent with our planned slower growth during
2001.

            Depreciation and Amortization

            Depreciation  and  amortization  increased  $2.0  million from $15.5 million in 2000 to $17.5  million in 2001.  As a percentage  of net sales,  such expense  decreased  from  26.8% in 2000 to 25.8% in 2001.  Depreciation  expense increased  $1.5  million  from $10.8  million  in 2000 to $12.3  million in 2001 principally  due to the increase in bulk CO2 systems  leased to  customers.  The increase  in  2001  is  partially  attributable  to  us  having  a  full  year's deprecation  in 2001 for  customers who signed  contracts  with us in 2000. As a percentage of net sales,  depreciation  expense  decreased from 18.8% in 2000 to
18.2% in 2001.  Amortization expense increased by $0.5 million from $4.7 million in 2000 to $5.2 million in 2001 primarily due to the increase in amortization of deferred lease acquisition  costs and deferred  charges.  As a percentage of net sales, amortization expense decreased from 8.0% in 2000 to 7.6% in 2001.

            Loss On Asset Disposal

            Loss on asset  disposal  increased $4.0 million from $0.9 million in
2000 to $4.9 million in 2001 and as a percentage  of net sales,  increased  from
1.6% in 2000 to 7.2% in 2001. The dollar  increase is primarily  attributable to write-downs on fixed assets.  During the fourth quarter,  we decided to focus on the  placement  of  larger  tanks on a  prospective  basis  in order to  enhance margins.  We adopted a plan to discontinue the  installation of 50 and 100 pound tanks and to dispose of the 50 and 100 pound  tanks  held for  installation;  in connection  therewith,  a loss of $1.2 million was recorded.  In addition, in an effort to improve asset control and utilization, write-offs of $1.8 million were recorded,  as we adopted a more  conservative  approach of immediately  removing tanks upon service termination, compared to the prior practice of leaving a tank in place when prospects for a new customer at the same location appeared likely.
We also  wrote-down  to net  realizable  value  excess  tank bodies for our bulk
trucks,  many  of  which  were  obsolete  due  to  capacity  requirements,   and
high-pressure  cylinders.  We recorded  charges of $0.8 million  associated with these write-downs.

            Operating (Loss) Income

            For the reasons described above, the operating loss was $5.3 million or 7.8% of net sales, in 2001 compared to operating  income of $0.6 million,  or
1.1% of net sales, in 2000.

            Interest Expense, net

            Interest  expense,  net increased $0.2 million from $10.0 million in
2000 to $10.2  million in 2001,  and decreased as a percentage of net sales from
17.3% in 2000 to 15.1% in 2001.  Increased  levels of long-term debt, on average through 2001, were partially  offset by the favorable rate environment in effect during the latter half of the year.

            Net Loss

            For the reasons described above, the net loss increased $6.1 million or 65.0%,  from $9.4 million in 2000 to $15.5 million in 2001. No provisions for income tax  expense in either 2000 or 2001 has been made due to  historical  net losses.  At June 30, 2001, we had net operating loss  carryforwards  for federal income tax  purposes of $86.5  million,  which are  available  to offset  future federal taxable income, if any, in varying amounts through June 2021.

            EBITDA

            For the reasons described above, EBITDA decreased from $16.1 million in 2000 to $12.2 million in 2001. As a percentage of net sales, EBITDA decreased from 27.8% in 2000 to 18.0% in 2001.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999
(Restated to conform to current year's classifications.)

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

            Cost of Products Sold

            Cost of products  sold  increased by $3.9  million,  or 16.0%,  from
$24.3 million in 1999 to $28.2 million in 2000, and decreased as a percentage of net  sales  from  51.6%  in 1999 to  48.6%  in  2000.  The  dollar  increase  is attributable  to our continued  growth and the percentage  decrease is primarily attributable to our increased route densities.  Bulk CO2 purchases  increased by
$0.8 million from $6.3 million in 1999 to $7.1 million in 2000 and  decreased as a percentage of net sales from 13.4% in 1999 to 12.2% in 2000.  Operations wages and benefits increased by $1.5 million from $8.2 million in 1999 to $9.7 million in 2000 and  decreased as a percentage  of net sales from 17.5% in 1999 to 16.8%
in 200.  Truck  expenses  increased by $1.1 million from $4.2 million in 1999 to
$5.3 million in 2000 and  increased  as a  percentage  of net sales from 9.0% in
1999 to 9.1% in 2000. Depot overhead expense increased by $0.1 million from $2.2 million in 1999 to $2.3 million in 2000 and  decreased  as a  percentage  of net sales from 4.7% in 1999 to 3.9% in 2000.

            Selling, General and Administrative Expenses

            Selling,  general  and  administrative  expenses  increased  by $2.3 million,  or 22.7%,  from $10.4  million in 1999 to $12.7  million in 2000. As a percentage of net sales, selling, general and administrative expenses were 22.0%
in 1999 and 21.9% in 2000. The dollar increase is primarily  attributable to the growth in the number of marketing and administrative personnel and their related
expenses  and  an  increase  in  telephone  expense.   Selling,   executive  and
administrative wages and benefits increased by $1.1 million from $6.7 million in
1999 to $7.8 million in 2000,  and  decreased as a percentage  of net sales from
14.2% in 1999 to 13.5% in 2000.  The  percentage  decrease  is  attributable  to increased  efficiencies.  Telephone  expense  increased  $0.4  million from $0.8 million in 1999 to $1.2 million in 2000 and is attributable to the  introduction of a new mobile information system for use in our field operations.

            Depreciation and Amortization

            Depreciation and  amortization  increased by $2.7 million from $12.8 million in 1999 to $15.5  million in 2000.  As a percentage  of net sales,  such expense  decreased  from 27.1% in 1999 to 26.8 % in 2000.  Depreciation  expense increased by $2.1  million  from $8.7  million in 1999 to $10.8  million in 2000 principally  due to the increase in bulk CO2 systems  leased to customers.  As a percentage of net sales,  depreciation  expense  increased from 18.6% in 1999 to
18.7% in 2000.  Amortization expense increased by $0.6 million from $4.1 million in 1999 to $4.7 million in 2000 primarily due to the increase in amortization of deferred lease acquisition  costs and deferred  charges.  As a percentage of net sales, amortization expense decreased from 8.5% in 1999 to 8.1% in 2000.

            Loss On Asset Disposal

            Loss on asset  disposal  decreased $0.2 million from $1.1 million in
2000 to $0.9 million in 2001. As a percentage of sales,  loss on asset  disposal was 1.6% in 2000 and 2.4% in 1999.  These costs are  primarily  attributable  to early  service  termination  of certain  customer  contracts,  and represent the unamortized portion of direct costs associated with the original installation.

            Operating Income (Loss)

            For the reasons described above,  operating income was $0.6 million, or 1.1% of net sales, in 2000 compared to an operating loss of $1.4 million,  or
3.1% of net sales, in 1999.

            Interest Expense, Net

            Interest expense,  net,  increased by $2.5 million from $7.5 million in 1999 to $10.0  million in 2000,  and  increased as a percentage  of net sales from  15.9% in 1999 to 17.3% in 2000.  This  increase  is  attributable  to both increased levels of long-term and subordinated debt and increased interest rates in 2000 as compared to 1999.

            Net Loss

            For the reasons  described  above,  the net loss  increased  by $0.5 million,  or 5.0%,  from  $8.9  million  in 1999 to $9.4  million  in  2000.  No provision  for  income tax  expense in either  1999 or 2000 has been made due to historical net

losses.  At June 30, 2000, we had net operating loss  carryforwards  for federal income tax  purposes of $64.8  million,  which are  available  to offset  future federal taxable income through June 2020.

            EBITDA

            For the reasons described above, EBITDA increased from $11.3 million in 1999 to $16.1 million in 2000, or 42.5%, and increased as a percentage of net sales from 24.0% in 1999 to 27.8% in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

            In July  2001,  the  Financial  Accounting  Standards  Board  issued
Statement  of Financial  Accounting  Standard  No. 141 ("SFAS  141"),  "Business
Combinations"  and  Statement  of Financial  Accounting  Standard No. 142 ("SFAS
142"),  "Goodwill  and Other  Intangible  Assets."  SFAS 141  requires  that all business  combinations  be accounted for under the purchase method only and that certain acquired  intangible  assets in a business  combination be recognized as assets apart from goodwill.

            SFAS 142 requires that ratable  amortization of goodwill be replaced with periodic tests of the goodwill  impairment and that intangible assets other than goodwill and other indefinite lived  intangible  assets,  be amortized over their  useful  lives.  SFAS  141 is  effective  for  all  business  combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase  method for which the date of  acquisition  is after June 30, 2001.
The  provisions of SFAS 142 will be effective for fiscal years  beginning  after
December  15,  2001.  The  impact  of SFAS  141 and  SFAS  142 on our  financial statements has not yet been determined.

            In addition,  SFAS 142 includes provisions for the  reclassification of certain  existing  recognized  intangibles as goodwill,  reassessment  of the useful lives of existing  recognized  intangibles,  reclassification  of certain intangibles  out of  previously  reported  goodwill  and the  identification  of reporting  units for  purposes of  assessing  potential  future  impairments  of goodwill.  SFAS 142 also  requires  that we  complete  a  transitional  goodwill impairment test six months from the date of adoption.

LIQUIDITY AND CAPITAL RESOURCES

            Our cash requirements  consist  principally of capital  expenditures associated  with  purchasing and installing new bulk CO2 systems into service at customers' sites, payments of interest on outstanding indebtedness,  and working capital.  Whenever  possible,  we seek to  obtain  the  use of  vehicles,  land, buildings,  and other office and service  equipment under operating  leases as a means of conserving  capital.  As of June 30, 2001, we  anticipated  making cash capital  expenditures  of  approximately  $20.0  million in 2002  primarily  for purchases  of bulk CO2 systems that we expect to place into  service.  Once bulk
CO2 systems are placed into service, we generally experience positive cash flows on a  per-unit  basis,  as there are  minimal  additional  capital  expenditures required for ordinary operations. In addition to capital expenditures related to internal growth, we review opportunities to acquire bulk CO2 service businesses, and may  require  cash in an amount  dictated by the scale and terms of any such transactions successfully concluded.

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

            During  2001,  our  capital  resources   included  cash  flows  from
operations,  available  borrowing  capacity under our credit facility,  proceeds from the issuance of our Common  Stock and  proceeds  from the exercise of stock options. In addition, we reduced long-term debt by $4.9 million and our accounts payable by $5.2 million.

            On  September  24,  2001,  we entered  into a $60.0  million  second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended Credit  Facility").  Pursuant to the Amended Credit  Facility,  we may
request,  at any time  absent a default,  that the  Amended  Credit  Facility be increased by an additional  $15.0 million to a total of $75.0 million.  This new facility  replaced our prior facility,  which was due to expire in May 2002. The
Amended Credit Facility contains interest rates and an unused facility fee based on a pricing grid calculated  quarterly on total debt to annualized  EBITDA.  We are  entitled  to select the Base Rate or LIBOR,  plus  applicable  margin,  for principal  drawings under the Amended  Credit  Facility.  The  applicable  LIBOR margin  pursuant to the pricing grid ranges from 2.50% to 3.50%,  the applicable unused  facility  fee pursuant to the pricing grid ranges from .375% to .50% and the applicable  Base Rate margin  pursuant to the pricing grid ranges from 1.50%
to 2.50%.  Interest  only is payable  periodically  until the  expiration of the
Amended   Credit   Facility  on  September   30,  2003.   Additionally,   it  is
collateralized  by  substantially  all of our  assets.  We  are  precluded  from declaring  or  paying  any  cash  dividends  and are  required  to meet  certain affirmative  and  negative  covenants,  including  but not limited to  financial covenants.  At  various  dates in the past we have been  unable to meet  certain covenants  and have had to obtain  waivers  or  modifications  of terms from our lenders.  Although  we believe  that we will be able to comply  with the current provisions of our borrowing arrangements, circumstances may result in our having to obtain waivers or further modifications in the future.

            As of June 30, 2001, a total of $47.9 million was outstanding  under our prior credit  facility with interest at 3.25% above LIBOR (7.055% to 7.2813%
at June 30, 2001).

            WORKING  CAPITAL.  At June 30, 2001, we had working  capital of $1.2 million. At June 30, 2000, we had negative working capital of $0.6 million.

            CASH FLOWS FROM OPERATING ACTIVITIES. During 2001 and 2000, net cash
provided  by  operating   activities   was  $5.2   million  and  $6.6   million,
respectively. The decrease of $1.4 million in 2001 compared to 2000 is primarily attributable  to the following:  (1) an increase of $6.1 million in our net loss from  $9.4  million  in 2000 to $15.5  million  in 2001,  (2)  depreciation  and amortization of property and equipment increased $1.5 million from $10.8 million in 2000 to $12.3  million in 2001,  (3) loss on asset  disposal  increased  $4.0 million from $0.9 million in 2000 to $4.9  million in 2001,  (4) trade  accounts receivable increased $1.6 million in 2001 compared to a decrease of $2.1 million in 2000 and (5) accounts payable and accrued expenses  decreased $3.6 million in
2001 and increased $1.1 million in 2000.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2001 and 2000, net cash used in investing activities was $11.8 million and $20.7 million,  respectively.
These investing  activities were primarily  attributable to the installation and direct placement costs and acquisition of bulk CO2 systems.

            CASH FLOWS FROM FINANCING ACTIVITIES. During 2001 and 2000, net cash
provided  by  financing   activities   were  $6.9  million  and  $12.8  million,
respectively.  During  2001,  net cash  provided  by  financing  activities  was primarily  from the  proceeds  related to the  issuance of Common  Stock of $9.9 million and the exercise of options of $2.1  million,  less the net repayment of long-term  debt of $4.9  million.  During 2000,  net cash  provided by financing activities  was  primarily  from the proceeds  from the  issuance of  redeemable preferred  stock of $4.9  million  and the net  proceeds  from the  issuance  of long-term  debt of $9.5 million,  which was  partially  offset by an increase in deferred charges of $1.5 million.

            We  believe  that  cash  from  operating  activities  and  available borrowings under the Amended Credit Facility will be sufficient to fund proposed operations for at least the next 12 months at our anticipated rate of growth.

INFLATION

            The modest  levels of  inflation  in the  general  economy  have not affected  our  results  of  operations.  Additionally,  our  customer  contracts generally  provide  for annual  increases  in the  monthly  rental rate based on increases in the consumer price index. We believe that inflation will not have a material adverse effect on our future results of operations.

            Our bulk CO2 requirements contract with The BOC Group, Inc. provides for annual  adjustments  in the purchase price for bulk CO2 based upon increases or decreases in the Producer Price Index for Chemical and Allied Products or the

average  percentage  increase  in the  selling  price  of  bulk  carbon  dioxide purchased  by BOC's  large,  multi-location  beverage  customers  in the  United
States, however, such increases are limited to 3% annually until June 2002.

7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of June 30, 2001, a total of $47.9 million was  outstanding  under the
Amended Credit Facility with interest at 3.25% above LIBOR (7.055% to 7.2813% at
June 30, 2001).  Based upon $47.9 million  outstanding  under the Amended Credit
Facility at June 30, 2001,  our annual  interest  cost under the Amended  Credit
Facility  would increase by  approximately  $0.5 million for each 1% increase in
LIBOR.

            In  order  to  reduce  our  exposure  to  increases  in  LIBOR,  and consequently  to increases in interest  payments,  on August 31, 2000 we entered into an  interest  rate swap  transaction  (the  "Swap")  in the amount of $10.0 million (the "Notional Amount").  The effective date of the Swap is September 1,
2000 and it  terminates  on  September 3, 2002.  Pursuant to the Swap,  we pay a
fixed interest rate of 7% per annum and receive a LIBOR-based floating rate. The effect of the Swap is to neutralize any changes in LIBOR on the Notional Amount.
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
Commission no later than October 29, 2001 pursuant to Regulation 14A.

11.         EXECUTIVE COMPENSATION.

            The information  required by Item 11 is incorporated by reference to our  definitive  proxy  statement to be filed with the  Securities  and Exchange
Commission no later than October 29, 2001 pursuant to Regulation 14A.

12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information  required by Item 12 is incorporated by reference to our  definitive  proxy  statement to be filed with the  Securities  and Exchange
Commission no later than October 29, 2001 pursuant to Regulation 14A.

13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information  required by Item 13 is incorporated by reference to our  definitive  proxy  statement to be filed with the  Securities  and Exchange
Commission no later than October 29, 2001 pursuant to Regulation 14A.

14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

            (a)        The following documents are filed as part of this report.

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

            3.2        --    Articles   of   Amendment   to  the   Articles   of
                             Incorporation  of the Company,  dated  December 18,
                             1995. (3)

            3.3        --    Articles   of   Amendment   to  the   Articles   of
                             Incorporation  of the Company,  dated  December 17,
                             1996. (3)

            3.4        --    Articles   of   Amendment   to  the   Articles   of
                             Incorporation  of the Company,  dated May 10, 2000.
                             (5)

            3.5        --    Bylaws of the Company. (2)

            10.1       --    1995 Stock Option Plan. (5)

            10.2       --    Directors' Stock Option Plan. (2)

            10.3       --    Restrictive  Covenant Agreement between the Company
                             and Edward M. Sellian, dated as of January 1, 2001.
                             (1)

            10.4       --    Lease for 2528  North  Tamiami  Trail,  Ft.  Myers,
                             Florida, between the Company and Edward M. Sellian.
                             (2)

            10.5       --    Lease  for 2800  Southeast  Market  Place,  Stuart,
                             Florida  between the Company and Edward M. Sellian.
                             (7)

            10.6       --    Lease  for 2820  Southeast  Market  Place,  Stuart,
                             Florida  between the Company and Edward M.  Sellian
                             dated as of February 1, 1998. (3)

            10.7       --    Second  Amended  and  Restated   Revolving   Credit
                             Agreement   ("Credit   Agreement"),   dated  as  of
                             September  24,  2001,  by and  among  the  Company,
                             SunTrust   Bank   ("SunTrust"),   the  other  banks
                             signatory to the Credit Agreement,  SunTrust in its
                             capacity as  Administrative  Agent, as Issuing Bank
                             and as Swing Line Lender,  Heller Financial,  Inc.,
                             in  its  capacity  as  Syndication  Agent  and  BNP
                             Paribas,  in its capacity as  Documentation  Agent.
                             (1)

            10.8             Senior   Subordinated   Note   Purchase   Agreement
                             ("Senior  Subordinated  Note Purchase  Agreement"),
                             dated as of October 31, 1997  between the  Company,
                             the Subsidiary Grantors and the Investors. (3)

            10.9       --    Amendment  No.  1  to  Senior   Subordinated   Note
                             Purchase  Agreement  dated as of November 14, 1997.
                             (3)

            10.10      --    Amendment  No.  2  to  Senior   Subordinated   Note
                             Purchase Agreement dated as of June 30, 1998. (3)

            10.11      --    Amendment  No.  3  to  Senior   Subordinated   Note
                             Purchase Agreement dated as of May 4, 1999. (4)

            10.12      --    Amendment  No.  4  to  Senior   Subordinated   Note
                             Purchase  Agreement  dated as of January 14,  2000.
                             (5)

            10.13      --    Amendment  No.  5  to  Senior   Subordinated   Note
                             Purchase Agreement dated as of May 12, 2000. (5)

            10.14      --    Amendment  No.  6  to  Senior   Subordinated   Note
                             Purchase  Agreement  dated as of  December 5, 2000.
                             (6)

            10.15      --    Amendment  No.  7  to  Senior   Subordinated   Note
                             Purchase  Agreement dated as of September 24, 2001.
                             (1)

            10.16      --    Preferred Stock Purchase Agreement, dated as of May
                             15,  2000 by and  between  the  Company  and  Chase
                             Capital Investments, L.P. (5)

            10.17      --    Warrant Agreement ("Warrant Agreement") dated as of
                             October  31, 1997 among the Company and the Initial
                             Holders. (3)

            10.18      --    Amendment  No. 1 to Warrant  Agreement  dated as of
                             November 14, 1997. (3)

            10.19      --    Amendment  No. 2 to Warrant  Agreement  dated as of
                             May 4, 1999. (4)

            10.20      --    Stock Purchase  Agreement,  dated as of December 7,
                             2000 by and between The BOC Group, Inc., a Delaware
                             corporation and the Company. (6)

            10.21      --    Employment   Agreement   between  the  Company  and
                             Michael DeDomenico, dated as of June 2, 2000. (5)

            10.22      --    Employment  Agreement between the Company and Gregg
                             F. Stewart, dated as of May 3, 2001. (1)

            10.23      --    Employment Agreement between the Company and Ronald
                             S. Jackson, dated as of June 25, 2001. (1)

            21         --    Subsidiaries (3)

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
(3)     Incorporated  by reference to the Company's Form 10-K for the year ended
        June 30, 1998.
(4)     Incorporated  by reference to the Company's Form 10-K for the year ended
        June 30, 1999.
(5)     Incorporated  by reference to the Company's Form 10-K for the year ended
        June 30, 2000.
(6)     Incorporated  by  reference to the  Company's  Form 10-Q for the quarter ended December 31, 2000.
(7)     Incorporated  by  reference to the  Company's  Form 10-Q for the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NUCO2 INC.

Dated:  September 28, 2001                      /s/ Michael E. DeDomenico
                                                -------------------------
                                                  Michael E. DeDomenico
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

 Signature                           Title                          Date
 ---------                           -----                          ----

 /s/ Craig L. Burr                   Director                       September 28, 2001
 --------------------------
 Craig L. Burr

 /s/ Michael E. DeDomenico           Director,                      September 28, 2001
 --------------------------          Chief Executive Officer
 Michael E. DeDomenico

 /s/ Robert L. Frome                 Director                       September 28, 2001
 -------------------------
 Robert L. Frome

 /s/ Daniel Raynor                   Director                       September 28, 2001
 -------------------------
 Daniel Raynor

 /s/ Edward M. Sellian               Director                       September 28, 2001
 ------------------------
 Edward M. Sellian

 /s/ John Walsh                      Director                       September 28, 2001
 ------------------------
 John Walsh

 /s/ Richard D. Waters, Jr.          Director                       September 28, 2001
 --------------------------
 Richard D. Waters, Jr.

 /s/ John E. Wilson                  Director                       September 28, 2001
 ------------------------
 John E. Wilson

 /s/ Gregg F. Stewart                Chief Financial Officer        September 28, 2001
 --------------------
 Gregg F. Stewart

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE NO.
                                                                                                       --------

                                   NUCO2 INC.

INDEPENDENT AUDITORS' REPORT ....................................................................         F-2

CONSOLIDATED FINANCIAL STATEMENTS:

        CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND 2000.................................         F-3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND
            1999.................................................................................         F-4

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED JUNE 30, 2001,
             2000 AND 1999........................................................................        F-5

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JUNE 30, 2001, 2000 AND
            1999.................................................................................         F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................................         F-8

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS ENDED JUNE 30, 2001,
        2000 AND 1999............................................................................         F-19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
NuCo2 Inc.
Stuart, Florida

We have audited the accompanying consolidated balance sheets of NuCo2 Inc. as of
June 30, 2001 and 2000, and the related  consolidated  statements of operations, shareholders'  equity,  and cash flows for each of the three years in the period ended June 30,  2001.  We have also  audited the  financial  statement  schedule listed in the accompanying  index.  These financial  statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects,  the consolidated  financial position of NuCo2
Inc.  as of June  30,  2001  and  2000,  and  the  consolidated  results  of its operations  and its cash flows for each of the three  years in the period  ended
June 30, 2001 in conformity with accounting principles generally accepted in the
United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial  statements taken as a whole,  presents fairly, in all material  respects,  the information set forth herein.

                                              MARGOLIN, WINER & EVENS LLP

Garden City, New York
August 31, 2001, except for Notes 4 and 5,
as to which the date is September 24, 2001

                                   NUCO2 INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                     ASSETS
                                     ------
                                    (Note 4)

                                                                                          June 30,
                                                                                        -----------

                                                                                    2001           2000
                                                                                    ----           ----
Current assets:
    Cash and cash equivalents                                                    $     626    $     279
    Trade accounts receivable; net of allowance for doubtful
        accounts of $2,506 and $622, respectively                                    7,312        8,862
    Inventories                                                                        199          222
    Prepaid expenses and other current assets                                        1,218          912
                                                                                 ---------    ---------
        Total current assets                                                         9,355       10,275
                                                                                 ---------    ---------

Property and equipment, net (Note 2)                                               100,370      107,120
                                                                                 ---------    ---------

Other assets:
    Goodwill, net                                                                   19,222       20,434
    Deferred charges, net                                                            2,079        3,425
    Customer lists, net                                                              1,046        1,871
    Restrictive covenants, net                                                       1,672        1,567
    Deferred lease acquisition costs, net                                            3,426        3,685
    Other assets                                                                       412          172
                                                                                 ---------    ---------
                                                                                    27,857       31,154
                                                                                 ---------    ---------
        Total assets                                                             $ 137,582    $ 148,549
                                                                                 =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Current maturities of long-term debt (Note 4)                                $      36    $      33
    Accounts payable                                                                 2,958        8,120
    Accrued expenses                                                                 2,504          582
    Accrued interest                                                                 1,343        1,485
    Accrued payroll                                                                    880          376
    Other current liabilities                                                          414          263
                                                                                 ---------    ---------
        Total current liabilities                                                    8,135       10,859

Long-term debt, excluding current maturities (Note 4)                               48,144       53,080
Subordinated debt (Note 5)                                                          39,166       38,969
Customer deposits                                                                    2,689        2,351
                                                                                 ---------    ---------
        Total liabilities                                                           98,134      105,259
                                                                                 ---------    ---------

Commitments and contingencies (Note 13)
Redeemable preferred stock (Note 6)                                                  5,466        5,050
                                                                                 ---------    ---------

Shareholders' equity (Note 7):
    Preferred stock; no par value; 5,000,000 shares authorized;
        5,000 issued and outstanding (Note 6)                                         --           --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 8,651,125 shares at June 30, 2001 and 7,275,015
        at June 30, 2000                                                                 9            7
    Additional paid-in capital                                                      76,290       64,722
    Accumulated deficit                                                            (41,974)     (26,489)
    Accumulated other comprehensive loss                                              (343)        --
                                                                                 ---------    ---------
        Total shareholders' equity                                                  33,982       38,240
                                                                                 ---------    ---------
           Total liabilities and shareholders' equity                            $ 137,582    $ 148,549
                                                                                 =========    =========

See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                         Years Ended June 30,
                                                     ------------------------------
                                                     2001        2000*        1999*
                                                     ----        -----        -----

Net sales                                          $ 67,633    $ 57,951    $ 47,098
                                                   --------    --------    --------

Costs and expenses:
    Cost of products sold                            32,830      28,183      24,287
    Selling, general and administrative expenses     17,715      12,734      10,382
    Depreciation and amortization                    17,475      15,501      12,763
    Loss on asset disposal                            4,891         901       1,110
                                                   --------    --------    --------
                                                     72,911      57,319      48,542
                                                   --------    --------    --------

    Operating  (loss) income                         (5,278)        632      (1,444)

Other expenses (income):
    Interest expense                                 10,208      10,019       7,525
    Interest (income)                                    (1)         (4)        (36)
                                                   --------    --------    --------

    Net (loss)                                     $(15,485)   $ (9,383)   $ (8,933)
                                                   ========    ========    ========

Basic and diluted earnings per common share

    Net (loss)                                     $  (2.01)   $  (1.30)   $  (1.24)
                                                   ========    ========    ========

    Weighted average number of common and common
      equivalent shares outstanding

       Basic and diluted                              7,926       7,238       7,217
                                                   ========    ========    ========

*Restated to conform to current year's classifications.

See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                         Accumulated
                                                                               Additional                    Other           Total
                                                                                Paid-In     Accumulated  Comprehensive   Shareholder
                                                         Common Stock           Capital       Deficit        Loss            Equity
                                                         ------------           -------       --------       ----            ------
                                                     Shares       Amount
                                                     ------       ------
Balance, June 30, 1998                             7,216,664    $      7     $   63,809    $  (8,173)    $     --      $   55,643
Net (loss)                                              --            --           --         (8,933)          --          (8,933)
Issuance and repricing of warrants (Note 7)             --            --          1,023          --            --           1,023
                                                   ---------    ----------   ----------    ----------    ----------    ----------
Balance, June 30, 1999                             7,216,664           7         64,832      (17,106)          --          47,733
                                                   ---------    ----------    ----------    ----------    ----------    ----------

Net (loss)                                              --            --           --         (9,383)          --          (9,383)
Issuance of 5,000 shares of
    redeemable preferred stock  (Note 6)                --            --            (65)         --            --             (65)
Redeemable preferred stock dividend (Note 6)            --            --            (50)         --            --             (50)
Issuance of 966 shares of common
    stock  - exercise of options (Note 7)                966          --              5          --            --               5
Issuance of 57,385 shares of common
    stock - exercise of warrants (Note 7)             57,385          --           --            --            --            --
                                                   ---------   ----------    ----------    ----------    ----------    ----------
Balance, June 30, 2000                             7,275,015           7         64,722      (26,489)          --          38,240
                                                   ---------   ----------    ----------    ----------    ----------    ----------

Comprehensive (Loss):
  Net (loss)                                            --            --           --        (15,485)          --         (15,485)
  Other comprehensive expense:
      Interest rate swap transaction                    --            --           --            --            (343)         (343)
                                                                                                                        ----------
Total comprehensive (loss) (Note 4)                                                                                       (15,828)
Redeemable preferred stock dividend (Note 6)            --            --           (416)         --            --            (416)
Issuance of 1,111,111 shares of common stock
(Note 7)                                           1,111,111           1          9,918          --            --           9,919
Issurance of 264,999 shares of common stock -
  exercise of options (Note 7)                       264,999           1          2,066          --            --           2,067
                                                   ---------    ----------    ----------    ----------    ----------    ----------
Balance, June 30, 2001                             8,651,125    $      9     $   76,290    $  (41,974)   $     (343)   $   33,982
                                                   ==========   ----------    ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands, except per share amounts)

                                                                                   Years Ended June 30,
                                                                                   --------------------
                                                                             2001         2000*        1999*
                                                                             ----         -----        -----

Net (loss)                                                                 $(15,485)   $ (9,383)   $ (8,933)
Cash flows from operating activities:
   Adjustments to reconcile net (loss) to net cash provided by operating activities:
          Depreciation and amortization of property and equipment            12,349      10,841       8,743
          Amortization of other assets                                        5,126       4,660       4,020
          Amortization of original issue discount                               197         220          43
          Loss on asset disposal                                              4,891         901       1,110
          Changes in operating assets and liabilities:
          Decrease (increase) in:
              Trade accounts receivable                                       1,550      (2,094)     (2,482)
              Inventories                                                        23          (8)         (2)
              Prepaid expenses and other current assets                        (306)       (319)       (159)
          Increase (decrease) in:
              Accounts payable                                               (5,562)      1,418         105
              Accrued expenses                                                1,922        (165)        424
              Accrued payroll                                                   504        (168)         67
              Accrued interest                                                 (485)         11         630
              Other current liabilities                                         151         218          38
              Customer deposits                                                 338         427         645
                                                                           --------    --------    --------

              Net cash provided by operating activities                       5,213       6,559       4,249
                                                                           --------    --------    --------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                              31          63         104
   Purchase of property and equipment                                       (10,509)    (19,162)    (24,048)
   Increase in restrictive covenants                                            (80)       --          --
   Acquisition of businesses                                                    (36)       --            45
   Increase in deferred lease acquisition costs                              (1,164)     (1,610)     (1,718)
   (Increase) decrease in other assets                                           (3)         15          (3)
                                                                           --------    --------    --------

              Net cash used in investing activities                        $(11,761)   $(20,694)   $(25,620)
                                                                           --------    --------    --------

*Restated to conform to current year's classifications.

See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                 Years Ended June 30,
                                                                 --------------------
                                                             2001       2000*       1999*
                                                          --------    --------    --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                 $  9,919    $   --      $   --
   Proceeds from issuance of redeemable preferred stock       --         4,935        --
   Net proceeds from issuance of long-term debt
      and subordinated debt                                  5,900       9,500      24,250
   Repayment of long-term debt                             (10,833)        (99)       (138)
   Increase in deferred charges                               (158)     (1,506)     (1,498)
   Exercise of options                                       2,067           5        --
                                                          --------    --------    --------

              Net cash provided by financing activities      6,895      12,835      22,614
                                                          --------    --------    --------

Increase (decrease) in cash and cash equivalents               347      (1,300)      1,243
Cash and cash equivalents, beginning of year                   279       1,579         336
                                                          --------    --------    --------

Cash and cash equivalents, end of year                    $    626    $    279    $  1,579
                                                          ========    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:

      Interest                                            $ 10,497    $  9,788    $  6,871
                                                          ========    ========    ========

      Income taxes                                        $   --      $   --      $   --
                                                          ========    ========    ========

Supplemental disclosure of non-cash investing and financing activities:

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

            In 2000 and 2001, the Company  increased the carrying  amount of the redeemable  preferred  stock by $50 and $416,  respectively,  for dividends that have not been paid and accordingly  reduced additional paid-in capital by a like amount.

            In 2001, the Company transferred the net realizable value of certain fixed assets held for sale in the amount of $237 to other assets.

            In 2001, the Company entered into a restrictive  covenant  agreement with a former  executive  officer in the amount of $480. At June 30, 2001,  $400 representing  the unpaid  portion of the  agreement,  is  included  in  accounts payable.

*Restated to conform to current year's classifications.

See accompanying notes to consolidated financial statements

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

            (e)   Property and Equipment

                  Property and  equipment  are stated at cost.  The Company does not  depreciate  bulk  systems  held for  installation  until the systems are in service and leased to customers. Upon installation, the systems, component parts and direct costs  associated with the installation are transferred to the leased equipment account. These costs are associated with successful placements of such systems with  customers  under  noncancelable  contracts  and which would not be incurred by the  Company  but for a  successful  placement.  Upon early  service termination,  the  unamortized  portion  of  direct  costs  associated  with the installation  are expensed.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets or the lease terms for leasehold improvements, whichever is shorter.

                  The  depreciable  lives  of  property  and  equipment  are  as follows:

                                                          Estimated Life
                                                          --------------
                   Leased equipment                         5-20 years
                   Equipment and cylinders                  3-20 years
                   Vehicles                                 3-5 years
                   Computer equipment                       3-7 years
                   Office furniture and fixtures            5-7 years
                   Leasehold improvements                   lease term

            (f)   Other Assets

                  Goodwill, Net

                  Goodwill,  net,  represents  costs in excess of net  assets of businesses  acquired and is being amortized on a straight-line basis over twenty years.  Accumulated  amortization  of goodwill was $5,006 and $3,794 at June 30,
2001  and  2000,   respectively.   The   Company   periodically   assesses   the
recoverability  of the cost of its goodwill,  as well as of its other intangible assets,  based on a review of projected  undiscounted  cash flows of the related operating assets.

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                  Deferred Charges, Net

                  Deferred charges,  net, consist of the unamortized  portion of financing  costs  which  are  being  amortized  over  the  term  of the  related
indebtedness,   ranging  from  thirty-six  to  eighty-four  months.  Accumulated amortization  of  deferred  charges  was $3,153 and $1,679 at June 30,  2001 and
2000, respectively.

                  Customer Lists, Net

                  Customer lists,  net,  consist of the  unamortized  portion of customer lists acquired in connection  with asset  acquisitions  which are being amortized  over five years,  the average  life of customer  leases.  Accumulated amortization  of customer lists was $4,324 and $3,464 at June 30, 2001 and 2000, respectively.  The  Company's  policy is to value  customer  lists  based on the estimated value of future cash flows over the life of the customer lease.

                  Restrictive Covenants, Net

                  Restrictive  covenants,  net,  consist  of  covenants  not  to compete arising in connection with asset  acquisitions which are being amortized over their  contractual  lives  ranging  from  thirty to one  hundred and twenty months.  Accumulated amortization of restrictive covenants was $1,438 and $1,063 at June 30,  2001 and  2000,  respectively.  The  Company's  policy  is to value
restrictive  covenants  based  on  the  negotiated   contractual  value  of  the
restrictive covenant or a third party appraisal.

                  Deferred Lease Acquisition Costs, Net

                  Deferred lease acquisition  costs, net, consist of commissions associated  with the  acquisition of new leases and are being amortized over the
life  of  the  related  leases,   generally  five  to  six  years.   Accumulated
amortization of deferred lease  acquisition  costs was $3,713 and $2,898 at June
30, 2001 and 2000, respectively. Upon early service termination, the unamortized portion of deferred lease acquisition costs are expensed.

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

           (k)    Employee Benefit Plan

                  On June 1, 1996, the Company  adopted a deferred  compensation plan  under  Section  401(k) of the  Internal  Revenue  Code,  which  covers all eligible  employees.  Under the provisions of the plan,  eligible  employees may defer a percentage of their compensation subject to the Internal Revenue Service limits. Contributions to the plan are made only by employees.

           (l)    Recent Accounting Pronouncements

                  In July 2001, the Financial  Accounting Standards Board issued
Statement  of Financial  Accounting  Standard  No. 141 ("SFAS  141"),  "Business
Combinations"  and  Statement  of Financial  Accounting  Standard No. 142 ("SFAS
142").  Goodwill  and  Other  Intangible  Assets."  SFAS 141  requires  that all business  combinations  be accounted for under the purchase method only and that certain acquired  intangible  assets in a business  combination be recognized as assets apart from goodwill.

                  SFAS 142  requires  that ratable  amortization  of goodwill be replaced  with periodic  tests of the goodwill  impairment  and that  intangible assets other than goodwill and other  indefinite  lived  intangible  assets,  be amortized  over their  useful  lives.  SFAS 141 is  effective  for all  business combinations  initiated  after June 30, 2001 and for all  business  combinations accounted for by the purchase  method for which the date of acquisition is after
June 30, 2001.  The  provisions  of SFAS 142 will be effective  for fiscal years beginning  after  December 15, 2001.  The impact of SFAS 141 and SFAS 142 on the
Company's financial statements has not yet been determined.

                  In  addition,   the  standard  includes   provisions  for  the
reclassification  of  certain  existing  recognized   intangibles  as  goodwill,
reassessment   of  the  useful   lives  of  existing   recognized   intangibles,
reclassification  of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments  of  goodwill.  SFAS 142 also  requires  the  Company to  complete a transitional goodwill impairment test six months from the date of adoption.

                  The  Company  is  currently  assessing  the impact of this new statement on the Company's combined financial position and results of operations and have not yet determined the impact of adoption.

NOTE 2 -   Property and Equipment, Net

           Property and equipment, net consists of the following:

                                                                      June 30,
                                                                      --------
                                                                   2001       2000
                                                                --------   --------
               Leased equipment                                 $116,233   $112,427
               Equipment and cylinders                            14,478     15,061
               Tanks held for installation                         3,980      4,757
               Vehicles                                              325        412
               Computer equipment                                  3,392      2,454
               Office furniture and fixtures                       1,390      1,382
               Leasehold improvements                              1,636      1,613
                                                                --------   --------
                                                                 141,434    138,106
               Less accumulated depreciation and amortization     41,064     30,986
                                                                --------   --------

                                                                $100,370   $107,120
                                                                ========   ========

            Capitalized   component  parts  and  direct  costs  associated  with
installation  of equipment  leased to others  included in leased  equipment  was
$29,385  and  $26,265  at June 30,  2001  and  2000,  respectively.  Accumulated

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

depreciation  and  amortization  of these costs were $14,143 and $10,324 at June
30, 2001 and 2000,  respectively.  Upon early service  termination,  the Company writes off the  remaining  net book value of direct  costs  associated  with the installation of equipment.

               Depreciation  and  amortization  of property  and  equipment  was
$12,349,  $10,841 and $8,743 for the years ended June 30, 2001,  2000, and 1999, respectively.

               In  June  2001,  the  Company   adopted  a  plan  to  discontinue
installation  of 50 and 100 pound  tanks and to  dispose of the 50 and 100 pound tanks held for installation. Accordingly, the Company's supply of uninstalled 50 and 100 pound tanks was written down to $163,  their  estimated  net  realizable value and a loss of $1,155 was reflected in the  statement of operations  within the caption, loss on asset disposal. The Company anticipates  disposition of the assets in fiscal  2002.  The  Company's  decision to focus on the  placement  of larger tanks on a prospective  basis included an evaluation of undiscounted cash flows, contribution to fixed depot overhead, pricing and targeted margins. As of
June 30, 2001,  the net book value of 50 and 100 pound tanks  installed  totaled
$8,235,  of which  $5,776 was the net book value of the tanks and $2,459 was the net book  value of the  capitalized  installation  costs.  While  the  Company's analysis did not indicate an impairment in the value of these  installed  tanks, and in  spite  of the  fact  that  the  Company's  plans  do not  call  for  the replacement of 50 and 100 pound tanks currently deployed, management reached the conclusion  that the Company  should focus on the placement of larger tanks.  In future periods,  management will continue to review the recoverability of the 50 and 100 pound tanks currently in service.

NOTE 3 -   Leases

               The Company leases equipment to its customers  generally pursuant to five-year or six-year noncancelable  operating leases which expire on varying dates  through June 2007.  At June 30,  2001,  future  minimum  rentals due from customers which includes, where applicable, a continuous supply of CO2 (see Note
1(g)), are approximately as follows:

                             Year Ending June 30,
                             --------------------

                             2002                             $   41,687
                             2003                                 34,405
                             2004                                 26,755
                             2005                                 22,375
                             2006                                 13,182
                             Thereafter                            3,683
                                                              ----------
                                                              $  142,087
                                                              ==========

NOTE 4 -   Long-Term Debt

           Long-term debt consists of the following:

                                                                                                    June 30,
                                                                                                    --------
                                                                                               2001          2000
                                                                                               ----          ----
Note payable to bank under credit facility. Drawings at June 30, 2001 are at LIBOR rates plus 3.25% (7.055% to 7.2813%). Drawings at June 30, 2000 are at LIBOR rates
    plus 3.75% (10.0213% to 10.6125%).                                                      $  47,850     $  52,750
Various notes payable                                                                             330           363
                                                                                            ---------     ---------
                                                                                               48,180        53,113
Less current maturities of long-term debt                                                          36            33
                                                                                            ---------     ---------
       Long-term debt, excluding current maturities                                         $  48,144     $  53,080
                                                                                            =========     =========

            In September  2001, the Company  entered into a $60.0 million second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended  Credit  Facility").  Pursuant to the  Amended  Credit  Facility,  the
Company  may  request,  at any time absent a default,  that the  Amended  Credit
Facility be  increased by an  additional  $15 million to a total of $75 million.
This new facility replaces the Company's prior facility, which was due to expire in May 2002. The Amended Credit Facility  contains  interest rates and an unused commitment  fee based on a pricing  grid  calculated  quarterly on total debt to annualized EBITDA (as defined).  The Company is entitled to select the Base Rate or LIBOR, plus applicable margin, for principal drawings under the Amended

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Credit Facility. The applicable LIBOR margin pursuant to the pricing grid ranges from 2.50% to 3.50%,  the  applicable  unused  commitment  fee  pursuant  to the pricing  grid  ranges  from .375% to .50% and the  applicable  Base Rate  margin pursuant  to the  pricing  grid  ranges  from 1.50% to 2.50%.  Interest  only is payable  periodically  until the expiration of the Amended Credit Facility.  The
Amended Credit Facility is  collateralized by substantially all of the Company's assets. Additionally, the Company is precluded from declaring or paying any cash dividends,  except the  Company  may accrue and  accumulate,  but not pay,  cash dividends on the 8% convertible preferred stock. The Company is also required to meet certain affirmative and negative covenants  including,  but not limited to, financial covenants.  The Amended Credit Facility expires September 30, 2003 and accordingly, the Company has classified its borrowings under its existing credit facility as long-term.

               Effective  July  1,  2000,  the  Company  adopted   Statement  of
Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and
Hedging  Activities," which establishes  accounting and reporting  standards for derivative  instruments,  including certain derivative  instruments  embedded in other contracts and for hedging activities. All derivatives,  whether designated in hedging  relationships  or not,  are  required  to be recorded on the balance sheet at fair value.  For a  derivative  designated  as a cash flow  hedge,  the effective  portions of changes in the fair value of the  derivative are recorded in other  comprehensive  income and are recognized in the income  statement when the hedged item affects  earnings.  Ineffective  portions of changes in the fair value of cash flow hedges are recognized in earnings.

               The Company uses  derivative  instruments  to manage  exposure to interest rate risks.  The Company's  objectives for holding  derivatives  are to minimize the risks using the most  effective  methods to eliminate or reduce the impacts of this  exposure.  On August  31,  2000,  the  Company  entered  into a two-year interest rate swap transaction (the "Swap"), as required under its bank credit  facility,  with a  notional  amount of $10.0  million  as a hedge of the variable interest rate debt outstanding under its credit facility. The effective date of the Swap is  September  1, 2000,  and  terminates  on September 3, 2002.
Under the  Swap,  the  Company  pays a fixed  interest  rate of 7% per annum and receives a LIBOR-based floating rate.

               The Swap,  which is designated as a cash flow hedge, is deemed to be a highly  effective  transaction,  and accordingly the cumulative loss on the derivative  instrument is reported as a component of other  comprehensive  loss.
For the year ended June 30, 2001, the Company  recorded a loss of $343 thousand, representing  the  difference  between  mark to market,  as other  comprehensive expense.  The net derivative loss will be classified into earnings over the term of the underlying cash flow hedge.

               The aggregate  maturities of long-term  debt for each of the five years subsequent to June 30, 2001 are as follows:

                   Year Ending June 30,
                   --------------------

                        2002                       $      36
                        2003                              40
                        2004                          47,895
                        2005                              48
                        2006                              52
                        Thereafter                       109
                                                   ---------
                                                   $  48,180
                                                   =========

NOTE 5 -       Subordinated Debt

               In October  1997,  the Company  issued  $30.0  million of its 12%
Senior  Subordinated  Promissory  Notes  ("Notes")  with  interest  only payable semi-annually  on April 30 and October 31, due October 31, 2004.  The Notes were sold with  detachable  seven-year  warrants to purchase an  aggregate of 655,738 shares of the Company's  Common Stock at an exercise  price of $16.40 per share.
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

               In September  2001,  in connection  with the new credit  facility
(Note 4) certain  financial  covenants  governing  the Notes and the  Additional
Notes were waived as of June 30, 2001, and adjusted prospectively.

NOTE 6 -       Redeemable Preferred Stock

               In May 2000,  the Company sold 5,000 shares of its 8%  Cumulative
Convertible  Preferred Stock, no par value (the "Convertible  Preferred Stock"),
for  $1,000  per  share  (the  initial  "Liquidation  Preference").   Cumulative
dividends  are payable  quarterly  in arrears at the rate of 8% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash,  are added to the
Liquidation  Preference.  During  the years  ended June 30,  2000 and 2001,  the carrying  amount of the  Convertible  Preferred  Stock was  increased by $50 and
$416,  respectively,  for dividends accrued. Shares of the Convertible Preferred
Stock may be  converted  into shares of Common Stock at any time at a conversion price of $9.47 per share,  which represents a 20% premium to the average closing price of the Common Stock on the Nasdaq  National Market for the 20 trading days prior to May 12, 2000. In connection  with the sale,  costs in the amount of $65 were  charged to paid in  capital.  The  Convertible  Preferred  Stock  shall be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined)  of the  Company  (the date of such  redemption  being  the  "Mandatory
Redemption  Date")  at  an  amount  equal  to  the  then  effective  Liquidation
Preference  plus accrued and unpaid  dividends  thereon  from the last  dividend payment date to the Mandatory  Redemption Date, plus if the Mandatory Redemption
Date is on or prior to the fourth  anniversary of the issuance of the stock, the amount  of any  dividends  that  would  have  accrued  and been  payable  on the
Convertible  Preferred  Stock from the  Mandatory  Redemption  Date  through the fourth anniversary date.

               In addition,  outstanding  shares of Convertible  Preferred Stock vote on an "as converted basis" with the holders of the Common Stock as a single class on all matters  that the holders of the Common  Stock are entitled to vote upon.

NOTE 7 -       Shareholders' Equity

               (a)   Non-Qualified Stock Options and Warrants

                     In June 1995,  the  Company  granted a ten-year  warrant to purchase  84,917 shares of Common Stock at $5.00 per share to the Company's then current lending  institution in connection  with a refinancing.  On February 14,
2000, the lending  institution  exercised  warrants to purchase 57,385 shares of
Common Stock  pursuant to the cashless  exercise  contained in the warrants.  In connection  with the cashless  exercise,  warrants to purchase  27,532 shares of
Common Stock were cancelled.

                     In May 1997,  the  Company  granted a warrant  to  purchase
1,000,000  shares of Common Stock to BOC pursuant to the supply  agreement  (see
Note 13). In December 2000, BOC purchased  1,111,111  shares of Common Stock for
$9.00 per share. In addition,  the warrant was reduced to 400,000 shares. On the date of issuance of the Common  Stock,  the closing price of the Common Stock on the Nasdaq National Market was $8.00 per share. The warrant is exercisable at an exercise price of $17.00 per share until April 30, 2007.

                     In January 2001, the Company  granted to each  non-employee director  options for 10,000  shares of Common  Stock.  An  aggregate  of 50,000 options were granted at an exercise price equal to the average  closing price of the Common Stock on the Nasdaq  National Market for the 20 trading days prior to
January  2,  2001,  or  $7.82.  All  options  vest  in five  equal  installments commencing  in January  2001,  and have a ten-year  term.  As of June 30,  2001, options for 10,000 shares were exercisable.

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

               (b)   Stock Option Plans

                     The board of  directors  adopted  the 1995 Option Plan (the
"1995 Plan").  Under the 1995 Plan, the Company has reserved 1,550,000 shares of
Common Stock for  employees  of the  Company.  Under the terms of the 1995 Plan, options  granted may be either  incentive stock options or  non-qualified  stock options,  or both.  The exercise  price of incentive  options  shall be at least equal to 100% of the fair market value of the Company's Common Stock at the date of the grant,  and the exercise price of  non-qualified  stock options issued to employees  may not be less than 75% of the fair  market  value of the  Company's
Common  Stock at the date of the grant.  The maximum term for all options is ten years.  Options granted to date vest in three to five  installments over periods of three to four and one-half years. As of June 30, 1999, 2000 and 2001, options for  277,307  shares,  481,808  shares  and  581,499  shares  were  exercisable, respectively.  The  weighted-average  fair  value per share of  options  granted during the years ended June 30, 1999, 2000 and 2001 were $2.20, $3.06 and $4.30, respectively.  As of June 30, 2001, the  weighted-average  remaining life of the options was 7.10 years.

                     The following table summarizes the transactions pursuant to the 1995 Plan.

                                                                        Weighted-Average
                                         Shares     Exercise Price        Exercise Price
                                         ------     --------------      ----------------
        Outstanding at June 30, 1998     610,926          $9-$11.28        $   10.61
        Granted                          214,500           $5.50-$7        $    5.74
        Expired or canceled               21,200          $9-$11.25        $   10.40
                                       ---------       ------------        ---------
        Outstanding at June 30, 1999     804,226       $5.50-$11.28        $    9.32
        Granted                          315,000        $6.75-$7.50        $    6.79
        Expired or canceled               26,526       $5.50-$11.25        $    9.85
        Exercised                            966       $       5.50        $    5.50
                                       ---------       ------------        ---------
        Outstanding at June 30, 2000   1,091,734       $5.50-$11.28        $    8.58
        Granted                          372,000       $6.19-$11.95        $   10.39
        Expired or canceled               30,400       $5.50-$11.25        $    6.95
        Exercised                        262,999       $5.50-$11.25        $    7.79
                                       ---------       ------------        ---------
        Outstanding at June 30, 2001   1,170,335       $5.50-$11.95        $    9.38
                                       =========       ============        =========

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
As of June 30, 1999,  2000 and 2001 options for 8,000 shares,  16,000 shares and
22,000 shares were exercisable,  respectively.  The weighted-average  fair value per share of options granted during the years ended June 30, 1999, 2000 and 2001
were  $2.58,  $2.37  and  $3.87,   respectively.   As  of  June  30,  2001,  the
weighted-average remaining life of the options was 8.06 years.

                                                                         Weighted-Average
                                       Shares         Exercise Price       Exercise Price
                                       ------         --------------       --------------
        Outstanding at June 30, 1998   22,000          $9.00-$12.50            $ 9.95
        Granted                        18,000           $6.06-$8.94            $ 7.21
        Expired or canceled            10,000                 $9.00            $ 9.00
                                       ------          ------------            ------
        Outstanding at June 30, 1999   30,000          $6.06-$12.50            $ 8.63
        Granted                         6,000                 $7.00            $ 7.00
        Expired or canceled             4,000                 $8.94            $ 8.94
                                       ------          ------------            ------
        Outstanding at June 30, 2000   32,000          $6.06-$12.50            $ 8.28
        Granted                        24,000          $7.13-$13.25            $ 8.97
        Exercised                       2,000                 $8.94            $ 8.94
                                       ------          ------------            ------
        Outstanding at June 30, 2001   54,000          $6.06-$13.25            $ 8.56
                                       ======          ============            ======

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

            Statement of Financial  Accounting Standards No. 123, Accounting for
Stock-Based  Compensation,  defines a fair value based method of accounting  for stock options.  The Statement allows an entity to continue to measure cost using the  accounting  method  prescribed by APB Opinion No. 25,  Accounting for Stock
Issued  to  Employees,  and to make pro  forma  disclosures  of net  income  and earnings  per share as if the fair value  based  method of  accounting  had been applied.  The fair value of each option  grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 2000 and 2001;  expected  volatility of 39% to 40%, risk-free interest rate of 4.3% to 6.6%,  expected dividend yield of 0% and  expected  lives  of one to  five  years.  The  Company  presents  the following pro forma disclosures for employee stock options:

                                                              Years Ended June 30,
                                                              --------------------
                                                           2001       2000        1999
                                                           ----       ----        ----
        Net (loss) available to common shareholders   $   (16,387)   $(9,766)   $(9,463)

        Net (loss) per common share                       $ (2.07)   $ (1.35)   $ (1.31)
                                                          =======    =======    =======

        Weighted average number of common and
            common equivalent shares outstanding            7,926      7,238      7,217
                                                          =======    =======    =======

            The pro forma  adjustment for stock based  compensation  costs under
SFAS 123 for the years ending 1999,  2000 and 2001 is  approximately  $530, $333 and $486,  respectively.  No stock  based  compensation  was  recognized  in the financial statements pursuant to APB Opinion No. 25.

NOTE 8 -    Earnings per Share

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
Common equivalent shares for stock options and warrants  calculated  pursuant to the treasury stock method for the years ended June 30, 2001,  2000 and 1999 were
411,238  shares,  438,131 shares and 52,668 shares,  respectively.  These shares were not  included  in diluted EPS  because  they would have been  antidilutive.
Additionally,  options and warrants to purchase  400,000 shares,  43,715 shares, and 36,000 shares for $17.00 per share,  $16.40 per share, and $13.25-$14.64 per share, respectively,  were outstanding during all or a portion of the year ended
June 30, 2001, and options and warrants to purchase  1,000,000 shares and 43,715 shares for $17.00 per share and $16.40 per share, respectively, were outstanding during  the year  ended June 30,  2000 and  options  and  warrants  to  purchase
1,075,000 shares,  655,738 shares and 36,000 shares for $17.00-$17.50 per share,
$16.40 per share and  $12.50-$14.64  per share,  respectively,  were outstanding during all or a portion of the year ended June 30,  1999,  but were not included in the  computation  of diluted EPS because  the options and  warrants  exercise price was greater than the average market price of the common shares.  Also, not included in the computation of diluted EPS for the years ended June 30, 2001 and
2000,  were 577,191 and 533,262 shares,  respectively,  of Common Stock issuable upon conversion of 5,000 shares of Convertible Preferred Stock issued during the year ended June 30, 2000, because the effect would be antidilutive.

                                                             Years Ended June 30,
                                                             --------------------
                                                        2001         2000       1999
                                                        ----         ----       ----

Net Loss                                              $(15,485)   $ (9,383)   $ (8,933)
Preferred Stock dividends                                 (416)        (50)       --
                                                      --------    --------    --------
Net (loss) available for common shareholders          $(15,901)   $ (9,433)   $ (8,933)
                                                      ========    ========    ========
Weighted average outstanding shares of Common Stock      7,926       7,238       7,217
                                                      ========    ========    ========
Net loss per share - basic and diluted                $  (2.01)   $  (1.30)   $  (1.24)
                                                      ========    ========    ========

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 9 -    Income Taxes

            The  tax  effects  of  temporary   differences  that  give  rise  to
significant  portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                      June 30,
                                                                      --------
                                                                 2001          2000
                                                                 ----          ----

           Deferred tax assets:
                  Allowance for doubtful accounts              $    877    $    234
                  Amortization expense                              822         730
                  Other                                              17          10
                  Net operating loss carryforwards               30,275      24,368
                                                               --------    --------
                        Total gross deferred tax assets          31,991      25,342
           Less valuation allowance                             (14,487)     (9,796)
                                                               --------    --------
                  Net deferred tax assets                        17,504      15,546
                                                               --------    --------
           Deferred tax liabilities:
                  Depreciation expense                          (17,504)    (15,546)
                                                               --------    --------
                        Total gross deferred tax liabilities    (17,504)    (15,546)
                                                               --------    --------
          Net deferred taxes                                   $   --      $   --
                                                               ========    ========

            At June 30, 2001, the Company had net operating  loss  carryforwards for Federal income tax purposes of approximately $86,501, which are available to offset future Federal  taxable  income,  if any, in varying amounts through June
2021. The net change in the total  valuation  allowance for the years ended June
30, 2001 and 2000 was an increase of $4,691 and $3,560, respectively.

NOTE 10 -   Related Party Transactions

            The Company  entered  into leases with the chairman of the board for certain  warehouse/depots  and office  facilities  with future annual rentals of approximately:

                     Year Ending
                       June 30,
                       --------

                         2002                $   317
                         2003                    303
                         2004                    277
                         2005                    277
                         2006                    275
                         Thereafter            1,281
                                             -------
                                             $ 2,730
                                             =======

            Rental  expense  was  $340,  $305 and $275 in 2001,  2000 and  1999, respectively, under these leases.

NOTE 11 -   Lease Commitments

            The Company leases office equipment,  trucks and warehouse/depot and office  facilities under operating leases (including  related party leases,  see
Note 10) that expire at various  dates  through June 2007.  Primarily all of the leases contain renewal  options and  escalations  for real estate taxes,  common charges, etc. Future minimum lease payments under noncancelable operating leases
(that  have  initial  noncancelable  lease  terms in  excess of one year) are as follows:

                     Year Ending
                       June 30,
                       --------

                         2002                $ 4,604
                         2003                  3,480
                         2004                  1,916
                         2005                    919
                         2006                    569
                         Thereafter            1,314
                                             -------
                                             $12,802
                                             =======

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

            Total  rental  costs  under  non-cancelable   operating  leases  was
approximately $4,856, $4,670 and $4,386 in 2001, 2000 and 1999, respectively.

NOTE 12 -   Concentration of Credit and Business Risks

            The Company's business activity is with customers located within the
United  States.  For each of the years  ended June 30,  2001,  2000 and 1999 the
Company's   sales  to  customers  in  the  food  and  beverage   industry   were
approximately 99%.

            There were no customers  that accounted for greater than 2% of total sales  for each of the three  years  ended  June 30,  2001,  nor were  there any customers  that  accounted for greater than 5% of total  accounts  receivable at
June 30, 2001 or 2000.

            The  Company  purchases  new bulk  CO2  systems  from the two  major manufacturers  of  such  systems.  The  inability  of both or  either  of  these manufacturers  to deliver new systems to the Company  could cause a delay in the
Company's  ability to fulfill the demand for its services and a possible loss of sales, which could adversely affect operating results.

NOTE 13 -   Commitments and Contingencies

            In May 1997, the Company  entered into an exclusive  ten-year carbon dioxide supply agreement with The BOC Group, Inc. ("BOC"). The agreement ensures readily  available  high quality CO2 as well as relatively  stable liquid carbon dioxide prices.  Pursuant to the agreement,  the Company purchases virtually all of  its  liquid  CO2  requirements  from  BOC.  The  agreement  contains  annual adjustments  over the prior  contract  year for an  increase  or decrease in the
Producer  Price Index for  Chemical and Allied  Products  ("PPI") or the average percentage  increase  in the  selling  price  of bulk  merchant  carbon  dioxide purchased  by BOC's  large,  multi-location  beverage  customers  in the  United
States.  However,  such increases shall not exceed 3% per year in the first five contract years.

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

                                                                    June 30,
                                                                    --------
                                                                2001         2000
                                                              -------      -------

            Cash and cash equivalents                        $    626      $    279
            Long-term debt, including current maturities       48,180        53,113
            Subordinated debt                                  39,166        38,969

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 15 -   Selected Quarterly Financial Data (unaudited)

                                       1st Quarter           2nd Quarter             3rd Quarter                  4th Quarter
                                       -----------           -----------             -----------                  -----------
                                    2001        2000       2001        2000        2001        2000           2001         2000
                                    ----        ----       ----        ----        ----        ----           ----         ----

Net sales                        $ 16,113    $ 13,595    $ 16,432    $ 13,694    $ 17,028    $ 14,812    $ 18,060    $ 15,850
Gross profit (b)                    8,185       6,772       8,466       7,120       9,091       7,609       9,061       8,267
Net (loss)                         (2,392)     (2,380)     (2,329)     (2,165)     (1,799)     (2,246)     (8,965)     (2,592)

Basic and diluted earnings per
  common share

      Net (loss)                 $  (0.34)   $  (0.33)   $  (0.32)   $  (0.30)   $  (0.23)   $  (0.31)   $  (1.07)   $ (0.36)

                (a) Per common  share  amounts for the  quarters  have each been calculated separately.  Accordingly, quarterly amounts may not add to total year earnings  per  share  because  of  differences  in  the  average  common  shares outstanding during each period.

                (b) Gross  profit  as  presented  herein,  for each of the first three  quarters  of the years ended June 30,  2001 and 2000,  differs  from that previously  reported in the Company's Forms 10-Q due to the  reclassification as of June 30, 2001, of the loss on asset disposal.  Previously, losses on disposal of assets  was  reported  as a  component  of either  cost of sales or  selling, general and administrative  expenses;  presently,  such losses are reported as a separate component of costs and expenses. The effect of the reclassification was to increase  the gross  profit by $149,  $241 and $318 for the 1st,  2nd and 3rd quarters of the year ended June 30, 2001,  respectively,  and by $173,  $171 and
$207 for the comparable quarters of the year ended June 30, 2000, respectively.

                (c) During the fourth  quarter  of fiscal  2001,  the  Company's management  continued to monitor and evaluate the  collectibility  and potential impairment of its assets, in particular,  accounts  receivable and certain fixed assets. In connection  therewith,  an additional allowance for doubtful accounts of $1,692 and reserves and  write-downs  on fixed assets of $3,926 were recorded in the fourth  quarter.  The  potential  uncollectibility  of  certain  accounts receivable and the related increase in the allowance for doubtful  accounts came to light as a result of the Company having  experienced  several problems in the billing  (specifically due to inaccurate  address  information on customers) and cash application areas.  Management  believes that the factors that gave rise to this situation  have been addressed to prevent a reoccurrence  of the problem in the future.  The reserves and  write-downs on fixed assets were primarily due to the  Company's  decision,  reached  during the fourth  quarter,  to focus on the placement  of  larger  tanks  on  a  prospective  basis  (Note  2)  and  a  more conservative  approach of immediately  removing tanks upon service  termination, compared to the prior  practice of leaving a tank in place when  prospects for a new customer at the same location appeared likely, in an effort to enhance asset control and utilization.  Additionally,  the Company recorded $466 in recruiting expense,  moving expense and severance pay in connection with its new management team. It is management's opinion that these adjustments are properly recorded in the fourth quarter based upon facts and  circumstances  that became available in that period.

                                   NUCO2 INC.
                                   Schedule II
                        Valuation and Qualifying Accounts
                                  In Thousands

                                  Column B          Column C - Additions            Column D      Column E
                                  --------          --------------------            --------      --------
                                  Balance at       Charge to      other
                                 beginning of      costs and    Charged to                       Balance at
                                    period         expenses    other accounts      Deductions  end of period
                                 ------------      --------    --------------      ----------  -------------
Year ended June 30, 1999
   Allowance for doubtful accounts   $  395       $  665         $     --          $  502        $  558
Year ended June 30, 2000
   Allowance for doubtful accounts   $  558       $  445         $     --          $  381        $  622
Year ended June 30, 2001
   Allowance for doubtful accounts   $  622       $3,061         $     --          $1,177        $2,506

