Form 10-Q
period 2001-09-30
NUCO2 INC /FL
filed 2001-11-13
CIK 947577

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/X/    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

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

                    CLASS                      OUTSTANDING AT SEPTEMBER 30, 2001
                    -----                      ---------------------------------
        Common Stock, $.001 par value                 8,656,125 shares

                                   NUCO2 INC.

                                      INDEX

  PART I.       FINANCIAL INFORMATION

  ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Balance Sheets as of September 30, 2001 and     3
                   June 30, 2001

                Consolidated Statements of Operations for the Three Months
                   Ended September 30, 2001 and September 30, 2000           4

                Consolidated Statement  of Shareholders' Equity for the
                   Three Months Ended September 30, 2001                     5

                Consolidated Statements of Cash Flows for the Three
                   Months  Ended September 30, 2001 and September 30, 2000   6

                Notes to Consolidated Financial Statements                   7

  ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     11
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES                    16
                   ABOUT MARKET RISK

  PART II.      OTHER INFORMATION

  ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                            16

  SIGNATURES                                                                17

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                   NUCO2 INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                          SEPTEMBER 30, 2001       JUNE 30, 2001
                                                                          ------------------       -------------
                                                                              (unaudited)

Current assets:
    Cash and cash equivalents                                                $     769              $     626
    Trade accounts receivable, net of allowance for doubtful
        accounts of $2,615 and $2,506, respectively                              8,279                  7,312
    Inventories                                                                    213                    199
    Prepaid expenses and other current assets                                    1,965                  1,218
                                                                             ---------              ---------
        Total current assets                                                    11,226                  9,355
                                                                             ---------              ---------

Property and equipment, net                                                    100,317                100,370
                                                                             ---------              ---------

Other assets:
    Goodwill and customer lists, net                                            20,268                 20,268
    Restrictive covenants, net                                                   1,567                  1,672
    Deferred charges, net                                                        2,973                  2,079
    Deferred lease acquisition costs, net                                        3,329                  3,426
    Other assets                                                                   597                    412
                                                                             ---------              ---------
                                                                                28,734                 27,857
                                                                             ---------              ---------
           Total assets                                                      $ 140,277              $ 137,582
                                                                             =========              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                     $      37              $      36
    Accounts payable                                                             4,544                  2,958
    Accrued expenses                                                             1,985                  2,504
    Accrued interest                                                             2,501                  1,343
    Accrued payroll                                                                468                    880
    Other current liabilities                                                      420                    414
                                                                             ---------              ---------
        Total current liabilities                                                9,955                  8,135

Long-term debt, less current maturities                                         50,284                 48,144
Subordinated debt                                                               39,215                 39,166
Customer deposits                                                                2,876                  2,689
                                                                             ---------              ---------
        Total liabilities                                                      102,330                 98,134
                                                                             ---------              ---------

Commitments and contingencies
Redeemable preferred stock                                                       5,576                  5,466
                                                                             ---------              ---------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
        5,000 shares issued and outstanding                                       --                     --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 8,656,125 shares at September 30, 2001
        and 8,651,125 shares at June 30, 2001                                        9                      9
    Additional paid-in capital                                                  76,219                 76,290
    Accumulated deficit                                                        (43,381)               (41,974)
    Accumulated other comprehensive loss                                          (476)                  (343)
                                                                             ---------              ---------
        Total shareholders' equity                                              32,371                 33,982
                                                                             ---------              ---------
           Total liabilities and shareholders' equity                        $ 140,277              $ 137,582
                                                                             =========              =========

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                      2001         2000*
                                                      ----         ----

Net sales                                          $ 18,089    $ 16,113

Costs and expenses:
    Cost of products sold                             8,814       8,013
    Selling, general and administrative expenses      3,551       3,383
    Depreciation and amortization                     3,898       4,244
    Loss on asset disposals                             266         173
                                                   --------    --------
                                                     16,529      15,813
                                                   --------    --------

    Operating income                                  1,560         300

    Interest expense, net                             2,171       2,692
                                                   --------    --------

    Net loss before extraordinary item                 (611)     (2,392)
    Extinguishment of debt, net of tax                  796        --
                                                   --------    --------

    Net  loss                                      $ (1,407)   $ (2,392)
                                                   ========    ========

Basic and diluted earnings per share (Note 2):

    Net loss before extraordinary item             $  (0.09)   $  (0.34)
    Extraordinary item, extinguishment of debt        (0.09)       --
                                                   --------    --------

Basic and diluted earnings per share               $  (0.18)   $  (0.34)
                                                   ========    ========

    Weighted average number of common and common
      equivalent shares outstanding:

        Basic and diluted                             8,651       7,275
                                                   ========    ========

*Restated to conform to current year's classification.

                                   NUCO2 INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                                        Accumulated
                                                             Additional                    Other        Total
                                           Common Stock        Paid-In    Accumulated  Comprehensive Shareholders'
                                       Shares        Amount    Capital      Deficit         Loss       Equity
                                       ------        ------    -------      -------         ----       ------
Balance, June 30, 2001                8,651,125   $       9   $  76,290    $ (41,974)   $    (343)   $  33,982
Redeemable preferred stock dividend        --          --          (110)        --           --           (110)
Issuance of common stock -
  exercise of options                     5,000        --            39         --           --             39
Net loss                                   --          --          --         (1,407)        --         (1,407)
Other comprehensive expense:
  Interest rate swap transaction           --          --          --           --           (133)        (133)
                                                                                                     ---------
Total comprehensive loss                   --          --          --           --           --         (1,540)
                                      ---------   ---------   ---------    ---------    ---------    ---------
Balance, September 30, 2001           8,656,125   $       9   $  76,219    $ (43,381)   $    (476)   $  32,371
                                      =========   =========   =========    =========    =========    =========

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                   --------------------------------
                                                                          2001           2000*
                                                                          ----           -----

Cash flows from operating activities:

    Net loss                                                            $ (1,407)   $ (2,392)

    Adjustments  to  reconcile  net  loss  to net  cash  provided by  operating activities:
              Depreciation and amortization of property and equipment      3,137       2,993
              Amortization of other assets                                   761       1,251
              Amortization of original issue discount                         49          55
              Loss on disposals                                              266         173
              Loss on early extinguishment of debt                           796        --
              Changes in operating assets and liabilities:
              Decrease (increase) in:
                   Trade accounts receivable                                (967)        (39)
                   Inventories                                               (14)         (8)
                   Prepaid expenses and other current assets                (747)       (114)
              Increase (decrease) in:
                   Accounts payable                                        1,586        (110)
                   Accrued expenses                                         (606)        346
                   Accrued payroll                                          (412)         25
                   Accrued interest                                        1,024         741
                   Other current liabilities                                   6          68
                   Customer deposits                                         187         175
                                                                        --------    --------

              Net cash provided by operating activities                    3,659       3,164
                                                                        --------    --------

Cash flows from investing activities:
    Purchase of property and equipment                                    (3,254)     (3,803)
    Increase in deferred lease acquisition costs                            (227)       (353)
    Increase in other assets                                                (166)        (73)
                                                                        --------    --------
           Net cash used in investing activities                          (3,647)     (4,229)
                                                                        --------    --------

Cash flows from financing activities:
    Repayment of long-term debt                                          (47,860)         (8)
    Proceeds from issuance of long-term debt                              50,000       1,000
    Exercise of stock options                                                 39        --
    Increase in deferred charges                                          (2,048)         (8)
                                                                        --------    --------
        Net cash provided by financing activities                            131         984
                                                                        --------    --------

Increase (decrease) in cash and cash equivalents                             143         (81)
Cash and cash equivalents at the beginning of period                         626         279
                                                                        --------    --------
Cash and cash equivalents at the end of period                          $    769    $    198
                                                                        ========    ========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
        Interest                                                        $  1,103    $  1,896
                                                                        ========    ========
        Income taxes                                                    $   --      $   --
                                                                        ========    ========

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

            The financial  information included in this report has been prepared in  conformity  with the  accounting  principles  and methods of applying  those accounting  principles,  reflected in the consolidated  financial statements for the  fiscal  year  ended  June 30,  2001  included  in Form 10-K  filed with the
Securities and Exchange Commission.

            All  adjustments  necessary for a fair  statement of the results for the interim periods presented have been recorded.  This quarterly report on Form
10-Q  should  be  read in  conjunction  with  the  Company's  audited  financial statements for the fiscal year ended June 30, 2001. The consolidated  results of operations  for the periods  presented  are not  necessarily  indicative  of the results to be expected for the full fiscal year.

Note 2.     Net Loss per Common Share

            Basic loss per common  share has been  computed by dividing  the net loss, after giving effect to preferred stock dividends,  by the weighted average number of common shares outstanding  during the period.  Diluted loss per common share has been  computed on the basis of the weighted  average  number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent  shares for stock  options and  warrants  calculated  pursuant to the treasury  stock  method were not  included in diluted  earnings per common share
because  they  would  have  been  anti-dilutive.   Also,  not  included  in  the
computation  of diluted  earnings per common share was the effect of outstanding shares of  redeemable  preferred  stock  (See  Note 5) using the "if  converted"
method, because the effect would be anti-dilutive.

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                                  2001       2000
                                                                  ----       ----

          Net loss                                              $(1,407)   $(2,392)
          Redeemable preferred stock dividend                      (110)      (101)
                                                                -------    -------
          Net loss available for common shareholders            $(1,517)   $(2,493)
                                                                =======    =======

          Weighted average outstanding shares of common stock     8,651      7,275
          Loss per share - basic and diluted                    $ (0.18)   $ (0.34)
                                                                =======    =======

Note 3.     Long-Term Debt

            In September  2001, the Company  entered into a $60.0 million second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended  Credit  Facility").  Pursuant to the  Amended  Credit  Facility,  the
Company  may  request,  at any time absent a default,  that the  Amended  Credit
Facility  be  increased  by an  additional  $15.0  million  to a total  of $75.0 million. This new facility replaced the Company's prior facility,  which was due to expire in May 2002. The Amended Credit Facility  contains  interest rates and an unused  commitment fee based on a pricing grid calculated  quarterly on total debt to annualized  EBITDA (as  defined).  The Company is entitled to select the
Base Rate or LIBOR,  plus applicable  margin,  for principal  drawings under the
Amended Credit  Facility.  The applicable  LIBOR margin  pursuant to the pricing grid ranges from 2.50% to 3.50%, the applicable  unused  commitment fee pursuant to the  pricing  grid  ranges  from .375% to .50% and the  applicable  Base Rate margin pursuant to the pricing grid ranges from 1.50% to 2.50%. Interest only is payable  periodically  until the expiration of the Amended Credit Facility.  The
Amended Credit Facility is collateralized by substantially all of the Company's assets. Additionally, the Company is precluded from declaring or paying any cash dividends,  except the  Company  may accrue and  accumulate,  but not pay,  cash dividends on the  redeemable  preferred  stock (see Note 5). The Company is also required to meet certain affirmative and negative covenants  including,  but not limited to, financial  covenants.  The Amended Credit Facility expires September
30,  2003  and  accordingly,  the  Company  has  classified  its  borrowings  as long-term.

            A total of $50.0  million  was  outstanding  pursuant to the Amended
Credit  Facility  with  interest  at 3.5% above LIBOR  (6.09125%  to 6.16375% at
September 30, 2001).

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

            The  Company  uses  derivative  instruments  to manage  exposure  to interest rate risks.  The Company's  objectives for holding  derivatives  are to minimize the risks using the most  effective  methods to eliminate or reduce the impacts of this  exposure.  On August  31,  2000,  the  Company  entered  into a two-year  interest rate swap  transaction  (the "Swap"),  as required  under its prior credit facility, with a notional amount of $10.0 million as a hedge of the variable interest rate debt outstanding under its credit facility. The effective date of the Swap is  September  1, 2000,  and it was  scheduled  to terminate on
September 3, 2002.  On September  28,  2001,  the Company  amended the Swap to a notional amount of $12.5 million and the termination date to September 28, 2003.
In addition,  the Company's  fixed interest rate under the Swap was amended from
7% to 5.23% per annum. Under the Swap, the Company pays a fixed interest rate of
5.23% per annum and receives a LIBOR-based floating rate.

            The Swap,  which is designated as a cash flow hedge, is deemed to be a highly  effective  transaction,  and  accordingly  the cumulative  loss on the derivative  instrument is reported as a component of other  comprehensive  loss.
For the three months ended  September 30, 2001,  the Company  recorded a loss of
$133, representing the difference between mark to market, as other comprehensive expense.  The net derivative loss will be classified into earnings over the term of the underlying cash flow hedge.

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

            In September 2001, in connection  with the Amended Credit  Facility, certain  financial  covenants  governing the Notes and the Additional Notes were adjusted prospectively.

Note 5.     Redeemable Preferred Stock

            In May 2000,  the  Company  sold 5,000  shares of its 8%  Cumulative
Convertible  Redeemable Preferred Stock, no par value (the "Redeemable Preferred
Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends  are payable  quarterly  in arrears at the rate of 8% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash,  are added to the
Liquidation Preference.  During the fiscal year ended June 30, 2001, and for the three months ended  September  30, 2001,  the carrying  amount (and  Liquidation
Preference)  of the Redeemable  Preferred  Stock was increased by $416 and $110, respectively,  for dividends accrued.  Shares of the Redeemable  Preferred Stock may be converted  into shares of common stock at any time at a conversion  price of $9.47 per share,  which represents a 20% premium to the average closing price of the common stock on the Nasdaq  National Market for the 20 trading days prior to May 12, 2000.  In connection  with the sale,  costs in the amount of $65 were charged to paid-in capital.  The Redeemable Preferred Stock shall be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined) of the Company (the date of such redemption being the "Mandatory  Redemption Date")
at an amount equal to the then effective Liquidation Preference plus accrued and unpaid  dividends  thereon from the last dividend  payment date to the Mandatory
Redemption  Date,  plus if the Mandatory  Redemption  Date is on or prior to the fourth  anniversary  of the issuance of the stock,  the amount of any  dividends that would have accrued and been payable on the Redeemable  Preferred Stock from the Mandatory Redemption Date through the fourth anniversary date.

            In addition,  outstanding shares of Redeemable  Preferred Stock vote on an "as  converted  basis"  with the  holders of the common  stock as a single class on all matters  that the holders of the common  stock are entitled to vote upon.

Note 6.     Accounting Pronouncements

            In June 2001,  the FASB issued  Statement  of  Financial  Accounting
Standard  No. 141 ("SFAS  141"),  "Business  Combinations,"  which  requires all business  combinations  initiated  after June 30, 2001 to be accounted for under the  purchase  method.  SFAS 141 also sets forth  guidelines  for  applying  the purchase  method  of  accounting  in the  determination  of  intangible  assets, including  goodwill  acquired in a business  combination,  and expands financial disclosures  concerning business  combinations  consummated after June 30, 2001.
The  application  of SFAS  141 did not  affect  any of our  previously  reported amounts included in goodwill and customer lists or other intangible assets.

            In June 2001,  the FASB issued  Statement  of  Financial  Accounting
Standard No. 142 ("SFAS 142"),  "Goodwill and Other Intangible Assets." SFAS 142
changes the accounting for goodwill and intangible  assets with indefinite lives from an amortization method to an impairment  approach.  Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill and  customer  lists,  including  goodwill  recorded in prior  business combinations,  will cease prospectively upon the adoption of the standard, which the Company adopted for the fiscal year beginning July 1, 2001. The Company will complete its initial assessment of the impairment using the requirements of SFAS
142 by the end of the second  quarter of the fiscal year  ending June 30,  2002.
However,  management  does  not  believe  that a  material  adjustment  will  be necessary upon completion of this initial assessment.  The information presented below could be adjusted based on the results of this initial assessment.

            The following financial  information is presented as if SFAS 142 was adopted at the beginning of the quarter ended September 30, 2000:

                                                      September 30,       September 30,
                                                          2001                2000
                                                      -------------       -------------

          Reported net loss                               $ (1,407)          $ (2,392)
          Goodwill and customer list amortization             --                  519
                                                          --------           --------

          Adjusted net loss                               $ (1,407)          $ (1,873)
                                                          ========           ========

          Goodwill and customer lists, net                $ 20,268           $ 22,824
                                                          ========           ========

          Basic and diluted loss per share:
                Reported net loss                         $  (0.18)          $  (0.34)
                Goodwill and customer list amortization       --                 0.07
                                                          --------           --------

          Adjusted net loss                               $  (0.18)          $  (0.27)
                                                          ========           ========

            The  financial  information  for  acquired  intangible  assets is as follows:

                                               September 30,     June 30,
                                                   2001           2001
                                               ------------      --------
          Amortized intangible assets:
            Restrictive covenants:
                Original cost                     $3,110         $3,110
                Accumulated amortization          $1,543         $1,438

      Amortization  expense  for  the  quarter  ended  September  30,  2001  was approximately  $104,000 and annual  estimated  amortization  for the restrictive covenants is as follows:

                         ESTIMATED AMORTIZATION EXPENSE

                         Fiscal 2002        $367,000
                         Fiscal 2003        $300,000
                         Fiscal 2004        $282,000
                         Fiscal 2005        $279,000
                         Fiscal 2006        $226,000

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
TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL
PERSONNEL.  THE FORWARD-LOOKING  STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM
10-Q AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING  STATEMENTS OR TO
UPDATE THE REASONS WHY ACTUAL  RESULTS COULD DIFFER FROM THOSE  PROJECTED IN THE
FORWARD-LOOKING STATEMENTS.

Overview

            We are the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages.  As of September
30, 2001,  we operated a national  network of 95 service  locations in 45 states servicing approximately 70,000 bulk and high pressure customers.  Currently, 99%
of  fountain  beverage  users in the  continental  United  States are within our present service area. Historically,  due to a combination of internal growth and acquisitions,  we have  experienced  high levels of growth in terms of number of customers  and net sales,  averaging 30% to 40% per year from 1998 through 2001.
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

             Generally,  our experience  has been that as our service  locations mature their gross profit  margins  improve as a result of their volume  growing while fixed costs remain essentially unchanged.  New service locations typically operate at low or negative  gross  margins in the early  stages and detract from our highly profitable service locations in mature markets.  For the three months ended  September  30, 2001,  and  September  30,  2000,  sixteen and nine of our service locations, respectively, had gross margins in excess of 60%. Fiscal 2001 was a year of  transition  for us in which we achieved  significant  progress in better positioning  ourselves for the next phase of growth. We continue to focus on  improving  operating  effectiveness,  increasing  prices  and  strengthening management.  We anticipate that these initiatives will contribute  positively to all areas of our Company.

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

            Cost of products  sold is comprised of  purchased  CO2,  vehicle and service location costs associated with the storage and delivery of CO2. Selling, general and administrative expenses consist of wages and benefits,  dispatch and
communications   costs,   as  well  as  expenses   associated   with  marketing,
administration,  accounting and employee  training.  Consistent with the capital intensive  nature  of  our  business,  we  incur  significant  depreciation  and amortization expenses.  These stem from the depreciation of our bulk CO2 systems
and  related  installation  costs,   amortization  of  sales  commissions,   and
amortization of deferred financing costs and other intangible assets.

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

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base  of bulk  CO2  systems.  The  cost  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in significant accumulated net losses of $43.4 million at September 30,
2001.

Results of Operations

             The  following  table sets forth,  for the periods  indicated,  the percentage relationship which various items bear to net sales:

                                                      Three Months Ended
                                                       September 30,

                                                      2001       2000
                                                      ----       ----
     Income Statement Data:

     Net sales ..................................     100.0%    100.0%
     Cost of products sold ......................      48.7      49.7
     Selling, general and administrative expenses      19.6      21.0
     Depreciation and amortization ..............      21.6      26.3
     Loss on asset disposals ....................       1.5       1.1
                                                    -------   -------
     Operating income ...........................       8.6       1.9
     Interest expense, net ......................      12.0      16.7
                                                    -------   -------

     Net loss before extraordinary item .........      (3.4)    (14.8)
     Loss on extinguishment of debt .............      (4.4)      --
                                                    -------   -------

     Net loss ...................................      (7.8)%   (14.8)%
                                                    =======   =======

     Other Data:
     EBITDA .....................................      30.2%     28.2%
                                                    =======   =======

Three Months Ended  September 30, 2001 Compared to Three Months Ended  September
30, 2000

Net Sales

            Net sales  increased $2.0 million,  or 12.3%,  from $16.1 million in
2000 to $18.1  million in 2001.  The  increase in sales is primarily a result of improved customer pricing which began in November 2000 and overall growth in the customer base.

Cost of Products Sold

            Costs of products  sold  increased by $0.8 million,  or 10.0%,  from
$8.0 million in 2000 to $8.8 million in 2001,  and as a percentage of net sales, decreased from 49.7% in 2000 to 48.7% in 2001.  CO2 purchases  increased by $0.2 million from $2.4  million in 2000 to $2.6 million in 2001,  and as a percentage of net sales, decreased from 15.0% in 2000 to 14.1% in 2001. The dollar increase is attributable  to increased  purchases of CO2, offset by lower per pound costs based on increased volume purchases, and the percentage decrease is attributable to lower  costs per pound.  Operational  wages and  benefits  increased  by $0.6 million from $2.4  million in 2000 to $3.0 million in 2001,  and as a percentage of net sales,  increased  from 14.9% in 2000 to 16.9% in 2001. The increases are primarily  attributable to increased field  management  personnel to enhance the effectiveness  and  efficiencies  of our depots  locally.  We will  continue  to increase field management personnel during fiscal 2002.

Selling, General and Administrative Expenses

            Selling,  general  and  administrative  expenses  increased  by $0.2 million,  or 4.9%,  from  $3.4  million  in 2000 to $3.6  million  in 2001,  and decreased as a percentage of net sales from 21.0% in 2000 to 19.6% in 2001.  The increases  are  attributable  to an increase in selling  wages and  benefits and advertising.  Selling  wages and  benefits  increased  by $0.1 million from $0.4 million in 2000 to $0.5 million in 2001. These costs include wages, benefits and relocation  fees  associated  with the hiring of incremental  sales  management.
Advertising   expense   increased  by  $0.1  million  and  is   attributable  to
non-recurring advertising discounts recorded in 2000.

Depreciation and Amortization

            Depreciation and amortization decreased from $4.2 million in 2000 to
$3.9  million  in  2001.  As  a  percentage  of  net  sales,   depreciation  and
amortization expense decreased from 26.3% in 2000 to 21.6% in 2001. Depreciation expense  increased from $3.0 million in 2000 to $3.1 million in 2001 principally due to the  increase  in bulk CO2  systems  leased  to  customers.  Amortization expense  decreased  by $0.5 million from $1.3 million in 2000 to $0.8 million in
2001.  The  decrease  in  amortization  expense is a result of our  adoption  of
Statement of Financial  Accounting Standard No. 142 ("SFAS 142"),  "Goodwill and
Other Intangible Assets."

Loss on Asset Disposals

            Loss on asset disposals  increased $0.1 million from $0.2 million in
2000 to $0.3 million in 2001,  and as a percentage of net sales,  increased from
1.1% in 2000  to 1.5% in  2001.  The  dollar  increase  is  attributable  to the write-off of capitalized costs upon service termination from customers.

Operating Income

            Operating income increased by $1.3 million from $0.3 million in 2000 to $1.6  million  in  2001.  As a  percentage  of net  sales,  operating  income increased from 1.9% in 2000 to 8.6% in 2001.

Interest Expense

            Interest expense,  net, decreased by $0.5 million, from $2.7 million in 2000 to $2.2 million in 2001, and decreased as a percentage of net sales from
16.7% in 2000 to 12.0%  in 2001.  The  dollar  decrease  is  attributable  to an overall decline in interest rates and lower average debt levels.

Extraordinary Item

            Extraordinary item,  extinguishment of debt, totaled $0.8 million in
2001. This charge is  attributable to the write-off of deferred  charges related to our prior credit  facility.  The refinancing of our prior credit facility was announced during the quarter (see Note 3 to Consolidated Financial Statements).

Net Loss

            For the reasons described above, net loss decreased by $1.0 million, or 41.2%,  from $2.4 million in 2000 to $1.4 million in 2001.  No provision  for income tax expense in either the 2000 period or 2001 period has been made due to historical net losses.

EBITDA

            For the reasons  described  above,  EBITDA,  representing  operating income plus  depreciation  and  amortization,  increased by  approximately  $0.9 million,  or  20.1%,  from  $4.5  million  in 2000 to $5.5  million  in 2001 and increased as a percentage of net sales from 28.2% to 30.2%.

Liquidity and Capital Resources

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into
service  at  customers'   sites;   (2)  payments  of  interest  on   outstanding
indebtedness;  and (3) working capital. Whenever possible, we seek to obtain the use of vehicles,  land, buildings,  and other office and service equipment under operating leases as a means of conserving  capital. As of September 30, 2001, we anticipate  making cash capital  expenditures of approximately  $10.0 million to
$15.0  million  during the remaining  nine months of fiscal 2002,  primarily for purchases  of bulk CO2 systems that we expect to place into  service.  Once bulk
CO2 systems are placed into service, we generally experience positive cash flows on a  per-unit  basis,  as there are  minimal  additional  capital  expenditures required for ordinary operations. In addition to capital expenditures related to internal growth,  we review  opportunities to acquire bulk CO2 service accounts, and may  require  cash in an amount  dictated by the scale and terms of any such transactions successfully concluded.

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

            During the three  months  ended  September  30,  2001,  our  capital resources  included cash flows from operations and available  borrowing capacity under the Amended  Credit  Facility.  As of September 30, 2001, a total of $50.0 million was outstanding  under the Amended Credit Facility with interest at 3.5%
above LIBOR (6.09125% to 6.16375% at September 30, 2001).

            We believe that cash flows from operations and available  borrowings under the Amended Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

            WORKING  CAPITAL.  At September  30, 2001 and June 30, 2001,  we had
working capital of $1.3 million and $1.2 million, respectively.

            CASH FLOWS FROM  OPERATING  ACTIVITIES.  For the three  months ended
September 30, 2001 and September 30, 2000,  net cash provided by operations  was
$3.7  million and $3.2  million,  respectively.  The increase of $0.5 million in
2001  compared to 2000 is  primarily a result of a decrease in the net loss from
2000 to 2001 of $0.9 million, the loss on extinguishment of debt of $0.8 million in 2001,  an increase  in accounts  receivable  and prepaid  expenses  and other current  assets of $1.6 million  from 2000 to 2001,  and an increase in accounts payable of $1.7  million,  offset by a  decrease  in  accrued  expenses  of $1.1 million.

            CASH FLOWS FROM  INVESTING  ACTIVITIES.  For the three  months ended
September 30, 2001 and September 30, 2000, net cash used in investing activities was $3.6 million and $4.2 million, respectively. These investing activities were primarily  attributable  to the  installation  and  direct  placement  costs and acquisition of bulk CO2 systems.

            CASH FLOWS FROM  FINANCING  ACTIVITIES.  For the three  months ended
September  30, 2001 and  September  30, 2000,  cash flows  provided by financing activities  were $0.1 million and $0.9  million,  respectively.  The decrease of
$0.9 million in 2001  compared to 2000 is primarily a result of the net issuance of long-term  debt under the Amended  Credit  Facility  offset by an increase in deferred charges.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of September 30, 2001, a total of $50.0 million was outstanding  under the Amended  Credit  Facility  with  interest at 3.5% above LIBOR  (6.09125%  to
6.16375% at September 30, 2001). Based upon $50.0 million  outstanding under the
Amended Credit  Facility at September 30, 2001,  our annual  interest cost under the Amended Credit  Facility would increase by $0.5 million for each 1% increase in LIBOR.

            In  order  to  reduce  our  exposure  to  increases  in  LIBOR,  and consequently  to increases in interest  payments,  on August 31, 2000 we entered into an  interest  rate swap  transaction  (the  "Swap")  in the amount of $10.0 million (the "Notional Amount").  The effective date of the Swap is September 1,
2000 and it was  scheduled to terminate on September 3, 2002.  On September  28,
2001,  we  amended  the  Swap to a  Notional  Amount  to $12.5  million  and the termination date to September 28, 2003. In addition, the fixed interest rate was amended  from 7% to  5.23%  per  annum.  Pursuant  to the  Swap,  we pay a fixed interest rate of 5.23% per annum and receive a LIBOR-based  floating  rate.  The effect of the Swap is to neutralize any changes in LIBOR on the Notional Amount.
If LIBOR decreases below 5.23% during the period the Swap is in effect, interest payments by us on the Notional Amount will be greater than if we had not entered into the Swap, since by exchanging LIBOR for a fixed interest rate, we would not benefit from falling  interest rates on LIBOR,  a variable  interest rate. We do
not  enter  into   speculative   derivative   transactions   or  leveraged  swap
transactions.

PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)    EXHIBIT NO.               EXHIBIT
                   -----------               -------

            (b)    Reports on Form 8-K.

                   (1)  The  Company  filed a Form  8-K  dated  August  7,  2001 reporting an Item 5 event.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                  NuCo2 Inc.

Dated:  November 13, 2001                    By:  /S/ GREGG F. STEWART
                                                  ------------------------
                                                  Gregg F. Stewart
                                                  Chief Financial Officer

