Form 10-Q
period 2001-12-31
NUCO2 INC /FL
filed 2002-02-14
CIK 947577

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/X/         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

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
 (State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification No.)
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

                      Class                     Outstanding at December 31, 2001
                      -----                     --------------------------------
         Common Stock, $.001 par value                  8,725,317 shares

                                   NUCO2 INC.

                                      Index

  PART I.        FINANCIAL INFORMATION

  ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS

                 Consolidated Balance Sheets as of December 31, 2001 and      3
                 June 30, 2001

                 Consolidated Statements of Operations for the Three          4
                 Months  Ended December 31, 2001 and December 31, 2000

                 Consolidated Statements of Operations for the Six Months     5
                 Ended December 31, 2001 and December 31, 2000

                 Consolidated Statement  of Shareholders' Equity for the      6
                 Six Months Ended  December 31, 2001

                 Consolidated Statements of Cash Flows for the Six Months     7
                 Ended December 31, 2001 and December 31, 2000

                 Notes to Consolidated Financial Statements                   8

  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF                     13
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES                    19
                 ABOUT MARKET RISK

  PART II.       OTHER INFORMATION

  ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                   19

  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         19

  ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                            20

  SIGNATURES                                                                 21

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                   NUCO2 INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS
                                     ------

                                                                      December 31, 2001  June 30, 2001
                                                                      -----------------  -------------
                                                                          (unaudited)

Current assets:
  Cash and cash equivalents                                                 $  1,691      $    626
  Trade accounts receivable, net of allowance for doubtful
    accounts of $2,208 and $2,506, respectively                                8,087         7,312
  Inventories                                                                    223           199
  Prepaid expenses and other current assets                                      899         1,218
                                                                            --------      --------
    Total current assets                                                      10,900         9,355
                                                                            --------      --------

Property and equipment, net                                                   99,765       100,370
                                                                            --------      --------

Other assets:
  Goodwill, net                                                               20,268        20,268
  Restrictive covenants, net                                                   1,467         1,672
  Deferred charges, net                                                        2,703         2,079
  Deferred lease acquisition costs, net                                        3,209         3,426
  Other assets                                                                   727           412
                                                                            --------      --------
                                                                              28,374        27,857
                                                                            --------      --------
        Total assets                                                        $139,039      $137,582
                                                                            ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
  Current maturities of long-term debt                                     $      38    $      36
  Accounts payable                                                             2,680        2,958
  Accrued expenses                                                             1,545        2,504
  Accrued interest                                                             1,359        1,343
  Accrued payroll                                                                893          880
  Other current liabilities                                                      443          414
                                                                           ---------    ---------
     Total current liabilities                                                 6,958        8,135

Long-term debt, less current maturities                                       49,274       48,144
Subordinated debt                                                             39,264       39,166
Customer deposits                                                              3,027        2,689
                                                                           ---------    ---------
     Total liabilities                                                        98,523       98,134
                                                                           ---------    ---------

Commitments and contingencies                                                   --           --
Redeemable preferred stock                                                     8,221        5,466
                                                                           ---------    ---------

Shareholders' equity:
  Preferred stock; no par value; 5,000,000 shares authorized;
    issued and outstanding 7,500 shares at December 31, 2001
    and 5,000 shares at June 30, 2001                                           --           --
  Common stock; par value $.001 per share; 30,000,000 shares authorized;
    issued and outstanding 8,725,317 shares at December 31, 2001
    and 8,651,125 shares at June 30, 2001                                          9            9
  Additional paid-in capital                                                  76,589       76,290
  Accumulated deficit                                                        (43,859)     (41,974)
  Accumulated other comprehensive loss                                          (444)        (343)
                                                                           ---------    ---------
    Total shareholders' equity                                                32,295       33,982
                                                                           ---------    ---------
      Total liabilities and shareholders' equity                           $ 139,039    $ 137,582
                                                                           =========    =========

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

                                             Three Months Ended December 31,
                                             -------------------------------
                                                   2001         2000*
                                                   ----         ----

Net sales                                        $ 18,607    $ 16,432
                                                 --------    --------

Costs and expenses:
  Cost of products sold                             8,981       8,054
  Selling, general and administrative expenses      3,772       3,301
  Depreciation and amortization                     3,888       4,382
  Loss on asset disposals                             289         324
                                                 --------    --------
                                                   16,930      16,061
                                                 --------    --------

  Operating income                                  1,677         371

  Interest expense, net                             2,155       2,700
                                                 --------    --------

  Net loss                                       $   (478)   $ (2,329)
                                                 ========    ========

Basic and diluted earnings per share (Note 2):

  Net loss                                       $  (0.07)   $  (0.32)
                                                 ========    ========

  Weighted average number of common and common
    equivalent shares outstanding:

    Basic and diluted                               8,691       7,577
                                                 ========    ========

*Restated to conform to current year's classification.

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

                                                Six Months Ended December 31,
                                                -----------------------------
                                                   2001          2000*
                                                   ----          ----

Net sales                                        $ 36,696    $ 32,545
                                                 --------    --------

Costs and expenses:
  Cost of products sold                            17,794      16,067
  Selling, general and administrative expenses      7,323       6,685
  Depreciation and amortization                     7,786       8,626
  Loss on asset disposals                             556         496
                                                 --------    --------
                                                   33,459      31,874
                                                 --------    --------

  Operating income                                  3,237         671

  Interest expense, net                             4,326       5,392
                                                 --------    --------

  Net loss before extraordinary item               (1,089)     (4,721)
  Extinguishment of debt, net of tax                  796        --
                                                 --------    --------

  Net loss                                       $ (1,885)   $ (4,721)
                                                 ========    ========

Basic and diluted earnings per share (Note 2):

  Net loss before extraordinary item             $  (0.16)   $  (0.66)
  Extraordinary item, extinguishment of debt        (0.09)       --
                                                 --------    --------

Basic and diluted earnings per share             $  (0.25)   $  (0.66)
                                                 ========    ========

  Weighted average number of common and common
    equivalent shares outstanding:

    Basic and diluted                               8,672       7,426
                                                 ========    ========

*Restated to conform to current year's classification.

                                   NUCO2 INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                                        Accumulated
                                          Common Stock        Additional                    Other       Total
                                      ---------------------     Paid-In  Accumulated   Comprehensive Shareholders'
                                        Shares      Amount      Capital    Deficit         Loss        Equity
                                        ------      ------      -------    -------         ----        ------
Balance, June 30, 2001                8,651,125   $       9   $  76,290    $ (41,974)   $    (343)   $  33,982
Net loss                                   --          --          --         (1,885)        --         (1,885)
Other comprehensive expense:
  Interest rate swap transaction           --          --          --           --           (101)        (101)
                                                                                                     ---------
Total comprehensive loss                   --          --          --           --           --         (1,986)
Redeemable preferred stock dividend        --          --          (255)        --           --           (255)
Issuance of common stock -
  exercise of options                    74,192        --           554         --           --            554
                                      ---------   ---------   ---------    ---------    ---------    ---------
Balance, December 31, 2001            8,725,317   $       9   $  76,589    $ (43,859)   $    (444)   $  32,295
                                      =========   =========   =========    =========    =========    =========

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                               Six Months Ended December 31,
                                                               -----------------------------
                                                                   2001       2000*

Cash flows from operating activities:
  Net loss                                                      $ (1,885)   $ (4,721)

  Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Depreciation and amortization of property and equipment        6,293       6,099
    Amortization of other assets                                   1,493       2,527
    Amortization of original issue discount                           98         110
    Loss on asset disposals                                          556         496
    Loss on early extinguishment of debt                             796           -
    Changes in operating assets and liabilities:
    Decrease (increase) in:
      Trade accounts receivable                                     (775)        217
      Inventories                                                    (24)        (17)
      Prepaid expenses and other current assets                      319        (560)
    Increase (decrease) in:
      Accounts payable                                              (278)     (2,532)
      Accrued expenses                                              (968)       (143)
      Accrued payroll                                                 13         (13)
      Accrued interest                                               (84)       (341)
      Other current liabilities                                       29          86
      Customer deposits                                              338        (232)
                                                                --------    --------

    Net cash provided by operating activities                      5,921         976
                                                                --------    --------

Cash flows from investing activities:
  Purchase of property and equipment                              (6,163)     (5,616)
  Increase in deferred lease acquisition costs                      (447)       (141)
  Increase in other assets                                          (315)       (642)
                                                                --------    --------
    Net cash used in investing activities                         (6,925)     (6,399)
                                                                --------    --------

Cash flows from financing activities:
  Repayment of long-term debt                                    (50,370)     (6,515)
  Proceeds from issuance of long-term debt                        51,500       1,900
  Proceeds from issuance of common stock                               -       9,992
  Proceeds from issuance of redeemable preferred stock             2,500           -
  Exercise of stock options                                          554           -
  Increase in deferred charges                                    (2,115)       (158)
                                                                --------    --------
    Net cash provided by financing activities                      2,069       5,219
                                                                --------    --------

  Increase (decrease) in cash and cash equivalents                 1,065        (204)
  Cash and cash equivalents at the beginning of period               626         279
                                                                --------    --------
  Cash and cash equivalents at the end of period                $  1,691    $     75
                                                                ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:

    Interest                                                    $  4,212    $  5,623
                                                                ========    ========
    Income taxes                                                $ -         $ -
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

                                                      Three Months Ended       Six Months Ended
                                                      ------------------       ----------------
                                                                     December 31,
                                                                     ------------
                                                        2001       2000        2001       2000
                                                        ----       ----        ----       ----

Net loss                                              $  (478)   $(2,329)   $(1,885)   $(4,721)
Redeemable Preferred Stock dividends                     (145)      (101)      (255)      (204)
                                                      -------    -------    -------    -------
Net loss available for common shareholders            $  (623)   $(2,430)   $(2,140)   $(4,925)
                                                      =======    =======    =======    =======

Weighted average outstanding shares of common stock     8,691      7,577      8,672      7,426
Loss per share - basic and diluted                    $ (0.07)   $ (0.32)   $ (0.25)   $ (0.66)
                                                      =======    =======    =======    =======

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

            As of December 31, 2001,  a total of $49.0  million was  outstanding pursuant  to the  Amended  Credit  Facility  with  interest  at 3.5% above LIBOR
(5.4038% to 5.6556%).

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

            The  Company  uses  derivative  instruments  to manage  exposure  to interest rate risks.  The Company's  objectives for holding  derivatives  are to minimize the risks using the most  effective  methods to eliminate or reduce the impacts of this  exposure.  On August  31,  2000,  the  Company  entered  into a two-year  interest rate swap  transaction  (the "Swap"),  as required  under its prior credit facility, with a notional amount of $10.0 million as a hedge of the variable interest rate debt outstanding under its credit facility. The effective date of the Swap is  September  1, 2000,  and it was  scheduled  to terminate on
September 3, 2002. On September  28, 2001,  the Company,  as required  under the
Amended Credit Facility,  amended the Swap to a notional amount of $12.5 million and the termination date to September 28, 2003. In addition, the Company's fixed interest  rate under the Swap was amended from 7% to 5.23% per annum.  Under the
Swap,  the Company pays a fixed  interest rate of 5.23% per annum and receives a
LIBOR-based floating rate.

            The Swap,  which is designated as a cash flow hedge, is deemed to be a highly  effective  transaction,  and  accordingly  the cumulative  loss on the derivative  instrument is reported as a component of other  comprehensive  loss.
For the six months ended December 31, 2001, the Company recorded a loss of $101, representing the difference between mark to market, as other comprehensive loss.
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

Note 5.     Redeemable Preferred Stock

            In May 2000,  the  Company  sold  5,000  shares  of its  Series A 8%
Cumulative  Convertible  Redeemable Preferred Stock, no par value (the "Series A
Preferred Stock"), for $1,000 per share (the initial "Liquidation  Preference").
Cumulative  dividends  are  payable  quarterly  in arrears at the rate of 8% per annum on the  Liquidation

Preference,  and, to the extent not paid in cash,  are added to the  Liquidation
Preference.  Shares of the Series A Preferred Stock may be converted into shares of common  stock at any time at a  conversion  price of $9.47 per  share,  which represents a 20% premium to the average closing price of the common stock on the
Nasdaq  National  Market  for the 20  trading  days  prior to May 12,  2000.  In connection  with the sale,  costs in the  amount of $65 were  charged to paid-in capital.

            In November  2001,  the Company sold 2,500 shares of its Series B 8%
Cumulative  Convertible  Redeemable Preferred Stock, no par value (the "Series B
Preferred Stock"), for the initial Liquidation Preference.  Cumulative dividends are payable  quarterly in arrears at the rate of 8% per annum on the Liquidation
Preference,  and, to the extent not paid in cash,  are added to the  Liquidation
Preference.  Shares of the Series B Preferred Stock may be converted into shares of common stock at any time at a conversion price of $13.20 per share.

            During the fiscal year ended June 30,  2001,  and for the six months ended December 31, 2001, the carrying  amount (and  Liquidation  Preferences) of the Series A Preferred Stock and Series B Preferred Stock ("Redeemable Preferred
Stock") was increased by $416 and $255, respectively, for dividends accrued. The
Redeemable  Preferred Stock shall be mandatorily  redeemed by the Company within
30 days after a Change in Control (as  defined) of the Company (the date of such redemption being the "Mandatory Redemption Date") at an amount equal to the then effective Liquidation  Preference plus accrued and unpaid dividends thereon from the last dividend  payment date to the Mandatory  Redemption  Date,  plus if the
Mandatory  Redemption  Date is on or  prior  to the  fourth  anniversary  of the issuance of the  Redeemable  Preferred  Stock,  the amount of any dividends that would have accrued and been payable on the Redeemable  Preferred  Stock from the
Mandatory Redemption Date through the fourth anniversary date.

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

            As of July 1, 2001,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets,
which  addresses  the  financial  accounting  and  reporting  standards  for the acquisition of intangible  assets acquired.  This accounting  standard  requires that  goodwill  be  separately  disclosed  from other  intangible  assets in the statement  of  financial  position,  and no longer be  amortized  but tested for impairment on a periodic basis. The provisions of this accounting  standard also require the  completion of a transitional  impairment  test within six months of adoption,  with any impairments  identified  treated as a cumulative effect of a change in accounting principle.

            In  accordance   with  SFAS  142,  the  Company   discontinued   the
amortization of goodwill  effective July 1, 2001. A reconciliation of previously reported  net income and  earnings  per share to the  amounts  adjusted  for the exclusion of goodwill and customer lists amortization, net of the related income tax effect, is as follows:

                                 Three Months Ended     Six Months Ended
                                 ------------------     ----------------
                                    December 31             December 31
                                    -----------             -----------
                                  2001        2000        2001         2000
                                  ----        ----        ----         ----
Reported net loss              $  (478)   $  (2,329)   $  (1,885)   $  (4,721)

Add: Goodwill amortization,
   net of tax                     --            519         --          1,039
                               -------    ---------    ---------    ---------
Adjusted net loss              $  (478)   $  (1,810)   $  (1,885)   $  (3,682)
                               =======    =========    =========    =========

Reported basic and diluted
   earnings per share          $ (0.07)   $   (0.32)   $   (0.25)   $   (0.66)

Add: Goodwill amortization,
   net of tax                     --           0.07         --           0.14
                               -------    ---------    ---------    ---------

Adjusted basic and diluted
   earnings per share          $ (0.07)   $   (0.25)   $   (0.25)   $   (0.52)
                               =======    =========    =========    =========

            Based  on the  criteria  of  SFAS  142,  the  Company  has a  single reporting  unit.  Changes in the carrying  amount of goodwill for the six months ended  December  31,  2001,  for the  single  operating  segment,  for  acquired intangible assets are as follows:

                                                         Company
                                                         -------

            Balance as of July 1, 2001                   $20,268
            Goodwill acquired during the period             -
                                                         -------

            Balance as of December 31, 2001              $20,268
                                                         =======

            As required by the SFAS 142,  intangible assets that do not meet the criteria for recognition  apart from goodwill must be reclassified.  As a result of the Company's analysis, $1,046 previously accounted for as customer lists was reclassified to goodwill as of July 1, 2001.

            Information  regarding the Company's other  intangible  assets is as follows:

                                                                                 As of December 31, 2001
                                                                                 -----------------------
                                                                Carrying               Accumulated
                                                                 Amount               Amortization                 Net
                                                                 ------               ------------                 ---

            Restrictive covenants                                $ 3,110                  $1,643                  $1,467
            Deferred charges                                       4,354                   1,651                   2,703
            Deferred lease acquisition costs                       7,408                   4,199                   3,209
                                                                 -------                  ------                  ------

            Total                                                $14,872                  $7,493                  $7,379
                                                                 =======                  ======                  ======

                                                                                   As of June 30, 2001
                                                                                   -------------------
                                                                Carrying               Accumulated
                                                                 Amount               Amortization                 Net
                                                                 ------               ------------                 ---

            Restrictive covenants                                $ 3,110                  $1,438                  $1,672
            Deferred charges                                       5,232                   3,153                   2,079
            Lease acquisition costs                                7,139                   3,713                   3,426
                                                                 -------                  ------                  ------

            Total                                                $15,481                  $8,304                  $7,177
                                                                 =======                  ======                  ======

            Amortization  expense for the six months ended December 31, 2001 was
$1,493.  Estimated  amortization  expense for each of the five succeeding fiscal years is as follows:

                Fiscal year ended June 30:              Amount
                --------------------------              ------

                        2002                         $3,771,000
                        2003                         $2,135,000
                        2004                         $1,009,000
                        2005                         $368,000
                        2006                         $277,000

            The Company completed the transitional  goodwill  impairment test as required  by SFAS 142 using a  measurement  date of July 1,  2001.  Based on the results of the  transitional  impairment  test,  the Company was not required to recognize an impairment of goodwill. The Company will continue to perform future impairment tests as required by SFAS 142.

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
TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL
PERSONNEL.  THE FORWARD-LOOKING  STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM
10-Q AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING  STATEMENTS OR TO
UPDATE THE REASONS WHY ACTUAL  RESULTS COULD DIFFER FROM THOSE  PROJECTED IN THE
FORWARD-LOOKING STATEMENTS.

Overview

            We are the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain  beverages.  As of December
31, 2001,  we operated a national  network of 99 service  locations in 45 states servicing approximately 73,000 bulk and high pressure customers.  Currently, 99%
of  fountain  beverage  users in the  continental  United  States are within our present service area. Historically,  due to a combination of internal growth and acquisitions,  we have  experienced  high levels of growth in terms of number of customers  and net sales,  averaging 20% to 40% per year from 1998 through 2001.
Today,  the majority of our growth is internal  resulting from the conversion of high pressure CO2 users to bulk CO2 systems.

            During the fiscal year ended June 30, 2001, we  deliberately  slowed new customer  contract  signings and the related  installation  rate of bulk CO2 systems. This decision was made to enable us to focus on improving our operating effectiveness in order to better position us for future growth. We decentralized service  location  management from our  headquarters  in Stuart,  Florida to the depot  locations  themselves  and in connection  with this decision hired 18 new full-time  depot  managers.  This slowed our gross  margin  improvement  plan in fiscal 2001,  although it is  anticipated  to enhance it in the future.  We also devoted significant resources to developing and implementing our new Intelligent
Distribution   System  to  improve  our  productivity  and  better  service  our customers.  The result of this decision was that our revenue  growth slowed from prior years although still remained strong. In addition, the ramp down in growth enabled our sales force to  concentrate  on signing  higher margin new customers
and  resigning  existing   customers  at  increased  rates.   Because  of  these
initiatives,  we feel  that we will be ready to  accelerate  our  growth  in the fourth quarter of fiscal 2002.

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

            Generally,  our  experience  has been that as our service  locations mature their gross profit  margins  improve as a result of their volume  growing while fixed costs remain essentially unchanged.  New service locations typically operate at low or negative  gross  margins in the early  stages and detract from our highly profitable service locations in more mature markets.  For each of the six months ended  December 31, 2001 and 2000,  fifteen and twelve of our service locations, respectively, had gross margins in excess of 60%. Fiscal 2001 and the first half of fiscal 2002 are periods of transition  for us in which we achieved significant  progress  in better  positioning  ourselves  for the next  phase of growth. We continue to focus on improving  operating  effectiveness,  increasing prices and strengthening  management.  We anticipate that these initiatives will contribute positively to all areas of our Company.

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

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base  of bulk  CO2  systems.  The  cost  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in significant  accumulated net losses of $43.9 million at December 31,
2001.

Results of Operations

             The  following  table sets forth,  for the periods  indicated,  the percentage relationship which various items bear to net sales:

                                                                          Three Months Ended                Six Months Ended
                                                                              December 31,                     December 31,
                                                                              ------------                     ------------

                                                                          2001          2000*               2001         2000*
                                                                          ----          ----                ----         ----
            Income Statement Data:

            Net sales..........................................          100.0%         100.0%              100.0%      100.0%
            Cost of products sold..............................           48.3           49.0                48.5        49.4
            Selling, general and administrative expenses.......           20.3           20.1                19.9        20.5
            Depreciation and amortization......................           20.9           26.7                21.2        26.5
            Loss on asset disposals............................            1.6            2.0                 1.5         1.5
                                                                     ---------      ---------           ---------    --------
            Operating income...................................            9.0            2.3                 8.8         2.1
            Interest expense, net..............................           11.6           16.4                11.8        16.6
                                                                     ---------      ---------            ---------    --------

            Net loss before extraordinary item.................           (2.6)         (14.2)               (3.0)      (14.5)
            Extinguishment of debt, net of tax.................             -              -                  2.2          -
                                                                     ----------     ---------            ---------    ---------
            Net loss...........................................           (2.6)%        (14.2)%              (5.1)%     (14.5)%
                                                                     ==========     =========            =========    =========

            Other Data:
            EBITDA..............................................          29.9%          28.9%               30.0%       28.6%
                                                                     ==========     ==========           ========    =========

*Restated to conform to current year's classification.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31,
2000

Net Sales

            Net sales  increased $2.2 million,  or 13.2%,  from $16.4 million in
2000 to $18.6  million in 2001.  The  increase in sales is primarily a result of improved  pricing  initiatives  on both new and  renewal  customers  and overall growth in the customer base.

Cost of Products Sold

            Costs of products  sold  increased by $0.9 million,  or 11.5%,  from
$8.1 million in 2000 to $9.0 million in 2001,  and as a percentage of net sales, decreased from 49.0% in 2000 to 48.3% in 2001.  CO2 purchases  increased by $0.2 million from $2.2  million in 2000 to $2.4 million in 2001,  and as a percentage of net sales, decreased from 13.6% in 2000 to 13.0% in 2001. The dollar increase is attributable  to increased  purchases of CO2, offset by lower per pound costs based on increased volume purchases, and the percentage decrease is attributable to lower  costs per pound.  Operational  wages and  benefits  increased  by $0.6 million from $2.6  million in 2000 to $3.2 million in 2001,  and as a percentage of net sales,  increased  from 15.8% in 2000 to 17.4% in 2001. The increases are primarily  attributable to increased field  management  personnel to enhance the operational effectiveness of our depots locally.

Selling, General and Administrative Expenses

            Selling,  general  and  administrative  expenses  increased  by $0.5 million,  or 14.3%,  from $3.3  million  in 2000 to $3.8  million  in 2001,  and increased as a percentage of net sales from 20.1% in 2000 to 20.3% in 2001.  The increases are  attributable to an increase in selling and  administrative  wages and benefits.  Selling and  administrative  wages and benefits increased by $0.4 million from $2.0 million in 2000 to $2.4 million in 2001.  These costs  include wages,  benefits and relocation  fees  associated with the hiring of incremental sales and corporate management.

Depreciation and Amortization

            Depreciation and amortization decreased from $4.4 million in 2000 to
$3.9  million  in  2001.  As  a  percentage  of  net  sales,   depreciation  and
amortization expense decreased from 26.7% in 2000 to 20.9% in 2001. Depreciation expense  increased from $3.1 million in 2000 to $3.2 million in 2001 principally due to the  increase  in bulk CO2  systems  leased  to  customers.  Amortization expense  decreased  by $0.5 million from $1.3 million in 2000 to $0.7 million in
2001.  The  decrease  in  amortization  expense is a result of our  adoption  of
Statement of Financial  Accounting Standard No. 142 ("SFAS 142"),  "Goodwill and
Other Intangible Assets."

Loss on Asset Disposals

            Loss on asset  disposals in 2001 totaled  $0.3  million,  relatively unchanged from $0.3 million in 2000. The loss is  attributable  to the write-off of capitalized costs upon service termination from customers.

Operating Income

            Operating income increased by $1.3 million from $0.4 million in 2000 to $1.7  million  in  2001.  As a  percentage  of net  sales,  operating  income increased from 2.3% in 2000 to 9.0% in 2001.

Interest Expense

            Interest expense,  net, decreased by $0.5 million, from $2.7 million in 2000 to $2.2 million in 2001, and decreased as a percentage of net sales from
16.4% in 2000 to 11.6%  in 2001.  The  dollar  decrease  is  attributable  to an overall decline in interest rates and lower average debt levels.

Net Loss

            Net loss decreased by $1.8 million,  or 79.5%,  from $2.3 million in
2000 to $0.5 million in 2001.  No provision for income tax expense in either the
2000 or 2001 periods has been made due to historical net losses.

EBITDA

            For the reasons  described above,  EBITDA increased by approximately
$0.8  million,  or 17.1%,  from $4.8 million in 2000 to $5.6 million in 2001 and increased as a percentage of net sales from 28.9% to 29.9%.

Six Months  Ended  December 31, 2001  Compared to Six Months Ended  December 31,
2000

Net Sales

            Net sales  increased $4.2 million,  or 12.8%,  from $32.5 million in
2000 to $36.7  million in 2001.  The  increase in sales is primarily a result of improved  pricing  initiatives  on both new and  renewal  customers  and overall growth in the customer base.

Cost of Products Sold

            Costs of products  sold  increased by $1.7 million,  or 10.8%,  from
$16.1  million in 2000 to $17.8  million  in 2001,  and as a  percentage  of net sales, decreased from 49.4% in 2000 to 48.5% in 2001. CO2 purchases increased by
$0.4  million  from  $4.6  million  in 2000 to $5.0  million  in 2001,  and as a percentage  of net sales,  decreased  from  14.3% in 2000 to 13.6% in 2001.  The dollar increase is  attributable to increased  purchases of CO2, offset by lower per pound costs based on increased volume purchases, and the percentage decrease is  attributable  to lower  costs per  pound.  Operational  wages  and  benefits increased by $1.3 million from $5.0 million in 2000 to $6.3 million in 2001, and as a percentage of net sales, increased from 15.3% in 2000 to 17.1% in 2001. The increases are primarily  attributable to increased field management personnel to enhance the operational effectiveness of our depots locally.

Selling, General and Administrative Expenses

            Selling,  general  and  administrative  expenses  increased  by $0.6 million,  or 9.5%,  from  $6.7  million  in 2000 to $7.3  million  in 2001,  and decreased as a percentage of net sales from 20.5% in 2000 to 20.0% in 2001.  The dollar  increase is  attributable  to an increase in selling and  administrative wages and benefits.  Selling and administrative  wages and benefits increased by
$0.5  million  from $4.1  million in 2000 to $4.6  million in 2001.  These costs include  wages,  benefits  and  relocation  fees  associated  with the hiring of incremental sales and corporate management.

Depreciation and Amortization

            Depreciation and amortization decreased from $8.6 million in 2000 to
$7.8  million  in  2001.  As  a  percentage  of  net  sales,   depreciation  and
amortization expense decreased from 26.5% in 2000 to 21.2% in 2001. Depreciation expense  increased from $6.1 million in 2000 to $6.3 million in 2001 principally due to the  increase  in bulk CO2  systems  leased  to  customers.  Amortization expense  decreased  by $1.0 million from $2.5 million in 2000 to $1.5 million in
2001.  The  decrease  in  amortization  expense is a result of our  adoption  of
Statement of Financial  Accounting Standard No. 142 ("SFAS 142"),  "Goodwill and
Other Intangible Assets."

Loss on Asset Disposals

            Loss on asset disposals  increased $0.1 million from $0.5 million in
2000 to $0.6  million in 2001.  The loss is  attributable  to the  write-off  of capitalized costs upon service termination from customers.

Operating Income

            Operating income increased by $2.6 million from $0.7 million in 2000 to $3.2  million  in  2001.  As a  percentage  of net  sales,  operating  income increased from 2.1% in 2000 to 8.8% in 2001.

Interest Expense

            Interest expense,  net, decreased by $1.1 million, from $5.4 million in 2000 to $4.3 million in 2001, and decreased as a percentage of net sales from
16.6% in 2000 to 11.8%  in 2001.  The  dollar  decrease  is  attributable  to an overall decline in interest rates and lower average debt levels.

Extraordinary Item

            Extraordinary item,  extinguishment of debt, totaled $0.8 million in
2001. This charge is  attributable to the write-off of deferred  charges related to our prior credit  facility.  The  refinancing  of our prior  credit  facility occurred during the first quarter of 2001 (see Note 3 to Consolidated  Financial
Statements).

Net Loss

            Net loss decreased by $2.8 million,  or 60.1%,  from $4.7 million in
2000 to $1.9 million in 2001.  No provision for income tax expense in either the
2000 or 2001 periods has been made due to historical net losses.

EBITDA

            For the reasons  described above,  EBITDA increased by approximately
$1.7 million,  or 18.6%,  from $9.3 million in 2000 to $11.0 million in 2001 and increased as a percentage of net sales from 28.6% to 30.0%.

Liquidity and Capital Resources

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into
service  at  customers'   sites;   (2)  payments  of  interest  on   outstanding
indebtedness;  and (3) working capital. Whenever possible, we seek to obtain the use of vehicles,  land, buildings,  and other office and service equipment under operating leases as a means of conserving  capital.  As of December 31, 2001, we anticipate  making cash capital  expenditures of  approximately  $5.0 million to
$10.0  million  during the  remaining  six months of fiscal 2002,  primarily for purchases  of bulk CO2 systems that we expect to place into  service.  Once bulk
CO2 systems are placed into service, we generally experience positive cash flows on a  per-unit  basis,  as there are  minimal  additional  capital  expenditures required for ordinary operations. In addition to capital expenditures related to internal growth,  we review  opportunities to acquire bulk CO2 service accounts, and may  require  cash in an amount  dictated by the scale and terms of any such transactions successfully concluded.

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

             In November  2001,  we sold 2,500 shares of our Series B Cumulative
Convertible  Redeemable  Preferred  Stock, no par value (the "Series B Preferred
Stock"),  for  $1,000  per  share  (the  "Liquidation  Preference").  Cumulative dividends are payable  quarterly in arrears at the rate of 8.0% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash,  will be added to the  Liquidation  Preference.  Shares of the Redeemable  Preferred  Stock may be
converted  into  shares of  Common  Stock at any time at a  conversion  price of
$13.20 per share.  Additionally,  we must redeem the Redeemable  Preferred Stock upon the occurrence of a change in control of the Company.

            During the six months ended December 31, 2001, our capital resources included  cash flows  from  operations,  proceeds  from the sale of our Series B
Preferred  Stock,  and available  borrowing  capacity  under the Amended  Credit
Facility.  As of December  31, 2001,  a total of $49.0  million was  outstanding under the Amended Credit  Facility with interest at 3.5% above LIBOR (5.4038% to
5.6556%).

            We believe that cash flows from operations and available  borrowings under the Amended Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

            WORKING  CAPITAL.  At December  31, 2001 and June 30,  2001,  we had
working capital of $3.9 million and $1.2 million, respectively.

            CASH  FLOWS FROM  OPERATING  ACTIVITIES.  For the six  months  ended
December 31, 2001 and December 31, 2000,  net cash  provided by  operations  was
$5.9  million and $1.0  million,  respectively.  The increase of $4.9 million in
2001  compared to 2000 is  primarily a result of a decrease in the net loss from
2000 to 2001 of $2.8  million,  the  extinguishment  of debt of $0.8  million in
2001, an increase in prepaid  expenses and other current  assets of $0.9 million and in  accounts  payables  and  customer  deposits of $2.9  million,  offset by decreases in  amortization  expense  associated with the adoption of SFAS 142 of
$1.0  million,  in trade  accounts  receivables  of $1.0  million and in accrued expenses and payroll of $0.8 million.

            CASH  FLOWS FROM  INVESTING  ACTIVITIES.  For the six  months  ended
December 31, 2001 and December 31, 2000,  net cash used in investing  activities was $6.9 million and $6.4 million, respectively. These investing activities were primarily  attributable to the  acquisition,  installation  and direct placement costs of bulk CO2 systems.

            CASH  FLOWS FROM  FINANCING  ACTIVITIES.  For the six  months  ended
December  31, 2001 and  December  31,  2000,  cash flows  provided by  financing activities were $2.1 million and $5.2 million,  respectively. In 2000 cash flows from financing  activities  included the issuance of 1,111,111  shares of common stock offset by the net  repayment of  long-term  debt.  In 2001 cash flows from financing activities included the issuance of 2,500 shares of Series B Preferred
Stock,  the exercise of stock  options,  and the net issuance of long-term  debt offset by an increase in deferred charges under the Amended Credit Facility.

Inflation

            The modest  levels of  inflation  in the  general  economy  have not affected  our  results  of  operations.  Additionally,  our  customer  contracts generally  provide  for annual  increases  in the  monthly  rental rate based on increases in the consumer price index. We believe that inflation will not have a material adverse effect on our future results of operations.

            Our bulk  CO2  supply  contract  with The BOC  Group,  Inc.  ("BOC")
provides for annual  adjustments  in the purchase  price for bulk CO2 based upon increases  or  decreases  in the  Producer  Price Index for  Chemical and Allied
Products  or the  average  percentage  increase  in the  selling  price  of bulk merchant  carbon  dioxide  purchased  by BOC's  large,  multi-location  beverage customers  in the United  States,  however,  such  increases  are  limited to 3%
annually until June 2002.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of December 31, 2001, a total of $49.0 million was  outstanding  under the Amended  Credit  Facility  with  interest  at 3.5% above  LIBOR  (5.4038% to
5.6556%). Based upon $49.0 million outstanding under the Amended Credit Facility at December 31, 2001, our annual interest cost under the Amended Credit Facility would increase by $0.5 million for each 1% increase in LIBOR.

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

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c)     On November 1, 2001,  we sold 2,500  shares of our Series B 8%
                  Cumulative  Convertible  Redeemable Preferred Stock to Paribas
                  North America Inc., a Delaware  corporation,  for an aggregate consideration  of $2.5 million in reliance  upon the exemption provided by Section  4(2) of the  Securities  Act of 1933,  as
                  amended.  Shares  of the  Series B 8%  Cumulative  Convertible
                  Redeemable Preferred Stock may be converted into shares of our common stock at any time at a  conversion  price of $13.20 per share. No underwriting discounts or commissions were paid.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)    Our Annual  Meeting of  Shareholders  was held on December 13,
                  2001 (the "Annual Meeting").
           (b)    Michael E. DeDomenico,  Craig L. Burr, Robert L. Frome, Daniel
                  Raynor,  John L. Walsh, Jr., Richard D. Waters,  Jr., and John
                  E. Wilson were  elected as  Directors  to serve until the next annual meeting of the  shareholders or until their  successors are elected and qualified.  No other Director's term of office continued after the Annual Meeting.
           (c)(1) Election of Directors:

                                                  Number of        Number of
                                                  Votes For      Votes Against
                                                  ---------      -------------

                  Michael E. DeDomenico           7,367,266         265,714
                  Craig L. Burr                   7,392,166         240,814
                  Robert  L. Frome                7,187,666         445,314
                  Daniel Raynor                   7,390,266         242,714
                  John L. Walsh, Jr.              7,388,366         244,614
                  Richard D. Waters, Jr.          7,392,088         240,892
                  John E. Wilson                  7,392,166         240,814

           (c)(2) Amendment to 1995 Stock Option Plan:

                  Number of       Number of        Number of           Number of
                  Votes For       Votes Against    Votes Abstaining    Non-Votes
                  ---------       -------------    ----------------    ---------

                  3,429,507         643,172            49,758          3,510,543

           (c)(3) Amendment of Directors' Stock Option Plan:

                  Number of       Number of        Number of           Number of
                  Votes For       Votes Against    Votes Abstaining    Non-Votes
                  ---------       -------------    ----------------    ---------

                  3,329,348          748,291           44,798          3,510,543

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibit No.           Exhibit
                  -----------           -------

                  3.1            --     Articles of Amendment to the Articles of
                                        Incorporation  for the Company, dated
                                        November 1, 2001.
                  10.1           --     Preferred  Stock  Purchase  Agreement,
                                        dated as of November 1, 2001, by and
                                        between the Company and Paribas North
                                        America, Inc.

             (b)  Reports on Form 8-K.

                  No  reports on Form 8-K were filed  during the  quarter  ended
                  December 31, 2001.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                               NuCo2 Inc.

Dated:  February 14, 2002                      By: /s/ Gregg F. Stewart
                                                   ------------------------
                                                   Gregg F. Stewart
                                                   Chief Financial Officer