Form 10-Q
period 2002-03-31
NUCO2 INC /FL
filed 2002-05-15
CIK 947577

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/ X /      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

                                       OR

/ /        TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------     -----------------------

                         Commission file number 0-27378

                                   NUCO2 INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Florida                                  65-0180800
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

  2800 Southeast Market Place, Stuart, FL                    34997
 (Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:    (772) 221-1754

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

                    Class                   Outstanding at March 31, 2002
                    -----                   -----------------------------

Common Stock, $.001 par value                       8,739,845 shares

                                   NUCO2 INC.

                                      Index

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of March 31, 2002 and             3
                June 30, 2001

            Consolidated Statements of Operations for the Three Months       4
                Ended March 31, 2002 and March 31, 2001

            Consolidated Statements of Operations for the Nine Months        5
                Ended March 31, 2002 and March 31, 2001

            Consolidated Statement of Shareholders' Equity for the Nine      6
                Months Ended March 31, 2002

            Consolidated Statements of Cash Flows for the Nine Months        7
                Ended March 31, 2002 and March 31, 2001

            Notes to Consolidated Financial Statements                       8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         13
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                        19
               ABOUT MARKET RISK

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                19

SIGNATURES                                                                  20

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                   NUCO2 INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                           March 31, 2002         June 30, 2001
                                                                           --------------         -------------
                                                                             (unaudited)

Current assets:
    Cash and cash equivalents                                                $     474              $     626
    Trade accounts receivable, net of allowance for doubtful
        accounts of $1,886 and $2,506, respectively                              7,408                  7,312
    Inventories                                                                    226                    199
    Prepaid expenses and other current assets                                    1,071                  1,218
                                                                             ---------              ---------
        Total current assets                                                     9,179                  9,355
                                                                             ---------              ---------

Property and equipment, net                                                     98,713                100,370
                                                                             ---------              ---------

Other assets:
    Goodwill, net                                                               20,268                 20,268
    Restrictive covenants, net                                                   1,380                  1,672
    Deferred charges, net                                                        2,405                  2,079
    Deferred lease acquisition costs, net                                        3,143                  3,426
    Other assets                                                                   964                    412
                                                                             ---------              ---------
                                                                                28,160                 27,857
                                                                             ---------              ---------
           Total assets                                                      $ 136,052              $ 137,582
                                                                             =========              =========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                     $      39              $      36
    Accounts payable                                                             2,083                  2,958
    Accrued expenses                                                               687                  2,504
    Accrued interest                                                             2,551                  1,343
    Accrued payroll                                                                485                    880
    Other current liabilities                                                      493                    414
                                                                             ---------              ---------
        Total current liabilities                                                6,338                  8,135

Long-term debt, less current maturities                                         48,264                 48,144
Subordinated debt                                                               39,309                 39,166
Customer deposits                                                                2,383                  2,689
                                                                             ---------              ---------
        Total liabilities                                                       96,294                 98,134
                                                                             ---------              ---------

Commitments and contingencies                                                     --                     --
Redeemable preferred stock                                                       8,385                  5,466
                                                                             ---------              ---------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
       issued and outstanding 7,500 shares at March 31, 2002
       and 5,000 shares at June 30, 2001                                          --                     --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
       issued and outstanding 8,739,845 shares at March 31, 2002
       and 8,651,125 shares at June 30, 2001                                         9                      9
    Additional paid-in capital                                                  76,539                 76,290
    Accumulated deficit                                                        (44,867)               (41,974)
    Accumulated other comprehensive loss                                          (308)                  (343)
                                                                             ---------              ---------
        Total shareholders' equity                                              31,373                 33,982
                                                                             ---------              ---------
           Total liabilities and shareholders' equity                        $ 136,052              $ 137,582
                                                                             =========              =========

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2002        2001*
                                                     ----        ----

Net sales                                          $ 17,743    $ 17,028
                                                   --------    ---------

Costs and expenses:
    Cost of products sold                             8,963       8,031
    Selling, general and administrative expenses      3,914       3,533
    Depreciation and amortization                     3,531       4,384
    Loss on asset disposals                             304         385
                                                   --------    ---------
                                                     16,712      16,333
                                                   --------    ---------

Operating income                                      1,031         695

Interest expense, net                                 2,035       2,494
                                                   --------   ---------

Net loss                                           $ (1,004)   $ (1,799)
                                                   ========    =========

Basic and diluted earnings per share (Note 2):

    Net loss                                       $  (0.13)   $  (0.23)
                                                   ========    =========

    Weighted average number of common and common
      equivalent shares outstanding:

        Basic and diluted                             8,734       8,387
                                                   ========    =========

*Restated to conform to current year's classification.

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

                                                 Nine Months Ended March 31,
                                                 ---------------------------
                                                      2002         2001*
                                                      ----         ----

Net sales                                          $ 54,439    $ 49,573
                                                   --------    --------

Costs and expenses:
    Cost of products sold                            26,763      24,098
    Selling, general and administrative expenses     11,237      10,219
    Depreciation and amortization                    11,316      13,010
    Loss on asset disposals                             859         881
                                                   --------    --------
                                                     50,175      48,208
                                                   --------    --------

Operating income                                      4,264       1,365

Interest expense, net                                 6,361       7,885
                                                   --------    --------

Net Loss before extraordinary item                   (2,097)     (6,520)
Extinguishment of debt, net of tax                      796        --
                                                   --------    --------

    Net  loss                                      $ (2,893)   $ (6,520)
                                                   ========    ========

Basic and diluted earnings per share (Note 2):

    Loss before extraordinary item                 $  (0.29)   $  (0.88)
    Extraordinary item, extinguishment of debt        (0.09)       --
                                                   --------    --------

Basic and diluted earnings per share               $  (0.38)   $  (0.88)
                                                   ========    ========

    Weighted average number of common and common
      equivalent shares outstanding:

        Basic and diluted                             8,692       7,742
                                                   ========    ========

*Restated to conform to current year's classification.

                                   NUCO2 INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                                       Accumulated
                                          Common Stock        Additional                  Other        Total
                                      --------------------     Paid-In    Accumulated Comprehensive Shareholders'
                                        Shares      Amount      Capital     Deficit       Loss        Equity
                                        ------      ------      -------     -------       ----        ------

Balance, June 30, 2001                8,651,125   $       9   $  76,290    $ (41,974)   $    (343)   $  33,982

Net loss                                   --          --          --         (2,893)        --         (2,893)

Other comprehensive expense:

  Interest rate swap transaction           --          --          --           --             35           35
                                                                                                     ---------
Total comprehensive loss                   --          --          --           --           --         (2,858)

Redeemable preferred stock dividend        --          --          (420)        --           --           (420)

Issuance of common stock -
  exercise of options                    88,720        --           669         --           --            669
                                      ---------   ---------   ---------    ---------    ---------    ---------

Balance, March 31, 2002               8,739,845   $       9   $  76,539    $ (44,867)   $    (308)   $  31,373
                                      =========   =========   =========    =========    =========    =========

                                   NUCO2 INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                 Nine Months Ended March 31,
                                                                 ---------------------------
                                                                    2002         2001*
                                                                    ----         -----

Cash flows from operating activities:
    Net loss                                                      $ (2,893)   $ (6,520)
    Adjustments to reconcile net loss to net cash provided
        by operating activities:
        Depreciation and amortization of property and equipment      9,169       9,207
        Amortization of other assets                                 2,147       3,803
        Amortization of original issue discount                        143         166
        Loss on asset disposals                                        859         881
        Loss on early extinguishment of debt                           796        --
        Changes in operating assets and liabilities:
        Decrease (increase) in:
           Trade accounts receivable                                   405          63
           Inventories                                                 (27)        (17)
           Prepaid expenses and other current assets                   147      (1,763)

        Increase (decrease) in:
           Accounts payable                                           (875)     (5,689)
           Accrued expenses                                         (1,782)        455
           Accrued payroll                                            (395)         26
           Accrued interest                                          1,243         758
           Other current liabilities                                    79          89
           Customer deposits                                          (807)         49
                                                                  --------    --------

        Net cash provided by operating activities                    8,209       1,508
                                                                  --------    --------

Cash flows from investing activities:
    Proceeds from disposal of property and equipment                  --             4
    Purchase of property and equipment                              (8,311)     (8,010)
    Increase in deferred lease acquisition costs                      (680)       (909)
    Increase in restrictive covenants                                 --           (37)
    Increase in other assets                                          (547)       (135)
                                                                  --------    --------
        Net cash used in investing activities                       (9,538)     (9,087)
                                                                  --------    --------

Cash flows from financing activities:
    Repayment of long-term debt                                    (51,377)     (6,524)
    Proceeds from issuance of long-term debt                        51,500       4,400
    Proceeds from issuance of common stock                            --         9,863
    Proceeds from issuance of redeemable preferred stock             2,500        --
    Exercise of stock options                                          670          19
    Increase in deferred charges                                    (2,116)       (158)
                                                                  --------    --------
        Net cash provided by financing activities                    1,177       7,600
                                                                  --------    --------

    Increase (decrease) in cash and cash equivalents                  (152)         21
    Cash and cash equivalents at the beginning of period               626         279
                                                                  --------    --------
    Cash and cash equivalents at the end of period                $    474    $    300
                                                                  ========    ========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
        Interest                                                  $  5,010    $  6,963
                                                                  ========    ========
        Income taxes                                              $   --      $   --
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

                                                      Three Months Ended    Nine Months Ended
                                                      ------------------    -----------------
                                                                   March 31,
                                                         2002       2001       2002      2001
                                                         ----       ----       ----      ----

Net loss                                              $(1,004)   $(1,799)   $(2,893)   $(6,520)
Redeemable Preferred Stock dividends                     (165)      (105)      (420)      (309)
                                                      -------    -------    -------    -------
Net loss available for common shareholders            $(1,169)   $(1,904)   $(3,313)   $(6,829)
                                                      =======    =======    =======    =======

Weighted average outstanding shares of common stock     8,734      8,387      8,692      7,742
                                                      =======    =======    =======    =======
Loss per share - basic and diluted                    $ (0.13)   $ (0.23)   $ (0.38)   $ (0.88)
                                                      =======    =======    =======    =======

Note 3.     Long-Term Debt

            In September  2001, the Company  entered into a $60.0 million second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended  Credit  Facility").  Pursuant to the  Amended  Credit  Facility,  the
Company  may  request,  at any time absent a default,  that the  Amended  Credit
Facility  be  increased  by an  additional  $15.0  million  to a total  of $75.0 million. This new facility replaced the Company's prior facility,  which was due to expire in May 2002. The Amended Credit Facility  contains  interest rates and an unused  commitment fee based on a pricing grid calculated  quarterly on total debt to annualized  EBITDA (as  defined).  The Company is entitled to select the
Base Rate or LIBOR,  plus applicable  margin,  for principal  drawings under the
Amended Credit  Facility.  The applicable  LIBOR margin  pursuant to the pricing grid currently ranges from 2.50% to 3.75%, the applicable  unused commitment fee pursuant to the pricing grid ranges from .375% to .50% and the  applicable  Base
Rate margin  pursuant to the pricing grid currently  ranges from 1.50% to 2.75%.
Interest only is payable periodically until the expiration of the Amended Credit
Facility.  The Amended Credit Facility is collateralized by substantially all of the Company's assets.  Additionally,  the Company is precluded from declaring or paying any cash dividends, except the Company may accrue and accumulate, but not pay, cash dividends on the Redeemable  Preferred Stock (see Note 5). The Company

is also required to meet certain  affirmative and negative covenants  including, but not limited to,  financial  covenants.  For the period ended March 31, 2002, the Company was not in compliance  with the minimum  EBITDA  covenant  under the
Amended  Credit  Facility.  On May 10,  2002,  the Amended  Credit  Facility was
amended to adjust  certain  financial  covenants for the quarter ended March 31,
2002 and prospectively,  and non-compliance with the minimum EBITDA covenant for the three months ended March 31, 2002 was waived.  If the  Company's  total debt coverage  ratio (as defined)  exceeds the ratio of 4.00 to 1.00,  the applicable
LIBOR and Base Rate  margins  will be increased by 25 to 50 basis points in each fiscal quarter  beginning with the fiscal quarter ending June 2002, to a maximum of 4.75% and 3.75%, respectively.  The Amended Credit Facility expires September
30,  2003  and  accordingly,  the  Company  has  classified  its  borrowings  as long-term.

            As of March  31,  2002,  a total of $48.0  million  was  outstanding pursuant  to the  Amended  Credit  Facility  with  interest  at 3.5% above LIBOR
(5.3700% to 5.4038%).

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
For the nine  months  ended  March 31,  2002,  the  Company  recorded  a gain of
$35,000,   representing  the  difference   between  mark  to  market,  as  other
comprehensive  loss.  The net derivative  loss will be classified  into earnings over the term of the underlying cash flow hedge.

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

            For  the  period  ended  March  31,  2002,  the  Company  was not in compliance  with the total net funded debt  coverage  ratio  covenant  under the
Notes and Additional Notes. On May 10, 2002,  concurrently with the amendment to the Amended Credit Facility,  certain financial  covenants for the quarter ended
March 31, 2002 and prospectively were adjusted and non-compliance with the total net funded debt  coverage  ratio  covenant  for the three months ended March 31,
2002 was  waived.  If the total net  funded  debt  coverage  ratio (as  defined)
exceeds the applicable ratio for each fiscal quarter ending on or after June 30,
2002,  the interest rate on the Notes and  Additional  Notes will increase by an additional 75 basis points per annum up to a maximum of 14% per annum.

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

            During the fiscal year ended June 30, 2001,  and for the nine months ended March 31, 2002, the carrying amount (and  Liquidation  Preferences) of the
Series A Preferred  Stock and Series B Preferred  Stock  ("Redeemable  Preferred
Stock") was increased by $416 and $420 respectively,  for dividends accrued. The
Redeemable  Preferred Stock shall be mandatorily  redeemed by the Company within
30 days after a Change in Control (as  defined) of the Company (the date of such redemption being the "Mandatory Redemption Date") at an amount equal to the then effective Liquidation  Preference plus accrued and unpaid dividends thereon from the last dividend  payment date to the Mandatory  Redemption  Date,  plus if the
Mandatory  Redemption  Date is on or  prior  to the  fourth  anniversary  of the issuance of the  Redeemable  Preferred  Stock,  the amount of any dividends that would have accrued and been payable on the Redeemable  Preferred  Stock from the
Mandatory Redemption Date through the fourth anniversary date.

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
The  application  of SFAS  141 did not  affect  any of our  previously  reported amounts included in goodwill or other intangible assets.

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

                                   Three Months Ended        Nine Months Ended
                                   ------------------        -----------------
                                        March 31                   March 31
                                        --------                   --------
                                   2002          2001         2002         2001
                                   ----          ----         ----         ----

Reported net loss           $     (1,004)$     (1,799)$     (2,893)$     (6,520)

Add:  Goodwill amortization,
  net of tax                        --            519         --          1,556
                               ---------    ---------    ---------    ---------
Adjusted net loss           $     (1,004)$     (1,280)$     (2,893)$     (4,964)
                               =========    =========    =========    =========

Reported basic and diluted
  earnings per share        $      (0.13)$      (0.23)$      (0.38)$      (0.88)

Add:  Goodwill amortization,
  net of tax                        --           0.06      --              0.20
                               ---------    ---------    ---------    ---------

Adjusted basic and diluted
  earnings per share        $      (0.13)$      (0.17)$      (0.38)$      (0.68)
                               =========    =========    =========    =========

            Based  on the  criteria  of  SFAS  142,  the  Company  has a  single reporting  unit.  Changes in the carrying amount of goodwill for the nine months ended March 31, 2002, for the single operating segment,  for acquired intangible assets are as follows:

                                                  Company
                                                  -------
Balance as of July 1, 2001                        $20,268
Goodwill acquired during the period                  --
                                                  -------

Balance as of March 31, 2002                      $20,268
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

                                                 As of March 31, 2002
                                                 --------------------
                                             Carrying  Accumulated
                                               Amount  Amortization     Net
                                               ------  ------------     ---

          Restrictive covenants              $ 3,110   $ 1,730        $ 1,380
          Deferred charges                     4,355     1,950          2,405
          Deferred lease acquisition costs     7,563     4,420          3,143
                                             -------   -------        -------

          Total                              $15,028   $ 8,100        $ 6,928
                                             =======   =======        =======

                                                   As of June 30, 2001
                                                   -------------------
                                            Carrying   Accumulated
                                              Amount   Amortization     Net
                                              ------   ------------     ---

          Restrictive covenants              $ 3,110   $ 1,438        $ 1,672
          Deferred charges                     5,232     3,153          2,079
          Deferred lease acquisition costs     7,139     3,713          3,426
                                             -------   -------        -------

          Total                              $15,481   $ 8,304        $ 7,177
                                             =======   =======        =======

            Amortization  expense for the nine  months  ended March 31, 2002 was
$2,147.  Estimated  amortization  expense for each of the five succeeding fiscal years is as follows:

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

            The Company completed the transitional  goodwill  impairment test as required by SFAS 142 in December 2001 using a measurement  date of July 1, 2001.
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
TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL
PERSONNEL.  THE FORWARD-LOOKING  STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM
10-Q AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING  STATEMENTS OR TO
UPDATE THE REASONS WHY ACTUAL  RESULTS COULD DIFFER FROM THOSE  PROJECTED IN THE
FORWARD-LOOKING STATEMENTS.

Overview

            We are the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating and dispensing fountain beverages.  As of March 31,
2002,  we  operated a national  network  of 99  service  locations  in 45 states servicing approximately 70,000 bulk and high pressure customers.  Currently, 99%
of  fountain  beverage  users in the  continental  United  States are within our present service area. Historically,  due to a combination of internal growth and acquisitions,  we have  experienced  high levels of growth in terms of number of customers  and net sales,  averaging 20% to 40% per year from 1998 through 2001.
Today,  the majority of our growth is internal  resulting from the conversion of high pressure CO2 users to bulk CO2 systems.

            During the fiscal year ended June 30, 2001, we  deliberately  slowed new customer  contract  signings and the related  installation  rate of bulk CO2 systems. This decision was made to enable us to focus on improving our operating effectiveness in order to better position us for future growth. We decentralized service  location  management from our  headquarters  in Stuart,  Florida to the depot  locations  themselves  and in connection  with this decision hired 18 new full-time  depot  managers.  This slowed our gross  margin  improvement  plan in fiscal 2001,  although it is  anticipated  to enhance it in the future.  We also devoted  significant  resources to developing and implementing our new AccuRoute system to improve our productivity and better service our customers.  The result of this decision was that our revenue  growth  slowed from prior years  although still remained  strong.  In addition,  the ramp down in growth enabled our sales force to  concentrate  on signing  higher  margin new  customers  and  resigning existing  customers at increased rates.  Because of these  initiatives,  we feel that we will be ready to  accelerate  our growth in the first  quarter of fiscal
2003.

            For the nine months  ended March 31,  2002,  increases  in net sales were  primarily  the  result  of  pricing  initiatives  on both new and  renewal customers.  During the quarter ended March 31, 2002,  revenue growth reflected a strategic  decision  to reduce  fuel and other  surcharges  along with a planned reduction in our high pressure cylinder business. The weak economy also impacted revenues  during  the  quarter  due  to a  large  number  of  small  independent restaurant  closings,  reduced  volume on per pound and fill only  customers and slower growth in new customer installations.

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

             Generally,  our experience  has been that as our service  locations mature their gross profit  margins  improve as a result of their volume  growing while fixed costs remain essentially unchanged.  New service locations typically operate at low or negative  gross  margins in the early  stages and detract from our highly profitable service locations in more mature markets.  Fiscal 2001 and the first nine months of fiscal 2002 were periods of transition  for us in which we achieved  significant  progress in better positioning  ourselves for the next phase of growth.  We continue  to focus on  improving  operating  effectiveness, increasing  prices  and  strengthening  management.  We  anticipate  that  these initiatives will contribute positively to all areas of our Company.

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

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base  of bulk  CO2  systems.  The  cost  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in  significant  accumulated  net losses of $44.9  million at March 31,
2002.

Results of Operations

             The  following  table sets forth,  for the periods  indicated,  the percentage relationship which various items bear to net sales:

                                                      Three Months Ended   Nine Months Ended
                                                      March 31,          March 31,
                                                      ---------          ---------

                                                        2002       2001*      2002     2001*
                                                        ----       ----       ----     ----
        Income Statement Data:

        Net sales ..................................     100.0%    100.0%    100.0%    100.0%
        Cost of products sold ......................      50.5      47.2      49.2      48.6
        Selling, general and administrative expenses      22.1      20.7      20.6      20.6
        Depreciation and amortization ..............      19.9      25.7      20.8      26.2
        Loss on asset disposals ....................       1.7       2.3       1.6       1.8
                                                       -------   -------   -------   -------
        Operating income ...........................       5.8       4.1       7.8       2.8
        Interest expense, net ......................      11.5      14.6      11.7      15.9
                                                       -------   -------   -------   -------

        Loss before extraordinary item .............      (5.7)    (10.5)     (3.9)    (13.1)
        Extinguishment of debt, net of tax .........       --        --        1.4       --
                                                       -------   -------   -------   -------
        Net loss ...................................      (5.7)%   (10.5)%    (5.3)%   (13.1)%
                                                       =======   =======   =======   =======

        Other Data:
        EBITDA .....................................      25.7%     29.8%     28.6%     29.0%
                                                       =======   =======   =======   =======

*Restated to conform to current year's classification.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales

            Net sales  increased  $0.7 million,  or 4.2%,  from $17.0 million in
2001 to $17.7  million in 2002.  The  increase in sales is primarily a result of improved pricing initiatives on both new and renewal customers.

Cost of Products Sold

            Costs of products  sold  increased by $0.9 million,  or 11.6%,  from
$8.0 million in 2001 to $8.9 million in 2002,  and as a percentage of net sales, increased  from 47.2% in 2001 to 50.5% in 2002.  Operational  wages and benefits increased by $0.6 million from $3.4 million in 2001 to $4.0 million in 2002, and as a percentage of net sales, increased from 19.9% in 2001 to 22.3% in 2002. The increases are primarily  attributable to increased field management personnel to enhance the  operational  effectiveness  of our depots  locally.  CO2  purchases increased by $0.3 million from $1.7 million in 2001 to $2.0 million in 2002, and as a percentage of net sales,  increased from 9.8% in 2001 to 11.0% in 2002. The dollar increase is attributable to increased  purchases of CO2, partially offset by lower per pound costs based on volume incentive pricing.

Selling, General and Administrative Expenses

            Selling,  general  and  administrative  expenses  increased  by $0.4 million,  or 10.8%,  from $3.5  million  in 2001 to $3.9  million  in 2002,  and increased as a percentage of net sales from 20.7% in 2001 to 22.1% in 2002.  The increases are  attributable to an increase in selling and  administrative  wages and benefits.  Selling and  administrative  wages and benefits increased by $0.4 million from $2.1 million in 2001 to $2.5 million in 2002.  These costs  include wages,  benefits and relocation  fees  associated with the hiring of incremental sales and corporate management.

Depreciation and Amortization

            Depreciation and amortization decreased from $4.4 million in 2001 to
$3.5  million  in  2002.  As  a  percentage  of  net  sales,   depreciation  and
amortization expense decreased from 25.7% in 2001 to 19.9% in 2002. Depreciation expense  decreased from $3.1 million in 2001 to $2.9 million in 2002 principally due to an increase in assets which are fully depreciated.  Amortization  expense decreased by $0.6 million from $1.3 million in 2001 to $0.7 million in 2002. The decrease in  amortization  expense is a result of our  adoption of  Statement of
Financial  Accounting  Standard  No.  142  ("SFAS  142"),  "Goodwill  and  Other
Intangible Assets."

Loss on Asset Disposals

            Loss on asset disposals  decreased by $0.1 million from $0.4 million in 2001 to $0.3 million in 2002.  The loss is  attributable  to the write-off of capitalized costs upon service termination from customers.

Operating Income

            Operating income increased by $0.3 million from $0.7 million in 2001 to $1.0  million  in  2002.  As a  percentage  of net  sales,  operating  income increased from 4.1% in 2001 to 5.8% in 2002.

Interest Expense

            Interest expense,  net, decreased by $0.5 million, from $2.5 million in 2001 to $2.0 million in 2002, and decreased as a percentage of net sales from
14.6% in 2001 to 11.5%  in 2002.  The  dollar  decrease  is  attributable  to an overall decline in interest rates and lower average debt levels.

Net Loss

            Net loss decreased by $0.8 million,  or 44.2%,  from $1.8 million in
2001 to $1.0 million in 2002.  No provision for income tax expense in either the
2001 or 2002 periods has been made due to historical net losses.

EBITDA

            For the reasons  described above,  EBITDA decreased by approximately
$0.5  million,  or 10.2%,  from $5.1 million in 2001 to $4.6 million in 2002 and decreased as a percentage of net sales from 29.8% to 25.7%.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2001

Net Sales

            Net sales  increased  $4.9 million,  or 9.8%,  from $49.6 million in
2001 to $54.4  million in 2002.  The  increase in sales is primarily a result of improved pricing initiatives on both new and renewal customers.

Cost of Products Sold

            Costs of products  sold  increased by $2.7 million,  or 11.1%,  from
$24.1  million in 2001 to $26.8  million  in 2002,  and as a  percentage  of net sales,  increased  from  48.6% in 2001 to 49.2% in 2002.  Operational  wages and benefits increased by $1.5 million from $9.4 million in 2001 to $10.9 million in
2002, and as a percentage of net sales, increased from 18.9% in 2001 to 20.0% in
2002. The increases are primarily  attributable  to increased  field  management personnel to enhance the operational  effectiveness  of our depots locally.  CO2 purchases increased by $0.7 million from $5.7 million in 2001 to $6.4 million in
2002, and as a percentage of net sales, increased from 11.5% in 2001 to 11.7% in
2002.  The dollar  increase  is  attributable  to  increased  purchases  of CO2, partially offset by lower per pound costs based on volume incentive pricing.

Selling, General and Administrative Expenses

            Selling,  general  and  administrative  expenses  increased  by $1.0 million, or 10.0%, from $10.2 million in 2001 to $11.2 million in 2002, and as a percentage  of net  sales was 20.6% in 2001 and 2002.  The  dollar  increase  is attributable  to an increase in selling and  administrative  wages and benefits.
Selling and  administrative  wages and  benefits  increased by $0.9 million from
$6.2  million  in 2001 to $7.1  million  in 2002.  These  costs  include  wages, benefits and relocation fees associated with the hiring of incremental sales and corporate management.

Depreciation and Amortization

            Depreciation and  amortization  decreased from $13.0 million in 2001 to $11.3  million  in 2002.  As a  percentage  of net  sales,  depreciation  and amortization expense decreased from 26.2% in 2001 to 20.8% in 2002. Depreciation expense was $9.2  million in 2001 and 2002.  Amortization  expense  decreased by
$1.7 million from $3.8 million in 2001 to $2.1 million in 2002.  The decrease in amortization  expense is a result of our  adoption  of  Statement  of  Financial
Accounting  Standard  No.  142  ("SFAS  142"),  "Goodwill  and Other  Intangible
Assets."

Loss on Asset Disposals

            Loss on asset  disposals was $0.9 million in 2001 and 2002. The loss is attributable to the write-off of capitalized  costs upon service  termination from customers.

Operating Income

            Operating income increased by $2.9 million from $1.4 million in 2001 to $4.3  million  in  2002.  As a  percentage  of net  sales,  operating  income increased from 2.8% in 2001 to 7.8% in 2002.

Interest Expense

            Interest expense,  net, decreased by $1.5 million, from $7.9 million in 2001 to $6.4 million in 2002, and decreased as a percentage of net sales from
15.9% in 2001 to 11.7%  in 2002.  The  dollar  decrease  is  attributable  to an overall decline in interest rates and lower average debt levels.

Extraordinary Item

            Extraordinary item,  extinguishment of debt, totaled $0.8 million in
2002. This charge is  attributable to the write-off of deferred  charges related to our prior credit  facility.  The  refinancing  of our prior  credit  facility occurred during the first quarter of 2002 (see Note 3 to Consolidated  Financial
Statements).

Net Loss

            Net loss decreased by $3.6 million,  or 55.6%,  from $6.5 million in
2001 to $2.9 million in 2002.  No provision for income tax expense in either the
2001 or 2002 periods has been made due to historical net losses.

EBITDA

            For the reasons  described above,  EBITDA increased by approximately
$1.2 million,  or 8.4%,  from $14.4 million in 2001 to $15.6 million in 2002 and decreased as a percentage of net sales from 29.0% to 28.6%.

Liquidity and Capital Resources

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into
service  at  customers'   sites;   (2)  payments  of  interest  on   outstanding
indebtedness;  and (3) working capital. Whenever possible, we seek to obtain the use of vehicles,  land, buildings,  and other office and service equipment under operating  leases as a means of  conserving  capital.  As of March 31, 2002,  we anticipate  making cash capital  expenditures of  approximately  $2.0 million to
$4.0 million  during the  remaining  three months of fiscal 2002,  primarily for purchases  of bulk CO2 systems that we expect to place into  service.  Once bulk
CO2 systems are placed into service, we generally experience positive cash flows on a  per-unit  basis,  as there are  minimal  additional  capital  expenditures required for ordinary operations. In addition to capital expenditures related to internal growth,  we review  opportunities to acquire bulk CO2 service accounts, and may  require  cash in an amount  dictated by the scale and terms of any such transactions successfully concluded.

            On  September  24,  2001,  we entered  into a $60.0  million  second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended Credit  Facility").  Pursuant to the Amended Credit  Facility,  we may
request,  at any time  absent a default,  that the  Amended  Credit  Facility be increased by an additional  $15.0 million to a total of $75.0 million.  This new facility  replaced our prior facility,  which was due to expire in May 2002. The
Amended Credit Facility contains interest rates and an unused facility fee based on a pricing grid calculated  quarterly on total debt to annualized  EBITDA.  We are  entitled  to select the Base Rate or LIBOR,  plus  applicable  margin,  for principal  drawings under the Amended  Credit  Facility.  The  applicable  LIBOR margin  pursuant to the pricing grid currently  ranges from 2.50% to 3.75%,  the applicable unused facility fee pursuant to the pricing grid ranges from .375% to
..50% and the applicable  Base Rate margin pursuant to the pricing grid currently ranges  from 1.50% to 2.75%.  Interest  only is payable  periodically  until the expiration of the Amended Credit  Facility on September 30, 2003.  Additionally,
it is  collateralized  by substantially all of our assets. We are precluded from declaring  or  paying  any  cash  dividends  and are  required  to meet  certain affirmative  and  negative  covenants,  including  but not limited to  financial covenants.  At  various  dates in the past we have been  unable to meet  certain covenants  and have had to obtain  waivers  or  modifications  of terms from our lenders.  In May 2002, the Amended Credit Facility was amended to adjust certain financial covenants for the quarter ended March 31, 2002 and prospectively,  and a waiver was obtained for  non-compliance  with the minimum EBITDA  covenant for the quarter ended March 31, 2002. If the total debt coverage  ratio (as defined)
exceeds the ratio of 4.00 to 1.00,  the  applicable  LIBOR and Base Rate margins will be increased by 25 to 50 basis points in each fiscal quarter beginning with the  fiscal  quarter  ending June  2002,  to  a  maximum  of  4.75%  and  3.75%,

respectively.  Although  we  believe  that we will be able to  comply  with  the current  provisions of our borrowing  arrangements,  circumstances may result in our having to obtain waivers or further modifications in the future.

             For the period ended March 31, 2002, we were not in compliance with the total net funded debt coverage ratio covenant under the Notes and Additional
Notes.  On May 10, 2002,  concurrently  with the amendment to the Amended Credit
Facility,  certain financial covenants for the quarter ended March 31, 2002, and prospectively,  were adjusted and non-compliance  with the total net funded debt coverage  ratio  covenant for the three months ended March 31, 2002, was waived.
If the total net funded debt coverage ratio (as defined)  exceeds the applicable ratio for each fiscal  quarter  ending on or after June 30,  2002,  the interest rate on the Notes and  Additional  Notes will increase by an additional 75 basis points per annum up to a maximum of 14% per annum.

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

            During the nine months ended March 31, 2002,  our capital  resources included  cash flows  from  operations,  proceeds  from the sale of our Series B
Preferred Stock, the exercise of stock options, and available borrowing capacity under  the  Amended  Credit  Facility.  As of March 31,  2002,  a total of $48.0 million was outstanding  under the Amended Credit Facility with interest at 3.5%
above LIBOR (5.3700% to 5.4038%).

            We believe that cash flows from operations and available  borrowings under the Amended Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

            Working Capital. At March 31, 2002 and June 30, 2001, we had working capital of $2.8 million and $1.2 million, respectively.

             Cash Flows from  Operating  Activities.  For the nine months  ended
March 31, 2002 and March 31,  2001,  net cash  provided by  operations  was $8.2 million and $1.5  million,  respectively.  The  increase of $6.7 million in 2002 compared  to 2001 is  primarily a result of changes in the net loss from 2001 to
2002 of $3.6 million,  the loss on early  extinguishment of debt of $0.8 million in 2002, accounts payables of $4.8 million,  and accounts receivable and prepaid expenses and other  assets of $2.2  million,  offset by changes in  amortization expense  associated  with the  adoption of SFAS 142 of $1.6  million and accrued expenses and customer deposits of $3.1 million.

            Cash Flows from  Investing  Activities.  For the nine  months  ended
March 31, 2002 and March 31,  2001,  net cash used in investing  activities  was
$9.5 million and $9.1 million,  respectively.  These  investing  activities were primarily  attributable to the  acquisition,  installation  and direct placement costs of bulk CO2 systems.

            Cash Flows from  Financing  Activities.  For the nine  months  ended
March 31, 2002 and March 31, 2001,  cash flows provided by financing  activities were $1.2  million  and $7.6  million,  respectively.  In 2001,  cash flows from financing  activities  included  the issuance  1,111,111  shares of common stock offset  by the net  repayment  of  long-term  debt.  In 2002,  cash  flows  from financing activities included the issuance of 2,500 shares of Series B Preferred
Stock,  the exercise of stock  options,  and the net issuance of long-term  debt offset by an increase in deferred charges under the Amended Credit Facility.

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

Significance of Estimates

            We prepare our consolidated  financial statements in conformity with accounting  principles  generally  accepted in the United States of America and, therefore, are required to make estimates regarding the values of our assets and in recording  income and expenses.  These  estimates are based,  in part, on our judgment and assumptions  regarding various economic  conditions that we believe are  reasonable  based  on  facts  and  circumstances  existing  at the  time of reporting.  The results of these estimates  affect reported  amounts of revenues and expenses during the periods  presented.  As indicated  within Note 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended  June 30,  2001,  during the fourth  quarter  of fiscal  2001,  management continued to monitor and evaluate the collectibility of and potential impairment of its assets, in particular,  accounts  receivable and certain fixed assets. In connection  therewith,  an additional  allowance  for doubtful  accounts of $1.7 million and  significant  reserves and write-downs on fixed assets were recorded in the fourth  quarter of 2001. We continue to closely  monitor these assets and although  management believes that current allowances and reserves are adequate, there can be no assurances that  additional  allowances and reserves will not be necessary in the future.
                                       18

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of March 31, 2002, a total of $48.0 million was outstanding  under the
Amended Credit  Facility with interest at 3.5% above LIBOR (5.3700% to 5.4038%).
Based upon $48.0 million  outstanding under the Amended Credit Facility at March
31, 2002,  our annual  interest  cost under the Amended  Credit  Facility  would increase by $0.5 million for each 1% increase in LIBOR.

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

PART II.  OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibit No.             Exhibit
                   -----------             -------

                   10.1             --     First  Amendment and Waiver to Second
                                           Amended and Restated Revolving Credit
                                           Agreement dated as of May 10, 2002 by
                                           and among the Company, SunTrust Bank,
                                           Heller   Financial,   Inc.   and  BNP
                                           Paribas.
                   10.2             --     Amendment  No.  8 dated as of May 10,
                                           2002  to  Senior   Subordinated  Note
                                           Purchase  Agreement  by and among the
                                           Company and the Investors.

             (b)   Reports on Form 8-K.

                   No reports on Form 8-K were filed  during the  quarter  ended
                   March 31, 2002.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                   NuCo2 Inc.

Dated:  May 15, 2002               By: /s/ Gregg F. Stewart
                                       ------------------------
                                       Gregg F. Stewart
                                       Chief Financial Officer

