Form 10-K
period 2002-06-30
NUCO2 INC /FL
filed 2002-09-30
CIK 947577

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
OF 1934 For the fiscal year ended June 30, 2002

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

                                                           (continued next page)

            The  aggregate  market value at September  18, 2002 of shares of the
Registrant's  common  stock,  $.001 par value per share  (based upon the closing price of $10.00 per share of such stock on the  Nasdaq  National  Market on such date), held by  non-affiliates of the Registrant was approximately  $98,554,000.
Solely for the  purposes  of this  calculation,  shares  held by  directors  and executive  officers of the Registrant have been excluded.  Such exclusion should not be  deemed a  determination  or an  admission  by the  Registrant  that such individuals are, in fact, affiliates of the Registrant.

            At September 18, 2002, there were outstanding  10,633,405  shares of the Registrant's common stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The  information  required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the  Registrant's  definitive proxy statement to be filed not later than October 28, 2002 pursuant to Regulation 14A.

                                   NUCO2 INC.

                                      Index
                                      -----
                                                                            Page
                                                                            ----

PART I.
Item 1.        Business.                                                      1
Item 2.        Properties.                                                    7
Item 3.        Legal Proceedings.                                             7
Item 4.        Submission of Matters to a Vote of Security Holders.           7

PART II.
Item 5.        Market For Registrant's Common Equity and
               Related Stockholder Matters.                                   7
Item 6.        Selected Financial Data.                                       8
Item 7.        Management's Discussion and Analysis
               of Financial Condition and Results of Operations.              9
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.   22
Item 8         Financial Statements and Supplementary Data.                  23
Item 9.        Changes in and Disagreements
               With Accountants on Accounting and Financial Disclosure.      23

PART III.
Item 10.       Directors and Executive Officers of the Registrant.           23
Item 11.       Executive Compensation.                                       23
Item 12.       Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters.        23
Item 13.       Certain Relationships and Related Transactions.               23

PART IV.
Item 14.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.                                      23

Signatures                                                                   27
Index to Financial Statements                                               F-1

1.          Business.

General

            NuCo2 Inc. is the largest  supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating fountain beverages. In most instances,  CO2 is presently  supplied to fountain  beverage  users in the form of gas, which is transported and stored in high pressure cylinders.  Bulk CO2 is a relatively new technology  that is replacing  high  pressure  CO2 as the  beverage  carbonation system of  choice.  We are the  first and only  company  to  operate a  national network of service  locations  with over 99% of fountain  beverage  users in the continental United States within our current service area.

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

Contract Feeders                Wholesale Clubs                       Convenience/Petroleum
ARAmark                         BJ's Wholesale              7-Eleven                         Golden Pantry
Compass Group                   Costco                      AM/PM                            Pantry Stores
Host Marriott                   Sam's Club                  BP/Amoco                         Phillips 66
Sodexho                                                     Circle K                         Racetrac Petroleum
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
Georgia Dome
Madison Square Garden                                                        Movie Theatres
Pro Player Stadium                                          Litchfield Cinemas               United Artist Cinemas
Raymond James Stadium                                       Loew's Cineplex                  Wallace Theatres
Staples Center                                              Regal Cinemas

            We are a  Florida  corporation,  incorporated  in  1990.  Through  a combination of internal  growth and over 30  acquisitions,  we have expanded our service area from one service location and 19 customers in Florida to 98 service locations  and  approximately  71,000 bulk and high pressure CO2 customers in 45 states as of June 30, 2002.  Today,  the majority of our growth is driven by the conversion of high pressure CO2 users to bulk CO2 systems.

                                Service Locations

                                [OBJECT OMITTED]

            Our bulk CO2 customer  base is highest in Florida,  Texas,  Georgia,
New York and  California.  Substantially  all of our revenues  have been derived from the rental of bulk CO2 systems  installed at customers'  sites, the sale of
CO2 and high pressure  cylinder  revenues.  Revenues have grown from $812,000 in fiscal 1991 to $72.3 million in fiscal 2002.

                                   Net Sales
                                 (in millions)

                                [OBJECT OMITTED]

Opportunity for Growth

            CO2 is universally used for carbonating fountain beverages. Bulk CO2 systems are  permanently  installed at the customer's site and are filled by the supplier from a specialized bulk CO2 truck, unlike high pressure cylinders which are typically changed out when empty and transported to the supplier's depot for refilling.  Advantages to users of bulk CO2 systems over high pressure cylinders include enhanced safety,  improved beverage quality and product yields,  reduced employee handling and cylinder storage requirements, and elimination of downtime and product waste during high pressure cylinder  changeovers.  Consequently,  we believe  that bulk CO2  systems  will  eventually  displace  most high  pressure cylinders in the fountain beverage market.

            We  estimate  there are  currently  approximately  140,000  bulk CO2 beverage users in the United States. Of these,  approximately 70,000 are already our customers.  We also currently service  approximately  1,000 stand alone high pressure CO2  customers.  There are an estimated  600,000  convertible  fountain beverage users in the continental  United States suitable for bulk CO2 services.
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

            We also supply high pressure gases in cylinder form,  including CO2, helium and nitrogen.  We estimate that we currently service  approximately 1,000 stand-alone high pressure CO2 customers, most of whom are very low volume users.
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

Marketing and Customers

            At June 30,  2002,  we serviced  approximately  71,000 bulk and high pressure CO2 customers,  none of which  accounted for more than 2% of our fiscal
2002 net sales.  We market our bulk CO2 products and services to large customers such as restaurant and convenience store chains, movie theater operators,  theme parks,  resorts  and sports  venues.  Our  customers  include  most of the major national and regional  chains  throughout the United  States.  We approach large chains on a corporate  or regional  level for  approval to become the  exclusive supplier  of bulk CO2  products  and  services  on a national  basis or within a designated territory. We then direct our sales efforts to the managers or owners of the individual or franchised  operating units. Our  relationships  with chain customers in one geographic  market frequently help us to establish service with these same chains when we expand into new  markets.  After  accessing  the chain accounts in a new market,  we attempt to rapidly  build route density by leasing bulk CO2 systems to independent  restaurants,  convenience  stores and theaters.
Our  products  and  services  are sold by a sales  force of 38  commission  only independent sales representatives and 39 salaried sales personnel.

Competition

            We are the  largest  and the  sole  national  supplier  of bulk  CO2 systems and bulk CO2 for carbonating fountain beverages. In many of our markets, we are a leading or the dominant supplier of bulk CO2 services.

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

Operations

            At June 30, 2002, we operated 98 service  locations  (76  stationary depots and 22 mobile  depots)  located  throughout our 45 state service area and operated 161 specialized bulk CO2 trucks and 76 technical service vehicles. Each specialized  bulk CO2 truck  refills bulk CO2 systems at  customers'  sites on a regular cycle and CO2 delivery  quantities are measured by flow meters installed on the bulk CO2 trucks.  Each  stationary  depot is equipped with a storage tank
(up to 40 tons) which  receives bulk CO2 from large  capacity  tanker trucks and from which our specialized bulk CO2 trucks are filled with bulk CO2 for delivery to customers.  In most  instances,  the bulk CO2 system at a customer's  site is accessible from the outside of the  establishment  and delivery of bulk CO2 does not cause any interference with the operations of the customer. All dispatch and billing  functions are  conducted  from our  corporate  headquarters  in Stuart,
Florida, with route drivers, installers and service personnel operating from our service locations.

            Implementation    of   our    Intelligent    Distribution    System,
AccuRoute(TM),  continued  during the year.  AccuRoute(TM)  includes  these core components:

            Portable Account Link (PAL)

            This  is the  mobile  information  system  for  use in our  delivery operation.  The system  utilizes a hand held device to provide  field  personnel with up to date delivery route and customer account  information and also serves as an input source to record all delivery transaction information.  PAL has been operational since the spring of 2000.

            Scheduling System

            In order to ensure  reliability and consistent service levels to the customer,  deliveries  are  made  at a  fixed  interval.  Information  from  the scheduling  system is used to  determine  the  proper  frequency.  Accounts  are closely monitored by our field and corporate  personnel.  Each account is placed into the correct frequency grouping based on delivery history,  seasonality, and promotions reported to us by the customer.

            The scheduling system analyzes a customer's CO2 usage and determines the optimal next delivery date,  considering  both maximum payload  delivery and safety stock held in the  customer's  tank.  The  foundation  of the  scheduling system is the delivery  information  gathered by the PAL system.  The scheduling system utilizes sophisticated computer algorithms that consider:

            1.    Tank size
            2.    Delivery history
            3.    Seasonal factors
            4.    Safety margins

            Based on  delivered  quantities  over time,  the  scheduling  system determines a daily usage rate. Usage,  combined with tank size and last delivery date, is used to determine how often a customer's tank must be filled.

            The scheduling system was first deployed during the fall of 2000 and currently is being significantly refined and enhanced.

            Route Optimization

            The route optimization system will produce efficient delivery routes to minimize time and distance traveled between  deliveries.  We expect that this will  significantly  improve the levels of service to our  customers by enabling our  drivers  to  deliver  more  stops  in less  time.  Testing  of a  potential third-party  solution  has taken place and we expect that  additional  solutions will be evaluated in the near future.  Final selection should occur, and initial implementation begin during fiscal 2003.

            Mobile Fleet Communication

            We have implemented  two-way voice  communication and text messaging primarily using the Nextel(R) wireless  communication system. This system allows for real-time,  voice  communication or two-way text messaging with delivery and service  personnel,  regardless  of their  location  virtually  anywhere  in the country.  This  capability  has greatly  increased  our ability to maximize  the utilization  of our  resources  and to provide  the  highest  level of  customer service.

            Remote Tank Monitoring

            This system will provide  readings of CO2 pressure and volume either on demand by polling the monitor on the tank or will  automatically  generate an alert when a  predetermined  set point is reached.  We envision that this system will  especially  benefit those  customers that  experience  large swings in CO2 usage, such as theaters,  sports venues and seasonal customers. We are presently reviewing  remote tank  monitoring  alternatives  with our  strategic  partners,
Coca-Cola and The BOC Group,  Inc.,  and our major supplier of bulk CO2 systems, as well as several  other  solution  providers.  Initial  testing of remote tank monitoring began in December 2001 and continues.

            Customer Extranet

            Customers  will be able to log on to a secure  Web  site  and  among other things,  maintain their  accounts,  review  account  balances and delivery history,  as well as scheduled  deliveries,  and place orders or request special service. The Customer Extranet is expected to be deployed in the fall of 2002.

Bulk CO2 Supply

            Bulk CO2 is currently a readily available  commodity product,  which is  processed  and sold by  various  sources.  In May 1997,  we  entered  into a
ten-year  bulk  CO2  requirements   contract  with  The  BOC  Group,  Inc.,  the
multinational  industrial  gases company,  that provides a stable supply of high quality CO2 at competitive  prices. In addition,  the agreement provides that if sufficient  quantities of bulk CO2 become  unavailable  for any reason,  we will receive treatment as a preferred customer.

Bulk CO2 Systems

            We purchase new bulk CO2 systems from the two major manufacturers of such  systems  and we  believe  that we are the  largest  purchaser  of bulk CO2 systems  from these  manufacturers  combined.  We  currently  purchase  bulk CO2 systems in four sizes (300, 400, 450 or 600 lbs. of bulk CO2 capacity) depending on the needs of our customers.  Bulk CO2 systems are vacuum insulated containers with extremely high insulation  characteristics  allowing the storage of CO2, in its liquid form, at very low  temperatures.  Bulk CO2 systems  operate under low
pressure,  are  fully  automatic,   and  require  no  electricity.   Based  upon
manufacturers'  estimates,  the service life of a bulk CO2 system is expected to exceed 20 years with minimal  maintenance.  We maintain an adequate inventory of bulk CO2 systems to meet expected customer demand.

Employees

            At June 30, 2002, we employed 541 full-time  employees,  215 of whom were involved in management,  sales or customer support,  251 of whom were route drivers and 75 of whom were in  technical  service  functions.  We consider  our relationship with our employees to be good.

Trademarks

            We market our services using the NuCo2(R)  trademark  which has been registered by us with the United States Patent and Trademark Office. The current registration expires in 2007.

Seasonality

            At June 30,  2002,  approximately  13,000 of our bulk CO2  customers were billed under rental plus per pound charge contracts or by the pound for all bulk CO2 delivered. Customers who purchase bulk CO2 by the pound tend to consume less  CO2 in the  winter  months  and our  revenues  to such  customers  will be correspondingly lower in times of cold or inclement weather.

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

2.          Properties.
            ----------

            Our  corporate  headquarters  are  located in a 32,000  square  foot rented facility in Stuart, Florida that accommodates corporate,  administrative, marketing,  sales and  warehouse  space.  At June 30,  2002,  we also  rented 76 stationary service locations  throughout 45 states.  These facilities are rented on terms  consistent with market  conditions  prevailing in the area. We believe that our  existing  facilities  are  suitable  for our  current  needs  and that additional or replacement  facilities,  if needed,  are available to meet future needs.

3.          Legal Proceedings.
            -----------------

            We are  involved  from  time to time in  litigation  arising  in the ordinary  course  of  business,  none of which is  expected  to have a  material adverse effect on our financial condition or results of operations.

4.          Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Not applicable.

5.          Market For Registrant's Common Equity and Related Stockholder Matters.
            ---------------------------------------------------------------------

            Our Common  Stock  trades on the Nasdaq  National  Market  under the symbol "NUCO".  The following  table  indicates the high and low sale prices for our Common  Stock for each  quarterly  period  during  fiscal 2001 and 2002,  as reported by the Nasdaq National Market.

Calendar 2000                               High                   Low
-------------                               ----                   ---
Third Quarter                    $         9.000             $     6.031
Fourth Quarter                             8.375                   5.031

Calendar 2001
-------------
First Quarter                    $        13.875             $     7.563
Second Quarter                            15.800                  11.125
Third Quarter                             13.200                   7.940
Fourth Quarter                            12.850                   9.820

Calendar 2002
-------------
First Quarter                    $        13.050            $     11.120
Second Quarter                            14.010                  10.900

            At  September  19,  2002,  there were  approximately  200 holders of record of our Common Stock, although there is a much larger number of beneficial owners.

            We have never paid cash  dividends on our Common Stock and we do not anticipate  declaring any cash dividends on our Common Stock in the  foreseeable future.  We intend to retain all future  earnings for use in the  development of our  business.  In  addition,  the payment of cash  dividends is  restricted  by financial covenants in our loan agreements.

            On  November  1,  2001,  we sold  2,500  shares  of our  Series B 8%
Cumulative Convertible Preferred Stock without registration under the Securities
Act of 1933, as amended (the "Securities Act") to Paribas North America, Inc., a
Delaware  corporation,  for aggregate  cash proceeds of $2.5 million in reliance upon the exemption from registration  provided by Section 4(2) of the Securities
Act.  Shares of the Series B 8% Cumulative  Convertible  Preferred  Stock may be
converted  into shares of our Common Stock at any time at a conversion  price of
$12.92 per share. No underwriting discounts or commissions were paid.

            On August 22,  2002,  we sold  1,663,846  shares of our Common Stock without registration under the Securities Act to 24 "accredited  investors" at a price of $9.75 per share for aggregate  cash proceeds of $16,222,499 in reliance upon the exemption from registration  provided by Section 4(2) of the Securities
Act and  Regulation D  thereunder.  Commissions  in the amount of $920,138  were paid.

6.          Selected Financial Data.
            -----------------------

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

                                                                         Fiscal Year Ended June 30,
                                                                         --------------------------
                                                             2002         2001*        2000*        1999*        1998*
                                                             ----         ----         ----         ----         ----
                                                             (in thousands, except per share amounts and Operating Data)
Income Statement Data:
Net sales .............................................   $  72,312    $  67,633    $  57,951    $  47,098    $  35,077
Cost of products sold .................................      35,491       33,177       28,565       24,548       18,178
Selling, general and administrative expenses ..........      17,614       17,368       12,352       10,121        9,296
Depreciation and amortization .........................      16,319       17,475       15,501       12,763        8,912
Loss on asset disposal ................................       4,661        4,891          901        1,110          500
                                                          ---------    ---------    ---------    ---------    ---------

Operating (loss) income ...............................      (1,773)      (5,278)         632       (1,444)      (1,809)
Interest expense, net .................................       8,402       10,207       10,015        7,489        3,639
                                                          ---------    ---------    ---------    ---------    ---------

(Loss) before extraordinary item ......................     (10,175)     (15,485)      (9,383)      (8,933)      (5,448)
Extraordinary item ....................................         796         --           --           --            187
                                                          ---------    ---------    ---------    ---------    ---------

Net (loss) ............................................   $ (10,971)   $ (15,485)   $  (9,383)   $  (8,933)   $  (5,635)
                                                          =========    =========    =========    =========    =========

(Loss) per common share before
     extraordinary item ...............................   $   (1.23)   $   (2.01)   $   (1.30)   $   (1.24)   $   (0.75)
Extraordinary item ....................................       (0.09)        --           --           --          (0.03)
                                                          ---------    ---------    ---------    ---------    ---------
Net (loss) per common share ...........................   $   (1.32)   $   (2.01)   $   (1.30)   $   (1.24)   $   (0.78)

Weighted average shares outstanding ...................       8,742        7,926        7,238        7,217        7,210

*Restated to conform to current year's classifications
Other Data:
EBITDA (1) ............................................   $  14,546    $  12,197    $  16,133    $  11,319    $   7,103

Operating Data:
Company owned bulk CO2 systems serviced
     Beginning of period ..............................      60,000       58,000       50,395       39,295       21,919
     New installations, net ...........................       1,000        2,000        7,605       11,100        9,446
     Acquisitions .....................................        --           --           --           --          7,930
                                                          ---------    ---------    ---------    ---------    ---------
Total company owned bulk CO2 systems serviced .........      61,000       60,000       58,000       50,395       39,295
Customer owned bulk CO2 systems serviced ..............       9,000        9,000       10,000        8,605        6,800
                                                          ---------    ---------    ---------    ---------    ---------
Total bulk CO2 systems serviced .......................      70,000       69,000       68,000       59,000       46,095
Total high pressure CO2 customers .....................       1,000        2,000        5,000        6,000        9,000
                                                          ---------    ---------    ---------    ---------    ---------
Total customers .......................................      71,000       71,000       73,000       65,000       55,095
Stationary depots .....................................          76           74           70           69           63
Mobile depots .........................................          22           19           21           15            2
Bulk CO2 trucks .......................................         161          157          158          166          150
Technical service vehicles ............................          76           87           95           86           76
High pressure cylinder delivery trucks ................        --              2            7            7           17

Balance Sheet Data:
Cash and cash equivalents .............................   $   1,562    $     626    $     279    $   1,579    $     337
Total assets ..........................................     132,638      138,016      148,549      141,630      124,498
Total debt (including short-term debt) ................      87,660       87,346       92,082       82,461       59,328
Redeemable preferred stock ............................       8,552        5,466        5,050         --           --
Total shareholders' equity ............................      25,219       33,982       38,240       47,733       55,643
-------------------

(1)     EBITDA   represents   operating  (loss)  income  plus  depreciation  and
        amortization.  Information  regarding EBITDA is presented because of its use by certain  investors as one measure of a  corporation's  ability to generate cash flow.  EBITDA should not be considered an alternative  to, or more meaningful than, operating income, net income or cash flows from operating  activities  as  an  indicator  of a  corporation's  operating performance.

7.      Management's Discussion and Analysis of Financial Condition and Results
        of Operations.
        -----------------------------------------------------------------------

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
TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL
PERSONNEL.  THE FORWARD-LOOKING  STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM
10-K AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING  STATEMENTS OR TO
UPDATE THE REASONS WHY ACTUAL  RESULTS COULD DIFFER FROM THOSE  PROJECTED IN THE
FORWARD-LOOKING STATEMENTS.

OVERVIEW

            We are the largest supplier in the United States of bulk CO2 systems and  bulk CO2 for  carbonating  fountain  beverages.  As of June  30,  2002,  we operated a  national  network of 98  service  locations  in 45 states  servicing approximately  71,000  bulk  and  high  pressure  customers.  Currently,  99% of fountain beverage users in the continental  United States are within our present service  area.  Historically,  due  to a  combination  of  internal  growth  and acquisitions,  we have  experienced  high levels of growth in terms of number of customers  and net sales,  averaging 20% to 50% per year from 1995 through 2000.
Today,  the majority of our growth is internal  resulting from the conversion of high pressure CO2 users to bulk CO2 systems.

            During  the  fiscal   years  ended  June  30,  2001  and  2002,   we
deliberately slowed new customer contract signings and the related  installation rate of bulk  CO2  systems.  This  decision  was made to  enable  us to focus on improving our operating  effectiveness in order to better position us for future growth.  We decentralized  service location  management from our headquarters in
Stuart,  Florida to the depot  locations  themselves and in connection with this decision hired new full-time depot and regional managers.  This slowed our gross margin  improvement plan in fiscal 2001 and 2002,  although it is anticipated to enhance it in the future.  We also devoted  significant  resources to developing and  implementing our new  AccuRoute(TM)  system to improve our productivity and better service our  customers.  The result of this decision was that our revenue growth slowed from prior years although  revenue still grew at 16.7% and 6.9% in fiscal 2001 and 2002, respectively. In addition, the ramp down in growth enabled our sales  force to  concentrate  on signing  higher  margin new  customers  and resigning existing  customers at increased rates.  Because of these initiatives, we feel that we will be ready to accelerate  our growth in the second quarter of fiscal 2003.

            During fiscal 2002,  early increases in net sales were primarily the result of pricing  initiatives  on both new and  renewal  customers.  During the quarter ended March 31, 2002,  revenue growth reflected a strategic  decision to reduce  fuel and other  surcharges  along with a planned  reduction  in our high pressure cylinder  business.  The weak economy also impacted revenues during the year due to a large number of small  independent  restaurant  closings,  reduced volume on per pound and fill only  customers  and slower  growth in new customer installations.

            We believe that our future revenue growth, gains in gross margin and profitability  will be dependent upon (i) increases in route density in existing markets and the expansion and  penetration of bulk CO2 system  installations  in new market  regions,  both resulting from  successful  ongoing  marketing,  (ii)
improved  operating  efficiencies  and (iii)  price  increases.  New  multi-unit
placement   agreements   combined  with   single-unit   placements   will  drive
improvements in achieving route density. Our success in reaching multi-placement agreements is due in part to our national  delivery  system.  We maintain a "hub and spoke" route structure and establish additional  stationary bulk CO2 service locations as service areas expand through geographic growth. Our entry into many states was  accomplished  largely through the  acquisition of businesses  having thinly  developed route networks.  We expect to benefit from route  efficiencies and other  economies  of scale as we build  our  customer  base in these  states through  intensive  regional and local  marketing  initiatives.  Greater density should also lead to enhanced  utilization of vehicles and other fixed assets and the ability to spread fixed  marketing and  administrative  costs over a broader revenue base.

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

GENERAL

            Substantially  all of our revenues have been derived from the rental of bulk CO2 systems  installed  at  customers'  sites,  the sale of CO2 and high pressure  cylinder  revenues.  Revenues  have grown from $18.9 million in fiscal
1997 to $72.3 million in fiscal 2002. We believe that our revenue base is stable due to the existence of long-term  contracts with our customers  which generally rollover with a limited number expiring without renewal in any one year. Revenue
growth  is  largely   dependent   on  (1)  the  rate  of  new  bulk  CO2  system
installations,  (2) the growth in bulk CO2 sales at (i) customers  having rental plus per pound charge  contracts  and (ii)  customers who own their own bulk CO2 systems, and (3) price increases.

            Cost of products  sold is comprised of  purchased  CO2,  vehicle and service location costs associated with the storage and delivery of CO2. Selling, general and administrative expenses consist of wages and benefits,  dispatch and
communications   costs,   as  well  as  expenses   associated   with  marketing,
administration,   accounting  and  employee   training.   Consistent   with  the
capital-intensive  nature of our business, we incur significant depreciation and amortization expenses.  These stem from the depreciation of our bulk CO2 systems
and  related  installation  costs,   amortization  of  sales  commissions,   and
amortization of deferred financing costs and other intangible assets.

            With  respect  to bulk CO2  systems,  we  capitalize  costs that are associated  with specific  installations  of such systems with  customers  under non-cancelable  contracts  and which would not be incurred  but for a successful placement. All other service, marketing and administrative costs are expensed as incurred.

            We believe that earnings before  interest,  taxes,  depreciation and amortization  ("EBITDA") is one of the principal  financial measures by which we should be measured as we continue to achieve  national  market  presence  and to build route density.  Information  regarding EBITDA is presented  because of its use by certain  investors as one measure of a corporation's  ability to generate cash  flow.  EBITDA  should  not be  considered  as an  alternative  to, or more meaningful  than,  operating  income,  net income or cash  flows from  operating activities  as an indicator of a  corporation's  operating  performance.  EBITDA excludes  significant  costs of doing  business and should not be  considered in isolation from GAAP measures.

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in accumulated net losses of $53.0 million at June 30, 2002.

Results of Operations

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship, which the various items bear to net sales:

                                                 Fiscal Year Ended June 30,
                                                 2002      2001*     2000*
                                                 ----      ----      ----
Income Statement Data:
Net sales ..................................     100.0%    100.0%    100.0%
Cost of products sold ......................      49.1      49.1      49.3
Selling, general and administrative expenses      24.4      25.7      21.2
Depreciation and amortization ..............      22.6      25.8      26.8
Loss on asset disposal .....................       6.4       7.2       1.6
                                               -------   -------   -------
Operating (loss) income ....................      (2.5)     (7.8)      1.1
Interest expense, net ......................      11.6      15.1      17.3
                                               -------   -------   -------
(Loss) before extraordinary item ...........     (14.1)    (22.9)    (16.2)
Extraordinary item - extinguishment of debt.      (1.1)   --        --
                                               -------   -------   -------
Net (loss) .................................     (15.2)%   (22.9)%   (16.2)%
                                               =======   =======   =======
Other Data:
   EBITDA ..................................      20.1%     18.0%     27.8%
                                               =======   =======   =======

*Restated to conform to current year's classifications.

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

            Net Sales

            Net sales  increased  $4.7 million,  or 6.9%,  from $67.6 million in
2001 to $72.3  million in 2002.  The  increase in sales is primarily a result of improved pricing  initiatives on both new and renewal  customers,  offset by our strategic decision to reduce fuel and other surcharges and the planned reduction in the stand alone high pressure  cylinder business made in the third quarter of fiscal 2002.

            Cost of Products Sold

            Costs of products  sold  increased by $2.3  million,  or 7.0%,  from
$33.2  million in 2001 to $35.5  million  in 2002,  and as a  percentage  of net sales,  equaled  49.1% in both  fiscal  years.  Operational  wages and  benefits increased by $1.2 million from $13.3  million in 2001 to $14.5  million in 2002, and as a percentage of net sales, increased from 19.7% in 2001 to 20.1% in 2002.
The increases are primarily attributable to increased field management personnel to enhance the operational  effectiveness  of our depots locally.  CO2 purchases increased by $1.0 million from $7.5 million in 2001 to $8.5 million in 2002, and as a percentage of net sales, increased from 11.2% in 2001 to 11.8% in 2002. The dollar increase is attributable to increased  purchases of CO2, partially offset by lower per pound costs,  based on volume  incentive  pricing.  Truck  expenses decreased  $0.6  million in 2001 to $5.3 million in 2002 while  decreasing  as a percentage of sales from 10.8% in 2001 to 8.8% in 2002.  The dollar  decrease is primarily attributable to decreased fuel and truck repair costs.

            Selling, General and Administrative Expenses

            Selling,  general  and  administrative  expenses  increased  by $0.2 million,  or 1.4%, from $17.4 million in 2001 to $17.6 million in 2002, and as a percentage  of net  sales  decreased  from  25.7% in 2001 to 24.4% in 2002.  The increase is  primarily  attributable  to  increases  in selling,  executive  and administrative  wages and  benefits,  and other  general  expenses,  offset by a decrease in bad debt  expense.  Selling and  administrative  wages and  benefits increased  by $0.2  million  from $9.7  million in 2001 to $9.9 million in 2002.
These costs include wages and benefits associated with the hiring of incremental sales and corporate  management.  Other general expenses  increased $0.3 million from $4.6  million in 2001 to $4.9 million in 2002.  Bad debt expense  decreased
$0.3 million from $3.1 million in 2001 to $2.8 million in 2002.  As a percentage of net sales, bad debt expense  decreased from 4.5% in 2001 to 3.8% in 2002. The decrease is primarily  attributable to corrective  action taken on the potential uncollectability  of certain accounts  receivable that came to light as a result of several issues in the billing and cash  application  areas noted in the prior year.  We believe  that the  factors  that gave rise to these  issues  have been addressed in order to prevent their  reoccurrence in the future.  Although there was a decrease in bad debt  expense for 2002  compared to 2001, a charge of $1.9 million was  recorded  in the fourth  quarter to  increase  reserves  due to the unusually  high closure rate among  independent  operators  who have gone out of business in recent periods because of unfavorable economic conditions.

            Depreciation and Amortization

            Depreciation and  amortization  decreased from $17.5 million in 2001 to $16.3  million  in 2002.  As a  percentage  of net  sales,  depreciation  and amortization expense decreased from 25.8% in 2001 to 22.6% in 2002. Depreciation expense  increased from $12.3 million in 2001 to $12.6 million in 2002 primarily as a result of new  asset  additions.  Amortization  expense  decreased  by $1.4 million  from $5.1  million in 2001 to $3.7  million in 2002.  The  decrease  in amortization  expense is a result of our  adoption  of  Statement  of  Financial
Accounting  Standard  No.  142  ("SFAS  142"),  "Goodwill  and Other  Intangible
Assets". This accounting standard requires that goodwill be separately disclosed from other  intangible  assets in the balance sheet, and no longer be amortized, but tested for impairment on a periodic  basis. In accordance with this standard we discontinued the amortization of goodwill  effective July 1, 2001. For fiscal
2002, we were not required to recognize an impairment of goodwill.

            Loss on Asset Disposal

            Loss on asset  disposal  decreased $0.2 million from $4.9 million in
2001 to $4.7 million in 2002 and as a percentage  of net sales,  decreased  from
7.2% in 2001  to  6.4% in  2002.  In  June  2001,  as a  result  of our  plan to discontinue further installation of 50 and 100 lb. tanks, a loss of $1.2 million was recorded.  Additionally,  in 2001, we recognized a loss of $1.8 million as a result of adopting a more  conservative  approach of immediately  removing tanks upon service termination,  compared with the prior practice of leaving a tank in place when  prospects for a new customer at the same location  appeared  likely.
During 2002,  an  additional  loss in the amount of $1.1 million was  recognized relating to 50 and 100 lb. tanks that were removed from service during the year.
In June 2002,  we adopted a plan to replace all 50 and 100 lb.  tanks in service at  customers  over a three to four year period.  Our decision to replace  these small tanks was based on an evaluation of undiscounted cash flows,  contribution to depot  fixed  overhead,  pricing  and  targeted  margins.  As a result of our decision,  the  remaining  50 and 100  lb.  tanks  were  written  down to  their estimated  net  realizable  value and a loss on  impairment  of $1.8 million was recorded in June 2002. As of June 30, 2002, the net book value of 50 and 100 lb.
tanks totaled $2.8 million which will be depreciated  over a remaining period of time that they are expected to be utilized.

            Operating Loss

            Operating  loss  decreased by $3.5 million from $5.3 million in 2001 to $1.8 million in 2002. As a percentage of net sales,  operating loss decreased from 7.8% in 2001 to 2.5% in 2002.

            Interest Expense, Net

            Interest expense, net, decreased by $1.8 million, from $10.2 million in 2001 to $8.4 million in 2002, and decreased as a percentage of net sales from
15.1% in 2001 to 11.6% in 2002. The dollar decrease is primarily attributable to an overall decline in interest rates as well as lower average debt levels.

            Extraordinary Item

            Extraordinary item,  extinguishment of debt, totaled $0.8 million in
2002. This charge is  attributable to the write-off of deferred  charges related to our prior credit  facility.  The  refinancing  of our prior  credit  facility occurred during the first quarter of 2002 (see Note 5 to Consolidated  Financial
Statements).

            Net Loss

            Net loss decreased by $4.5 million,  or 29.2%, from $15.5 million in
2001 to $11.0  million in 2002.  No  provision  for income tax expense in either
2001 or 2002 has been made due to  historical  net losses.  At June 30, 2002, we had net operating loss  carryforwards  for federal income tax purposes of $105.0 million, which are available to offset future federal taxable income, if any, in varying amounts through June 2022.

            EBITDA

            For the reasons  described above,  EBITDA increased by approximately
$2.3 million,  or 19.3%, from $12.2 million in 2001 to $14.5 million in 2002 and increased as a percentage of net sales from 18.0% to 20.1%.

FISCAL  YEAR ENDED JUNE 30,  2001  COMPARED  TO FISCAL  YEAR ENDED JUNE 30, 2000
(Restated to conform to current year's classifications.)

            Net Sales

            Net sales  increased $9.6 million,  or 16.7%,  from $58.0 million in
2000 to $67.6 million in 2001. Of the $9.6 million  increase,  $4.8 million,  or
50.0% was  attributable  to  increased  volume  and $4.8  million,  or 50.0% was attributable  to increased  pricing.  The volume  increase in 2001 was primarily realized as a result of having a full year's  revenue from  customers who signed contracts  with us during 2000.  During  2001,  we slowed our growth to focus on improving our operating efficiencies and strengthening  management and to enable our  sales  force to focus on  enhancing  pricing  initiatives  for both new and renewal contracts in order to better position us for future growth.

            Cost of Products Sold

            Cost of products sold increased $4.6 million,  or 16.1%,  from $28.6 million in 2000 to $33.2  million in 2001,  and as a percentage of net sales was
49.3% and 49.1% in 2000 and 2001,  respectively.  CO2 purchases  increased  $0.5 million from $7.1 million in 2000 to $7.6 million in 2001, while decreasing as a percentage of net sales from 12.2% in 2000 to 11.2% in 2001. The dollar increase is attributable to increased  purchases of CO2, offset by lower per pound costs, based on increased volume purchases, and the percentage decrease is attributable to lower  costs per  pound.  Operations  wages and  benefits  increased  by $3.3 million  from $9.8 million in 2000 to $13.3  million in 2001 and  increased as a percentage  of net sales from 17.0% in 2000 to 19.4% in 2001.  The increases are primarily  attributable to increased field  management  personnel to enhance the management of our depots locally and the temporary  reassignment of a portion of our installers'  responsibilities  to other  operational  activities during this slower growth period. We will continue to increase field management personnel in fiscal 2002. In addition, the implementation of our new Intelligent Distribution
System  ("AccuRoute(TM)"),  had an initial  negative impact on our gross margin.
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

            Selling, General and Administrative Expenses

            Selling,  general and administrative expenses increased $5.0 million from  $12.4  million  in 2000 to $17.4  million  in  2001,  and  increased  as a percentage  of net sales from 21.2% in 2000 to 25.7% in 2001.  The  increase  is primarily  attributable  to  increases  in bad  debt  expense  and  in  selling, executive and  administrative  wages and benefits and a decrease in  advertising allowances  from the prior year.  Bad debt expense  increased  $2.7 million from
$0.4 million in 2000 to $3.1 million in 2001. As a percentage of net sales,  bad debt  expense  increased  from  0.8% in 2000 to 4.5% in 2001.  The  increase  is
primarily   attributable   to   increased   reserves   due  to   the   potential
uncollectibility  of certain accounts  receivable that came to light as a result of several issues in the billing and cash application areas. We believe that the factors that gave rise to these  issues have been  addressed in order to prevent their reoccurrence in the future.  Selling,  executive and administrative  wages and benefits increased $1.9 million from $7.8 million in 2000 to $9.7 million in
2001,  and increased as a percentage of net sales from 13.5% in 2000 to 14.4% in
2001. The increase is primarily  attributable to increased costs associated with the hiring of our new management  team.  These costs include  wages,  relocation expenses,  recruiting fees and a signing bonus. Advertising allowances decreased
$0.7 million from $0.8 million in 2000 to $0.1 million in 2001, and decreased as a percentage of net sales from 1.5% in 2000 to 0.2 % in 2001.  The decrease is a result  of lower  advertising  allowances  from our tank  manufacturers,  due to decreased levels of purchases,  consistent with our planned slower growth during
2001.

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
We also  wrote-down  to net  realizable  value  excess  tank bodies for our bulk
trucks,  many  of  which  were  obsolete  due  to  capacity  requirements,   and
high pressure  cylinders.  We recorded  charges of $0.8 million  associated with these write-downs.

            Operating (Loss) Income

            For the reasons described above, the operating loss was $5.3 million or 7.8% of net sales, in 2001 compared to operating  income of $0.6 million,  or
1.1% of net sales, in 2000.

            Interest Expense, Net

            Interest expense,  net, increased $0.2 million from $10.0 million in
2000 to $10.2  million in 2001,  and decreased as a percentage of net sales from
17.3% in 2000 to 15.1% in 2001.  Increased  levels of long-term debt, on average through 2001, were partially  offset by the favorable rate environment in effect during the latter half of the year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

            In July 2001,  the FASB issued SFAS No. 141 "Business  Combinations"
("SFAS 141"), and SFAS No. 142,  "Goodwill and Other  Intangible  Assets" ("SFAS
142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted  for using the  purchase  method.  Under SFAS 142,  goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more  frequently if impairment  indicators  arise) for  impairment.
Separable  intangible  assets that are not deemed to have indefinite  lives will continue to be amortized  over their useful lives.  We adopted this statement in the first quarter of fiscal 2002, resulting in no goodwill  amortization expense in fiscal 2002. Accumulated amortization of goodwill was $5,006 at June 30, 2002 and 2001.

            In August 2001,  the FASB issued SFAS No. 144,  "Accounting  for the
Impairment  or Disposal of  Long-Lived  Assets"  ("SFAS  144").  This  statement addresses  financial  accounting  and reporting for the impairment of long-lived assets and for  long-lived  assets to be disposed of. SFAS 144  supercedes  SFAS
Statement No. 121,  "Accounting for the Impairment of Long-Lived  Assets and for
Long-Lived Assets to be Disposed Of." However,  SFAS 144 retains the fundamental provisions  of Statement  No. 121 for (a)  recognition  and  measurement  of the impairment  of  long-lived  assets  to be held and used and (b)  measurement  of long-lived  assets to be disposed of by sale.  SFAS 144 was early  adopted by us during the year ended June 30, 2002.

            In April 2002,  the FASB issued  SFAS No. 145,  "Rescission  of SFAS
Statements  No. 4, 44 and 64,  Amendment of SFAS Statement No. 13, and Technical
Corrections"  ("SFAS 145"). Among other things, SFAS 145 rescinds the provisions of SFAS No. 4 that require  companies to classify  certain gains and losses from debt  extinguishments as extraordinary items. The provisions of SFAS 145 related to  classification  of  debt  extinguishment  are  effective  for  fiscal  years beginning after May 15, 2002. Gains and losses from  extinguishment of debt will be  classified  as  extraordinary  items only if they meet the  criteria  in APB
Opinion  No. 30;  otherwise  such costs will be  classified  within  income from operations.  We intend to adopt SFAS 145 during the first quarter of fisal 2003.
We are currently  reviewing  whether or not the fiscal 2002  extraordinary  item will have to be reclassified.

            In June  2002,  the FASB  issued  SFAS  146,  "Accounting  for Costs
Associated  with Exit or  Disposal  Activities"  ("SFAS  146")  which  addresses financial  accounting and reporting for costs  associated  with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (including
Certain Costs Incurred in a  Restructuring)."  The principal  difference between
SFAS 146 and EITF 94-3 relates to SFAS 146's  requirements  for recognition of a liability  for a cost  associated  with an exit or disposal  activity.  SFAS 146 requires  that a liability be recognized  when the liability is incurred.  Under
EITF  94-3,  a  liability  for an exit  cost  was  recognized  at the date of an entity's  commitment to an exit plan. SFAS 146 also  establishes that fair value is the objective for initial  measurement  of the  liability.  The provisions of
SFAS 146 are effective for exit or disposal  activities that are initiated after
December 31, 2002, but early  application  is  encouraged.  We do not expect the adoption of SFAS 146 to have a material  impact on our  financial  statements or results of operations.

            LIQUIDITY AND CAPITAL RESOURCES

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into
service  at  customers'   sites;   (2)  payments  of  interest  on   outstanding
indebtedness;  and (3) working capital. Whenever possible, we seek to obtain the use of vehicles,  land, buildings,  and other office and service equipment under operating  leases as a means of  conserving  capital.  As of June 30,  2002,  we anticipated making cash capital  expenditures of approximately  $24.0 million in
2003,  primarily  for  purchases  of bulk CO2  systems  for new  customers,  the replacement  of 50 and 100 lb.  tanks  in  service  at  existing  customers  and replacement  units for our bulk truck fleet.  In June 2002, we adopted a plan to replace all 50 and 100 lb.  tanks in service at  customers  over a three to four year  period.  While  this  decision  will  not  increase  revenue  through  new customers, it is expected to improve operating  efficiencies,  gross margins and profitability.  The capital  expenditures related to the 50 and 100 lb. tank and bulk truck fleet  replacement  programs  are expected to be  approximately  $1.9 million and $1.8 million,  respectively,  in fiscal 2003.  Once bulk CO2 systems are placed  into  service,  we  generally  experience  positive  cash flows on a per-unit basis, as there are minimal  additional capital  expenditures  required for ordinary operations. In addition to capital expenditures related to internal growth, we review  opportunities to acquire bulk CO2 service  accounts,  and may require  cash  in an  amount  dictated  by the  scale  and  terms  of  any  such transactions successfully concluded.

            On  September  24,  2001,  we entered  into a $60.0  million  second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended Credit  Facility").  Pursuant to the Amended Credit  Facility,  we may
request,  at any time  absent a default,  that the  Amended  Credit  Facility be increased by an additional  $15.0 million to a total of $75.0 million.  This new facility  replaced our prior facility,  which was due to expire in May 2002. The
Amended Credit Facility contains interest rates and an unused facility fee based on a pricing grid calculated  quarterly on total debt to annualized  EBITDA.  We are  entitled  to select the Base Rate or LIBOR,  plus  applicable  margin,  for principal  drawings under the Amended  Credit  Facility.  The  applicable  LIBOR margin  pursuant to the pricing grid currently  ranges from 2.50% to 4.75%,  the applicable unused facility fee pursuant to the pricing grid ranges from .375% to
..50% and the applicable  Base Rate margin pursuant to the pricing grid currently ranges  from 1.50% to 3.75%.  Interest  only is payable  periodically  until the expiration of the Amended Credit Facility. Additionally, it is collateralized by substantially  all of our assets.  We are precluded from declaring or paying any cash  dividends  and are  required  to meet  certain  affirmative  and  negative covenants, including but not limited to financial covenants.

            As of June 30,  2002 and at  various  dates in the past we have been
unable  to  meet  certain   covenants   and  have  had  to  obtain  waivers  or
modifications  of terms from our  lenders.  On September  27, 2002,  the Amended
Credit  Facility  was  amended to adjust  certain  financial  covenants  for the quarter  ended June 30, 2002 and  prospectively,  and to extend the  maturity to
November 17, 2003.

            In  October  1997,  we  issued  $30.0  million  of  our  12%  Senior
Subordinated Promissory Notes ("Notes") with interest only payable semi-annually on April 30 and October 31, due October  31,  2004.  On May 4, 1999,  we sold an additional  $10.0  million  of our  12%  Senior  Subordinated  Promissory  Notes
("Additional  Notes").  Except for their  October 31, 2005  maturity  date,  the
Additional Notes are  substantially  identical to the Notes. As of June 30, 2002 and at various  dates in the past we have been unable to meet certain  covenants and have had to obtain waivers or  modifications  of terms from our lenders.  On
September  27,  2002,  concurrently  with the  amendment  to the Amended  Credit
Facility,  certain  financial  covenants of the Notes and Additional  Notes were amended to adjust  certain  financial  covenants  for the quarter ended June 30,
2002, and prospectively.

            Although we believe  that we will be able to comply with the current provisions of our borrowing arrangements, circumstances may result in our having to obtain waivers or further modifications in the future.

             In  November  2001,  we  sold  2,500  shares  of  our  Series  B 8%
Cumulative  Convertible  Preferred  Stock, no par value (the "Series B Preferred
Stock"),  for  $1,000  per  share  (the  "Liquidation  Preference").  Cumulative dividends are payable  quarterly in arrears at the rate of 8.0% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash,  will be added to the  Liquidation  Preference.  Shares  of the  Series B  Preferred  Stock may be
converted into shares of Common Stock at any time at a current  conversion price of $12.92 per share.  Additionally,  we must redeem the Series B Preferred Stock upon the occurrence of a change in control of the Company.

            During  2002,  our  capital  resources   included  cash  flows  from
operations, proceeds from the sale of our Series B Preferred Stock, the exercise of stock  options and  warrants,  and  available  borrowing  capacity  under the
Amended  Credit  Facility.  As of June 30,  2002,  a total of $48.0  million was outstanding  under the Amended Credit Facility with interest at 3.5% above LIBOR
(5.355% to 5.42875%).

            On August 22, 2002, we completed the private  placement of 1,663,846 shares of our Common  Stock to 24  accredited  investors at a price of $9.75 per share realizing net cash proceeds of approximately $15.1 million after expenses.
Pursuant  to the  requirements  of the  Amended  Credit  Facility,  we used  the proceeds to pay down outstanding debt under the Amended Credit Facility.

            We believe that cash flows from operations and available  borrowings under the Amended Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

            WORKING CAPITAL.  At June 30, 2002 and June 30, 2001, we had working capital of $2.3 million and $1.2 million, respectively.

            CASH FLOWS FROM OPERATING ACTIVITIES. During 2002 and 2001, net cash provided by operations  was $10.9 million and $5.2  million,  respectively.  The increase of $5.7  million in 2002  compared  to 2001 is  primarily a result of a
$4.5 million decrease in the net loss in 2002.  Considering non-cash items, cash flows from operating activities increased by $4.0 million in 2002. The remaining increase  of $1.7  million  is  primarily  due to  changes  in  working  capital components that affect the  calculation of cash flows from operating  activities under the indirect method of reporting cash flows.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2002 and 2001, net cash used in investing activities was $12.8 million and $11.8 million,  respectively.
These  investing  activities  were primarily  attributable  to the  acquisition, installation and direct placement costs of bulk CO2 systems.

            CASH FLOWS FROM  FINANCING  ACTIVITIES.  During 2002 and 2001,  cash flows  provided by  financing  activities  were $2.9  million and $6.9  million, respectively.  In 2001,  cash flows from  financing  activities  included  $12.0 million from the  issuance of 1,111,111  shares of Common Stock and the exercise of stock options,  offset by the net repayment of long-term  debt. In 2002, cash flows from financing activities included $5.4 million from the issuance of 2,500 shares of Series B Preferred  Stock and the  exercise of stock  options,  offset principally by an increase in deferred  financing costs under the Amended Credit
Facility.

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

CRITICAL ACCOUNTING POLICIES

            In  preparing  our   financial   statements,   we  make   estimates,
assumptions  and judgments  that can have a  significant  impact on our revenue, operating  income and net income,  as well as on the reported amounts of certain assets and  liabilities  on our balance  sheet.  We believe that the  estimates, assumptions and judgments  involved in the accounting  policies  described below have the greatest potential impact on our financial  statements,  so we consider these to be our critical accounting  policies.  Estimates in each of these areas are based on historical  experience and a variety of assumptions that we believe are appropriate. Actual results may differ from these estimates.

            Valuation of Long-Lived Assets

            We review our long-lived assets for impairment, principally property and equipment,  whenever  events or changes in  circumstances  indicate that the carrying  amount  of the  assets  may not be  fully  recoverable.  To  determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted  net cash  flows will be greater  that the  carrying  amount of our assets.  Impairment  is measured  based on the  difference  between the carrying amount of our assets and their estimated fair value. See Note 2 of the financial statements for more information  regarding asset  write-downs  recognized during the years ended June 30, 2002 and 2001.

            Reserves for Uncollectible Accounts Receivable

            We make ongoing  assumptions  relating to the  collectibility of our accounts  receivable.  The  accounts  receivable  amount  on our  balance  sheet includes a reserve  for  accounts  that might not be paid.  In  determining  the amount of the reserve,  we consider our historical  level of credit  losses.  We also make judgments about the creditworthiness of significant customers based on ongoing credit  evaluations,  and we assess current  economic  trends that might impact the level of credit losses in the future.  As discussed in Note 15 of the financial statements, in spite of our regular monitoring of accounts receivable, we recorded  additional  reserves for uncollectible  accounts receivable of $1.9 million and $1.7  million as of June 30, 2002 and 2001,  respectively.  While we believe that our current reserves are adequate to cover potential credit losses, we cannot predict future changes in the financial stability of our customers and we cannot  guarantee  that our reserves will continue to be adequate.  If actual credit losses are  significantly  greater than the reserve we have  established, that would  increase  our general  and  administrative  expenses  and reduce our reported net income.  Conversely, if actual credit losses are significantly less than our reserve,  this would eventually decrease our general and administrative expenses and increase our reported net income.

            Deferred Income Taxes

            Deferred  income  taxes  reflect  the net tax  effects of  temporary differences between the carrying amounts of assets and liabilities for financial reporting  purposes and the amounts used for income tax  purposes.  In assessing the  realizability of deferred tax assets, we consider whether it is more likely than not  that  some  portion  or all of the  deferred  tax  assets  will not be realized.  We consider  the  scheduled  reversal of  deferred  tax  liabilities, projected  future  taxable  income,  and tax planning  strategies in making this assessment and record a valuation allowance to reduce our deferred tax assets to the amount that is expected to be realized in future periods.

ISSUES AND UNCERTAINTIES

            While we are optimistic about our long-term prospects, the following issues and uncertainties,  among others,  should be considered in evaluating our outlook.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND FACE  UNCERTAINTY IN OUR ABILITY
TO BECOME A PROFITABLE COMPANY.

            We have incurred substantial losses since our inception in 1990. Our net loss was $9.4  million for fiscal  2000,  $15.5  million for fiscal 2001 and
$11.0  million  for fiscal  2002.  We are  uncertain  whether we will  install a sufficient number of our bulk CO2 systems or obtain sufficient market acceptance to allow us to  achieve  or  sustain  profitability.  Our  losses  to date  have resulted  primarily  from expenses we incurred in building a sales and marketing
organization,   adding  administrative   personnel  and  developing  a  national
infrastructure  to support the rapid growth in the number of our installed  base of bulk CO2 systems. The cost of this expansion and the significant depreciation expense of our installed  base of bulk CO2 systems have resulted in  significant operating losses to date and accumulated net losses of $53.0 million at June 30,
2002.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND OUR OBLIGATION TO SERVICE THAT INDEBTEDNESS
COULD DIVERT FUNDS FROM  OPERATIONS  AND LIMIT OUR ABILITY TO OBTAIN  ADDITIONAL
FUNDING TO EXPAND OUR BUSINESS.

            As of June  30,  2002,  we had  outstanding  indebtedness  of  $88.0 million,  which included $48.0 million under our revolving  credit  facility and
$40.0 million of our 12% senior subordinated promissory notes due 2004 and 2005.

            If we are unable to  generate  sufficient  cash flow to service  our indebtedness, we will have to:

               o      reduce or delay planned capital expenditures,
               o      sell assets,
               o      restructure or refinance our indebtedness or
               o      seek additional equity capital.

            We are uncertain  whether any of these strategies can be effected on satisfactory  terms,  if at all,  particularly  in light of our high  levels  of indebtedness.  In addition,  the extent to which we continue to have substantial indebtedness could have significant consequences, including:

               o        our ability to obtain additional financing in the future
                        for  working  capital,  capital  expenditures,   product
                        research and development, acquisitions and other general
                        corporate   purposes  may  be   materially   limited  or
                        impaired,

               o        a substantial  portion of our cash flow from  operations
                        may need to be  dedicated  to the payment of interest on
                        our  indebtedness and therefore not available to finance
                        our business, and

               o        our  high  degree  of  indebtedness  may  make  us  more
                        vulnerable to economic  downturns,  limit our ability to
                        withstand    competitive   pressures   or   reduce   our
                        flexibility  in  responding  to  changing  business  and
                        economic conditions.

            Also, our lenders require that we comply with financial and business covenants. If we fail to maintain these covenants,  our lenders could declare us in default.  They could demand the repayment of our indebtedness to them if this default  were not cured or  waived.  At  various  times in the past we have been unable to meet certain covenants and have had to obtain waivers or modifications of terms from our  lenders.  Although we believe  that we will be able to comply with the current  provisions of our borrowing  arrangements,  circumstances  may result in our having to obtain waivers or further modifications in the future.

OUR FUTURE  OPERATING  RESULTS REMAIN  UNCERTAIN  DESPITE THE GROWTH RATE IN OUR
REVENUE.

            You should not consider growth rates in our revenue to be indicative of growth rates in our operating results.  In addition,  you should not consider prior growth rates in our revenue to be indicative of future growth rates in our revenue. The timing and amount of future revenues will depend almost entirely on our ability to obtain  agreements with new customers to install bulk CO2 systems and use our services.  Our future operating results will depend on many factors, including:

               o        the level of product and price competition,
               o        the ability to manage our growth,
               o        the ability to hire additional employees, and
               o        the ability to control costs.

WE LACK  PRODUCT  DIVERSITY,  AND  OUR  BUSINESS  DEPENDS  ON  CONTINUED  MARKET
ACCEPTANCE  BY THE  FOOD AND  BEVERAGE  INDUSTRY  OF OUR  PRODUCT  AND  CONSUMER
PREFERENCE FOR CARBONATED BEVERAGES.

            We depend on continued market  acceptance of our bulk CO2 systems by the food and beverage  industry,  which  accounts for  approximately  95% of our revenues.  Unlike  many of our  competitors  for whom  bulk  CO2 is a  secondary business,  we have no material  lines of business other than the leasing of bulk
CO2 systems and the sale of CO2. We do not  anticipate  diversifying  into other product or service  lines in the future.  The retail  beverage  CO2  industry is mature,  with only limited growth in total demand for CO2 foreseen.  Our ability to grow is dependent  upon the success of our  marketing  efforts to acquire new customers and their  acceptance  of bulk CO2 systems as a  replacement  for high pressure CO2  cylinders.  While the food and beverage  industry to date has been receptive to bulk CO2 systems,  we cannot be certain that the operating  results of our installed  base of bulk CO2 systems will continue to be favorable or that past results will be indicative of future market  acceptance of our service.  In addition,  any recession  experienced  by the food and beverage  industry or any significant  shift in consumer  preferences  away from  carbonated  beverages to other types of beverages could harm our business,  financial condition,  results of operations and ability to service our indebtedness.

OUR MARKET IS HIGHLY  COMPETITIVE  AND OUR  ABILITY OR  INABILITY  TO RESPOND TO
VARIOUS  COMPETITIVE  FACTORS  MAY RESULT IN A LOSS OF CURRENT  CUSTOMERS  AND A
FAILURE TO ATTRACT NEW CUSTOMERS.

            The industry in which we operate is highly competitive. While we are the first and only  company to operate a national  network of service  locations with over 99% of fountain beverage users in the continental United States within our current service area, we compete regionally with several direct competitors.
We cannot be certain  that these  competitors  will not  substantially  increase their  installed  base of bulk CO2 systems and expand their service  nationwide.
Because  there  are no  major  barriers  to  entry,  we also  face the risk of a well-capitalized  competitor's  entry into our  existing or future  markets.  In addition,  we compete with numerous  distributors of bulk and high pressure CO2, including:

               o        industrial gas and welding supply companies,
               o        specialty gas companies,
               o        restaurant and grocery supply companies and
               o        fountain supply companies.

            These suppliers vary widely in size.  Some of our  competitors  have significantly  greater financial,  technical or marketing  resources than we do.
Our competitors might succeed in developing  technologies,  products or services that are  superior,  less costly or more widely used than those that have or are being developed by us or that would render our technologies or products obsolete or noncompetitive.  In addition,  competitors may have an advantage over us with customers  who prefer  dealing with one company that can supply bulk CO2 as well as  fountain  syrup.  We  cannot  be  certain  that we  will be able to  compete effectively  with current or future  competitors.  Competitive  pressures  could seriously harm our business,  financial  condition and results of operations and our ability to service our indebtedness.

OUR ABILITY OR INABILITY TO MANAGE  GROWTH MAY  OVEREXTEND  OUR  MANAGEMENT  AND
OTHER  RESOURCES,  CAUSING  INEFFICIENCIES,   WHICH  MAY  ADVERSELY  AFFECT  OUR
OPERATING RESULTS.

            We have  experienced  rapid  growth and intend to continue to expand our operations aggressively. Because of our limited product line, we must expand operations to become profitable. We may be unable to:

               o        manage  effectively the expansion of our  operations,
               o        implement   and  develop  our  systems,   procedures  or
                        controls,
               o        adequately  support our operations or
               o        achieve and manage the currently projected installations
                        of bulk CO2 systems.

            If we  are  unable  to  manage  growth  effectively,  our  business, financial  condition  and results of  operations  and our ability to service our indebtedness  could be seriously harmed. The growth in the size and scale of our business  has  placed,  and we expect  it will  continue  to place,  significant demands on our personnel and operating systems. Our additional planned expansion may further strain management and other resources.  Our ability to manage growth effectively will depend on our ability to:

               o        improve our operating systems,
               o        expand, train and manage our employee base and
               o        develop additional service capacity.

WE ARE DEPENDENT ON  THIRD-PARTY  SUPPLIERS AND IF THESE  SUPPLIERS  CEASE DOING
BUSINESS WITH US, WE MAY HAVE DIFFICULTY  FINDING SUITABLE  REPLACEMENTS TO MEET
OUR NEEDS.

            We do not conduct  manufacturing  operations  and  depend,  and will continue to depend,  on outside  parties for the manufacture of bulk CO2 systems and components. We intend to significantly expand our installed base of bulk CO2 systems.  Our  expansion  may be limited by the  manufacturing  capacity  of our
third-party   manufacturers.   Manufacturers   may  not  be  able  to  meet  our
manufacturing  needs  in a  satisfactory  and  timely  manner.  If  there  is an unanticipated  increase in demand for bulk CO2 systems, we may be unable to meet such demand due to manufacturing constraints.  We purchase bulk CO2 systems from
Chart  Industries,  Inc.  and Taylor  Wharton  Cryogenics  (a division of Harsco
Corporation),  the two major  manufacturers  of bulk CO2 systems.  Should either manufacturer  cease  manufacturing  bulk CO2  systems,  we would be  required to locate additional suppliers.  We may be unable to locate alternate manufacturers on a  timely  basis.  A delay in the  supply  of bulk CO2  systems  could  cause potential  customers  to delay their  decision to  purchase  our  services or to choose not to purchase our  services.  This would result in delays in or loss of revenues,  which would adversely  affect our financial  condition and results of operations and our ability to service our indebtedness.

            In  addition,  we purchase CO2 for resale to our  customers.  In May
1997, we entered into a ten year supply  contract  with The BOC Group,  Inc. for the  purchase  of bulk CO2.  In the event  that BOC is  unable  to  fulfill  our requirements,  we would have to locate additional suppliers. A delay in locating additional  suppliers or our  inability  to locate  additional  suppliers  would result in loss of revenues, which would adversely affect our financial condition and results of operations and our ability to service our indebtedness.

WE DEPEND UPON KEY PERSONNEL AND IF WE LOSE THE SERVICES OF THESE KEY PERSONNEL,
OUR  ABILITY  TO SELL  OUR  PRODUCT  AND  GROW OUR  BUSINESS  COULD BE  SEVERELY
IMPAIRED.  OUR  INABILITY  TO  ATTRACT,  HIRE AND  RETAIN  ADDITIONAL  QUALIFIED
EMPLOYEES  COULD ALSO  SEVERELY  IMPAIR OUR BUSINESS AND BE  DETRIMENTAL  TO THE
VALUE OF YOUR INVESTMENT.

            Our performance is substantially dependent on the continued services of our executive  officers and key employees.  Our long-term success will depend on our  ability  to  recruit,  retain and  motivate  highly  skilled  personnel.
Competition  for  such  personnel  is  intense.  We  have at  times  experienced
difficulties  in  recruiting   qualified   personnel,   and  we  may  experience
difficulties  in the  future.  The  inability  to attract  and retain  necessary technical and managerial personnel could seriously harm our business,  financial condition and results of operations and our ability to service our indebtedness.
We do not maintain "key man" life insurance on any employee.

WE MUST  KEEP PACE  WITH  TECHNOLOGICAL  CHANGES  TO  REMAIN  COMPETITIVE  SINCE
IMPROVEMENTS IN OUR COMPETITOR'S PRODUCTS MAY MAKE OUR PRODUCT OBSOLETE.

            Our  success  depends in part on our  ability to obtain new bulk CO2 customers by  converting  existing  users of high pressure CO2 cylinders to bulk
CO2 systems and to keep pace with continuing  changes in technology and consumer
preferences   while  remaining  price   competitive.   Our  failure  to  develop
technological   improvements   or  to  adapt  our   products   and  services  to
technological  change on a timely basis  could,  over time,  seriously  harm our business,  financial  condition  and  results of  operations  and our ability to service our indebtedness.

YOU MAY NOT BE ABLE TO SELL OUR  STOCK ON TERMS  FAVORABLE  TO YOU  BECAUSE  OUR
COMMON SHARE PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

            Our  common  share  price  has  fluctuated  substantially  since our initial public  offering in December 1995. The market price of our common shares could decline from current levels or continue to fluctuate.  The market price of our common shares may be significantly affected by the following factors:

               o        announcements  of   technological   innovations  or  new
                        products or services by us or our competitors,
               o        trends and fluctuations in the use of bulk CO2 systems,

               o        timing of bulk CO2  systems  installations  relative  to
                        financial reporting periods,
               o        release of reports,
               o        operating results below expectations,
               o        changes in, or our failure to meet,  financial estimates
                        by securities analysts,
               o        industry developments,
               o        market acceptance of bulk CO2 systems,
               o        economic and other external factors, and
               o        period-to-period fluctuations in our financial results.

            In  addition,   the  securities  markets  have  from  time  to  time
experienced  significant price and volume fluctuations that are unrelated to the operating  performance of particular  companies.  These market  fluctuations may also materially and adversely affect the market price of our common shares.

OUR OPERATING  RESULTS MAY FLUCTUATE DUE TO SEASONALITY  SINCE CONSUMERS TEND TO
DRINK FEWER QUANTITIES OF CARBONATED BEVERAGES DURING THE WINTER MONTHS.

            Approximately  6% of our  bulk  CO2  customers  lease  our  bulk CO2 systems  and,  in  addition,  are  billed by the  pound for bulk CO2  delivered.
Approximately  13% of our bulk CO2  customers own their own bulk CO2 systems and are billed by the pound for all CO2  delivered.  We believe  that, on a relative basis,  customers  purchasing  bulk CO2 by the pound tend to consume less CO2 in the winter months. Our sales to such customers will be correspondingly  lower in times of cold or inclement weather.  We cannot be certain,  however,  that these seasonal trends will continue.  Consequently,  we are unable to predict revenues for any future quarter with any significant degree of accuracy.

FOR THE FORESEEABLE FUTURE,  YOUR ONLY RETURN ON INVESTMENT,  IF ANY, WILL OCCUR
ON THE SALE OF OUR STOCK BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS.

            We have never  declared  or paid any cash  dividends  on our capital stock.  We currently  intend to retain any future  earnings for funding  growth.
Therefore,  we do not expect to pay any dividends in the foreseeable  future. In addition,  the payment of cash dividends is restricted by financial covenants in our loan agreements.

OUR OPERATING  RESULTS ARE AFFECTED BY RISING  INTEREST  RATES SINCE MORE OF OUR
CASH FLOW WILL BE NEEDED TO SERVICE OUR INDEBTEDNESS.

            The interest rate on our revolving  credit facility  fluctuates with market  interest  rates  resulting in greater  interest costs in times of rising interest  rates.  Consequently,  our  profitability  is  sensitive to changes in interest rates.

OUR  INSURANCE  POLICIES MAY NOT COVER ALL  OPERATING  RISKS AND A CASUALTY LOSS
BEYOND OUR COVERAGE COULD NEGATIVELY IMPACT OUR BUSINESS.

            Our operations are subject to all of the operating hazards and risks normally  incidental to handling,  storing and transporting CO2. As a compressed gas, CO2 is classified as a hazardous  material.  We maintain insurance policies in such  amounts and with such  coverages  and  deductibles  that we believe are reasonable and prudent. We cannot assure you that our insurance will be adequate to protect us from all  liabilities  and expenses that may arise from claims for personal and property  damage arising in the ordinary course of business or that current  levels of insurance  will be  maintained  or  available  at  economical prices.  If a  significant  liability  claim is  brought  against us that is not covered  by  insurance,  our  business,  financial  condition,  and  results  of operations and ability to service our indebtedness could be seriously harmed.

OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, WHICH MAY INCREASE
OUR  COST  OF  DOING  BUSINESS.  IN  ADDITION,  FAILURE  TO  COMPLY  WITH  THESE
REGULATIONS  MAY  SUBJECT US TO FINES,  PENALTIES  AND/OR  INJUNCTIONS  THAT MAY
ADVERSELY AFFECT OUR OPERATING RESULTS.

            Our  business is subject to federal  and state laws and  regulations adopted  for the  protection  of the  environment,  the health and safety of our employees and users of our products and services. The transportation of bulk CO2 is subject to regulation by various federal, state and local agencies, including the U.S. Department of Transportation.  These regulatory  authorities have broad powers, and we are subject to regulatory and legislative changes that can affect the  economics of our industry by  requiring  changes in operating  practices or influencing  the demand for and the cost of providing  services.  A  significant increase in the cost of our operations  could  adversely  affect our chances for profitability.

OUR OFFICERS AND  DIRECTORS ARE ABLE TO EXERT  SIGNIFICANT  CONTROL OVER MATTERS
REQUIRING  SHAREHOLDER  APPROVAL,  WHICH MAY  ADVERSELY  AFFECT  THE PRICE  THAT
INVESTORS ARE WILLING TO PAY FOR OUR COMMON STOCK.

            Executive  officers,  directors  and entities  affiliated  with them beneficially own, in the aggregate,  approximately 29% of our outstanding common shares  (including  common shares issuable upon conversion of preferred  stock).
These shareholders, if acting together, would be able to significantly influence all matters requiring  approval by our  shareholders,  including the election of directors  and the  approval  of  significant  corporate  transactions,  such as mergers  or other  business  combination  transactions.  This  concentration  of ownership may also have the effect of delaying or preventing an  acquisition  or change in control of our company,  which could have a material adverse effect on our common share price.

OUR PREFERRED STOCK AND PROVISIONS OF OUR CHARTER AND FLORIDA LAW MAY NEGATIVELY
AFFECT THE ABILITY OF A POTENTIAL  BUYER TO PURCHASE ALL OR SOME OF OUR STOCK AT
AN OTHERWISE ADVANTAGEOUS PRICE, WHICH MAY LIMIT THE PRICE INVESTORS ARE WILLING
TO PAY FOR OUR COMMON STOCK.

            Our common  shares are  subordinate  to all  outstanding  classes of preferred  stock in the  payment of  dividends  and other  distributions  on our stock, including distributions upon liquidation or dissolution of NuCo2. We have
outstanding  two  series  of  preferred   stock,  the  Series  A  8%  cumulative
convertible preferred stock and the Series B 8% cumulative convertible preferred stock.  Our board of directors  has the  authority to issue up to an  additional
4,992,500  shares of preferred  stock.  If we designate or issue other series of preferred  stock, it will create  additional  securities that will have dividend and  liquidation  preferences  over the common shares.  If we issue  convertible preferred  stock, a subsequent  conversion may dilute the current  shareholders'
interest.  Without any further  vote or action on the part of the  shareholders, our board of directors  will have the authority to determine the price,  rights, preferences,  privileges and restrictions of the preferred  stock.  Although the issuance of preferred stock will provide us with  flexibility in connection with possible  acquisitions and other corporate  purposes,  the issuance of preferred stock may make it more  difficult for a third party to acquire a majority of our outstanding  voting stock.  We are subject to several  anti-takeover  provisions that apply to a public corporation organized under Florida law. These provisions generally require that an "affiliated transaction" (certain transactions between a  corporation  and a  holder  of  more  than  10%  of  its  outstanding  voting securities)  must be approved by a majority of  disinterested  directors  or the holders  of  two-thirds  of the  voting  shares  not  beneficially  owned  by an
"interested  shareholder."  Additionally,  "control  shares" (shares acquired in excess of certain  specified  thresholds)  acquired in specified  control  share acquisitions  have voting  rights  only to the extent  conferred  by  resolution approved by  shareholders,  excluding  holders of shares  defined as "interested shares."

            A Florida corporation may opt out of the Florida  anti-takeover laws if its articles of incorporation or, depending on the provision in question, its bylaws so provide.  We have not opted out of the provisions of the anti-takeover laws.  Consequently,  these  laws  could  prohibit  or delay a  merger  or other takeover or change of control and may discourage  attempts by other companies to acquire us.

FUTURE SALES OF SHARES MAY  ADVERSELY  AFFECT OUR STOCK PRICE SINCE ANY INCREASE
IN THE AMOUNT OF OUTSTANDING SHARES MAY HAVE A DILUTIVE EFFECT ON OUR STOCK.

            If our shareholders sell substantial amounts of our common shares in the public market, the market price of our common shares could fall. These sales could be due to shares issued upon exercise of outstanding  options and warrants and upon  conversion  of  preferred  stock.  These sales also might make it more difficult for us to sell equity or equity-related  securities in the future at a time and price that we deem appropriate.  We have outstanding  options under our
1995 stock option  plan,  directors'  stock  option plan and options  granted to directors  to purchase an aggregate  of  1,308,450  common  shares at an average exercise  price of $9.96 per share  and  outstanding  warrants  to  purchase  an aggregate of 1,416,462  common shares at an average exercise price of $10.05 per share. In addition, we also have outstanding Series A 8% cumulative  convertible preferred stock and Series B 8% cumulative  convertible  preferred stock that is convertible  at $9.28 and $12.92  per  share,  respectively,  into  641,803  and
205,342 common shares, respectively.

7A.         Quantitative and Qualitative Disclosures About Market Risk.
            -----------------------------------------------------------

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of June 30, 2002, a total of $48.0 million was  outstanding  under the
Amended  Credit  Facility with interest at 3.5% above LIBOR (5.355% to 5.42875%
at June 30, 2002). Based upon $48.0 million outstanding under the Amended Credit
Facility at June 30, 2002,  our annual  interest  cost under the Amended  Credit
Facility  would increase by  approximately  $0.5 million for each 1% increase in
LIBOR.

            In  order  to  reduce  our  exposure  to  increases  in  LIBOR,  and consequently to increases in interest payments, we entered into an interest rate swap  transaction  (the "Swap") in the amount of $12.5  million  (the  "Notional
Amount") which terminates on September 28, 2003.

            Pursuant  to the  Swap,  we pay a fixed  interest  rate of 5.23% per annum and  receive a  LIBOR-based  floating  rate.  The effect of the Swap is to neutralize any changes in LIBOR on the Notional Amount.  If the LIBOR based rate decreases below 5.23% during the period the Swap is in effect, interest payments by us on the Notional Amount will be greater than if we had not entered into the
Swap,  since by exchanging LIBOR for a fixed interest rate, we would not benefit from falling interest rates on LIBOR, a variable  interest rate. We do not enter into speculative derivative transactions or leveraged swap transactions.

8.          Financial Statements and Supplementary Data.
            --------------------------------------------

            See page F-1.

9.          Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure.
            -----------------------------------------------------------

            Not applicable.

10.         Directors and Executive Officers of the Registrant.
            ---------------------------------------------------

            The information  required by Item 10 is incorporated by reference to our  definitive  proxy  statement to be filed with the  Securities  and Exchange
Commission no later than October 28, 2002 pursuant to Regulation 14A.

11.         Executive Compensation.
            -----------------------

            The information  required by Item 11 is incorporated by reference to our  definitive  proxy  statement to be filed with the  Securities  and Exchange
Commission no later than October 28, 2002 pursuant to Regulation 14A.

12.         Security Ownership of Certain Beneficial Owners and Management.
            --------------------------------------------------------------

            The information  required by Item 12 is incorporated by reference to our  definitive  proxy  statement to be filed with the  Securities  and Exchange
Commission no later than October 28, 2002 pursuant to Regulation 14A.

13.         Certain Relationships and Related Transactions.
            ----------------------------------------------

            The information  required by Item 13 is incorporated by reference to our  definitive  proxy  statement to be filed with the  Securities  and Exchange
Commission no later than October 28, 2002 pursuant to Regulation 14A.

14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
            -----------------------------------------------------------------

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
                                    Incorporation of the Company, dated December
                                    17, 1996. (3)

            3.4           --        Articles  of  Amendment  to the  Articles of
                                    Incorporation of the Company,  dated May 10,
                                    2000. (5)

            3.5           --        Articles  of  Amendment  to the  Articles of
                                    Incorporation of the Company, dated November
                                    1, 2001. (8)

            3.6           --        Bylaws of the Company. (2)

            10.1          --        1995 Stock Option Plan. (5)

            10.2          --        Directors' Stock Option Plan. (2)

            10.3          --        Second Amended and Restated Revolving Credit
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
                                    in its capacity as Syndication Agent and BNP
                                    Paribas,  in its  capacity as  Documentation
                                    Agent. (7)

            10.4          --        First Amendment and Waiver to Second Amended
                                    and  Restated   Revolving  Credit  Agreement
                                    dated as of May 10,  2002,  by and among the
                                    Company,  SunTrust Bank,  Heller  Financial,
                                    Inc. and BNP Paribas. (9)

            10.5          --        Second   Amendment   and  Waiver  to  Second
                                    Amended  and   Restated   Revolving   Credit
                                    Agreement dated as of September 27, 2002, by
                                    and among the Company, SunTrust Bank, Heller
                                    Financial, Inc., and BNP Paribas. (1)

            10.6          --        Senior  Subordinated Note Purchase Agreement
                                    ("Senior    Subordinated    Note    Purchase
                                    Agreement"),  dated as of October  31,  1997
                                    between the Company, the Subsidiary Grantors
                                    and the Investors. (3)

            10.7          --        Amendment No. 1 to Senior  Subordinated Note
                                    Purchase  Agreement dated as of November 14,
                                    1997. (3)

            10.8          --        Amendment No. 2 to Senior  Subordinated Note
                                    Purchase  Agreement  dated  as of  June  30,
                                    1998. (3)

            10.9          --        Amendment No. 3 to Senior  Subordinated Note
                                    Purchase  Agreement dated as of May 4, 1999.
                                    (4)

            10.10         --        Amendment No. 4 to Senior  Subordinated Note
                                    Purchase  Agreement  dated as of January 14,
                                    2000. (5)

            10.11         --        Amendment No. 5 to Senior  Subordinated Note
                                    Purchase Agreement dated as of May 12, 2000.
                                    (5)

            10.12         --        Amendment No. 6 to Senior  Subordinated Note
                                    Purchase  Agreement  dated as of December 5,
                                    2000. (6)

            10.13         --        Amendment No. 7 to Senior  Subordinated Note
                                    Purchase Agreement dated as of September 24,
                                    2001. (7)

            10.14         --        Amendment No. 8 to Senior  Subordinated Note
                                    Purchase Agreement dated as of May 10, 2002.
                                    (9)

            10.15         --        Amendment No. 9 to Senior  Subordinated Note
                                    Purchase Agreement dated as of September 27,
                                    2002. (1)

            10.16         --        Preferred Stock Purchase Agreement, dated as
                                    of May 15, 2000,  by and between the Company
                                    and Chase Capital Investments, L.P. (5)

            10.17         --        Preferred Stock Purchase Agreement, dated as
                                    of  November  1, 2001,  by and  between  the
                                    Company and Paribas North America, Inc. (8)

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

            10.20         --        Amendment No. 2 to Warrant  Agreement  dated
                                    as of May 4, 1999. (4)

            10.21         --        Stock  Purchase   Agreement,   dated  as  of
                                    December  7,  2000  by and  between  The BOC
                                    Group, Inc., a Delaware  corporation and the
                                    Company. (6)

            10.22         --        Stock Purchase Agreement, dated as of August
                                    22, 2002, by and between the Company and the
                                    purchasers named therein. (1)

            10.23         --        Registration  Right  Agreement,  dated as of
                                    August 22, 2002,  by and between the Company
                                    and the selling  shareholders named therein.
                                    (10)

            10.24         --        Employment Agreement between the Company and
                                    Michael  DeDomenico,  dated  as of  June  2,
                                    2000. (5)

            10.25         --        Employment Agreement between the Company and
                                    Gregg F.  Stewart,  dated as of May 3, 2001.
                                    (7)

            10.26         --        Employment Agreement between the Company and
                                    Louis Romano, dated as of February 15, 2002.
                                    (1)

            10.27         --        Employment Agreement between the Company and
                                    William  Scott  Wade,  dated  as of May  13,
                                    2002. (1)

            23            --        Consent of Margolin,  Winer &  Evens LLP
                                    to the  incorporation  by  reference  to the
                                    Company's  Registration  Statements  on Form
                                    S-8   (Nos.   333-06705,   333-   30042  and
                                    333-89096)  and Form S-3 (No.  333-99201) of
                                    the  independent  auditors'  report included
                                    herein. (1)

            99.1          --        Certification  of Chief  Executive  Officer,
                                    dated September 30, 2002. (1)

            99.2          --        Certification  of Chief  Financial  Officer,
                                    dated September 30, 2002. (1)

            (b)         Reports on Form 8-K
                        -------------------

                        None.

                                       25

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
    (6)     Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 2000.
    (7)     Incorporated  by reference to the  Company's  Form 10-K for the year ended June 30, 2001.
    (8)     Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 2001.
    (9)     Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2002.
   (10)     Incorporated by reference to the Company's Registration Statement on
            From S-3, filed with the Commission on September 5, 2002 (Commission
            File No. 333-99201).

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NUCO2 INC.

Dated:  September 30, 2002                    /s/ Michael E. DeDomenico
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

 Signature                         Title                        Date
 ---------                         -----                        ----

 /s/ Craig L. Burr                 Director                     September 30, 2002
-----------------------
 Craig L. Burr

/s/ Michael E. DeDomenico          Director,                    September 30, 2002
-------------------------          Chief Executive Officer
Michael E. DeDomenico

/s/ Robert L. Frome                Director                     September 30, 2002
------------------------
Robert L. Frome

/s/ Daniel Raynor                  Director                     September 30, 2002
-----------------
Daniel Raynor

                                   Director
 --------------
 John Walsh

/s/ Richard D. Waters, Jr.         Director                     September 30, 2002
--------------------------
Richard D. Waters, Jr.

/s/ John E. Wilson                 Director                     September 30, 2002
------------------------
John E. Wilson

/s/ Gregg F. Stewart               Chief Financial Officer      September 30, 2002
--------------------
Gregg F. Stewart

                                   NUCO2 INC.
                              a Florida corporation

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                            Section 302 Certification

            I, Michael E. DeDomenico, certify that:

             (1) I have  reviewed this annual report on Form 10-K of NuCo2 Inc., a Florida corporation (the "registrant");

             (2) Based on my knowledge,  this annual report does not contain any untrue  statement  of a  material  fact or omit to state a material fact  necessary  to make  the  statements  made,  in  light  of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

             (3) Based on my  knowledge,  the  financial  statements,  and other financial  information  included  in  this  annual  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date:        September 30, 2002

                                                 By:  /s/ Michael E. DeDomenico
                                                      -------------------------
                                                      Michael E. DeDomenico
                                                      Chief Executive Officer

                                   NUCO2 INC.
                              a Florida corporation

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                            Section 302 Certification

            I, Gregg F. Stewart, certify that:

             (1) I have  reviewed this annual report on Form 10-K of NuCo2 Inc., a Florida corporation (the "registrant");

             (2) Based on my knowledge,  this annual report does not contain any untrue  statement  of a  material  fact or omit to state a material fact  necessary  to make  the  statements  made,  in  light  of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

             (3) Based on my  knowledge,  the  financial  statements,  and other financial  information  included  in  this  annual  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 30, 2002

                                           By: /s/ Gregg F. Stewart
                                               --------------------------------
                                               Gregg F. Stewart
                                               Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page No.
                                                                                                          --------

                                   NUCO2 INC.

Independent Auditors' Report ........................................................................      F-2

Consolidated Financial Statements:

        Consolidated Balance Sheets as of June 30, 2002 and 2001.....................................      F-3

        Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2002, 2001 and
            2000 ....................................................................................      F-4

        Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended June 30, 2002,
            2001 and 2000............................................................................      F-5

        Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2002, 2001 and
            2000 ....................................................................................      F-6

Notes to Consolidated Financial Statements...........................................................      F-8

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years Ended June 30, 2002,
        2001 and 2000    ............................................................................      F-21

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
NuCo2 Inc.
Stuart, Florida

We have audited the accompanying consolidated balance sheets of NuCo2 Inc. as of
June 30, 2002 and 2001, and the related  consolidated  statements of operations, shareholders'  equity,  and cash flows for each of the three years in the period ended June 30,  2002.  We have also  audited the  financial  statement  schedule listed in the accompanying  index.  These financial  statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects,  the consolidated  financial position of NuCo2
Inc.  as of June  30,  2002  and  2001,  and  the  consolidated  results  of its operations  and its cash flows for each of the three  years in the period  ended
June 30, 2002 in conformity with accounting principles generally accepted in the
United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial  statements taken as a whole,  presents fairly, in all material  respects,  the information set forth herein.

                                                MARGOLIN, WINER & EVENS LLP

Garden City, New York
September 9, 2002, except for Notes 5 and 6,
as to which the date is September 27, 2002

                                   NUCO2 INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                     ASSETS

                                                                             June 30,
                                                                         ----------------

                                                                        2002            2001*
                                                                     ----------   -------------
Current assets:
    Cash and cash equivalents                                        $   1,562    $     626
    Trade accounts receivable; net of allowance for doubtful
        accounts of $3,085 and $2,506, respectively                      7,171        7,746
    Inventories                                                            235          199
    Prepaid expenses and other current assets                            1,966        1,218
                                                                     ---------    ---------
        Total current assets                                            10,934        9,789
                                                                     ---------    ---------

Property and equipment, net                                             95,084      100,370
                                                                     ---------    ---------

Other assets:
    Goodwill, net                                                       19,222       19,222
    Deferred financing costs, net                                        2,524        2,079
    Customer lists, net                                                    281        1,046
    Restrictive covenants, net                                           1,282        1,672
    Deferred lease acquisition costs, net                                2,991        3,426
    Other assets                                                           320          412
                                                                     ---------    ---------
                                                                        26,620       27,857
                                                                     ---------    ---------
        Total assets                                                 $ 132,638    $ 138,016
                                                                     =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                             $      40    $      36
    Accounts payable                                                     3,512        2,958
    Accrued expenses                                                     2,304        2,939
    Accrued interest                                                     1,479        1,343
    Accrued payroll                                                        897          880
    Other current liabilities                                              371          413
                                                                     ---------    ---------
        Total current liabilities                                        8,603        8,569

Long-term debt, excluding current maturities                            48,254       48,144
Subordinated debt                                                       39,366       39,166
Customer deposits                                                        2,644        2,689
                                                                     ---------    ---------
        Total liabilities                                               98,867       98,568
                                                                     ---------    ---------

Commitments and contingencies
Redeemable preferred stock                                               8,552        5,466
                                                                     ---------    ---------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
        issued and outstanding 7,500 shares at June 30, 2002 and
        issued and outstanding 5,000 shares at June 30, 2001              --           --
    Common stock;  par value  $.001 per  share;  30,000,000 shares authorized; issued and outstanding 8,969,059 shares at
          June 30, 2002 and 8,651,125 at June 30, 2001                       9            9
    Additional paid-in capital                                          78,584       76,290
    Accumulated deficit                                                (52,945)     (41,974)
    Accumulated other comprehensive loss                                  (429)        (343)
                                                                     ---------    ---------
        Total shareholders' equity                                      25,219       33,982
                                                                     ---------    ---------
           Total liabilities and shareholders' equity                $ 132,638    $ 138,016
                                                                     =========    =========

*Restated to conform to current year's classifications.

See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                          Years Ended June 30,
                                                   ----------------------------------
                                                      2002       2001*       2000*
                                                   --------    --------    ----------

Net sales                                          $ 72,312    $ 67,633    $ 57,951
                                                   --------    --------    --------

Costs and expenses:
    Cost of products sold                            35,491      33,177      28,565
    Selling, general and administrative expenses     17,614      17,368      12,352
    Depreciation and amortization                    16,319      17,475      15,501
    Loss on asset disposal                            4,661       4,891         901
                                                   --------    --------    --------
                                                     74,085      72,911      57,319
                                                   --------    --------    --------

Operating  (loss) income                             (1,773)     (5,278)        632

Interest expense, net                                 8,402      10,207      10,015
                                                   --------    --------    --------

(Loss) before extraordinary item                    (10,175)    (15,485)     (9,383)

    Extraordinary item - (loss) on
    extinguishment of debt                             (796)       --          --
                                                   --------    --------    --------

    Net (loss)                                     $(10,971)   $(15,485)   $ (9,383)
                                                   ========    ========    ========

Basic and diluted earnings per common share

    (Loss) before extraordinary item               $  (1.23)   $  (2.01)   $  (1.30)
    Extraordinary item, extinguishment of debt        (0.09)       --          --
                                                   --------    --------    --------

    Net (loss)                                     $  (1.32)   $  (2.01)   $  (1.30)
                                                   ========    ========    ========

    Weighted average number of common and common
      equivalent shares outstanding

       Basic and diluted                              8,742       7,926       7,238
                                                   ========    ========    ========

*Restated to conform to current year's classifications.

See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                             Accumulated     Total
                                                                                                                Other        Share-
                                                                                Additional    Accumulated   Comprehensive   holders'
                                                                                  Paid-In       Deficit         Loss         Equity
                                                            Common Stock          Capital       -------         ----         ------
                                                      ----------------------- ------------
                                                        Shares       Amount
                                                        ------       ------
Balance, June 30, 1999                                7,216,664    $        7   $   64,832    $  (17,106)   $     --      $   47,733

Net (loss)                                                 --            --           --          (9,383)         --          (9,383)
Issuance of 5,000 shares of
    redeemable preferred stock                             --            --            (65)         --            --             (65)
Redeemable preferred stock dividend                        --            --            (50)         --            --             (50)
Issuance of 966 shares of common
    stock  - exercise of options                            966          --              5          --            --               5
Issuance of 57,385 shares of common
    stock - exercise of warrants                         57,385          --           --            --            --            --
                                                     ----------    ----------   ----------    ----------    ----------    ----------
Balance, June 30, 2000                                7,275,015             7       64,722      (26,489)         --          38,240
                                                     ----------    ----------   ----------    ----------    ----------    ----------

Comprehensive (loss):
  Net (loss)                                               --            --           --         (15,485)         --         (15,485)
  Other comprehensive expense:
      Interest rate swap transaction                       --            --           --            --            (343)         (343)
                                                                                                                          ----------
Total comprehensive (loss)                                                                                                   (15,828)
Redeemable preferred stock dividend                        --            --           (416)         --            --            (416)
Issuance of 1,111,111 shares of common stock          1,111,111             1        9,918          --            --           9,919
Issuance of 264,999 shares of common stock-
  exercise of options                                   264,999             1        2,066          --            --           2,067
                                                     ----------    ----------   ----------    ----------    ----------    ----------
Balance, June 30, 2001                                8,651,125             9       76,290       (41,974)         (343)       33,982
                                                     ----------    ----------   ----------    ----------    ----------    ----------

Comprehensive (loss):
    Net (loss)                                             --            --           --         (10,971)         --         (10,971)
Other comprehensive expense:
    Interest rate swap transaction                         --            --           --            --             (86)          (86)
                                                                                                                          ----------
Total comprehensive (loss)                                                                                                   (11,057)
Redeemable preferred stock dividend                        --            --           (586)         --            --            (586)
Issuance of 65,574 shares
  of common stock - exercise of warrants                 65,574          --            436          --            --             436
Issuance of 252,360 shares of common stock -
    exercise of options                                 252,360          --          2,444          --            --           2,444
                                                     ----------    ----------   ----------    ----------    ----------    ----------
Balance, June 30, 2002                                8,969,059    $        9   $   78,584    $  (52,945)   $     (429)   $   25,219
                                                     ==========    ==========   ==========    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Years Ended June 30,
                                                                                           --------------------
                                                                                       2002      2001*       2000
                                                                                     -------    -------    --------

Cash flows from operating activities:
Net (loss)                                                                         $(10,971)   $(15,485)   $ (9,383)

   Adjustments  to  reconcile  net  (loss)  to net cash  provided  by  operating activities:
          Depreciation and amortization of property and equipment                    12,604      12,349      10,841
          Amortization of other assets                                                3,715       5,126       4,660
          Amortization of original issue discount                                       201         197         220
          Loss on asset disposal                                                      4,661       4,891         901
          Loss on extinguishment of debt                                                796        --          --
          Changes in operating assets and liabilities:
          Decrease (increase) in:
              Trade accounts receivable                                                 575       1,116      (2,094)
              Inventories                                                               (36)         23          (8)
              Prepaid expenses and other current assets                                (747)       (306)       (319)
          Increase (decrease) in:
              Accounts payable                                                          714      (5,562)      1,418
              Accrued expenses                                                         (634)      2,356        (165)
              Accrued payroll                                                            17         504        (168)
              Accrued interest                                                           51        (485)         11
              Other current liabilities                                                 (43)        151         218
              Customer deposits                                                         (45)        338         427
                                                                                   --------    --------    --------

              Net cash provided by operating activities                              10,858       5,213       6,559
                                                                                   --------    --------    --------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                                      91          31          63
   Purchase of property and equipment                                               (11,675)    (10,509)    (19,162)
   Increase in restrictive covenants                                                   (160)        (80)       --
   Acquisition of businesses                                                           --           (36)       --
   Increase in deferred lease acquisition costs                                        (928)     (1,164)     (1,610)
   (Increase) decrease in other assets                                                 (145)         (3)         15
                                                                                   --------    --------    --------

              Net cash used in investing activities                                $(12,817)   $(11,761)   $(20,694)
                                                                                   --------    --------    --------

*Restated to conform to current year's classifications.

See accompanying notes to consolidated financial statements.

                                   NUCO2 INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Continued)

                                                               Years Ended June 30,
                                                               --------------------
                                                            2002         2001*       2000
                                                          --------     -------    --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                 $   --      $  9,919    $   --
   Proceeds from issuance of redeemable preferred stock      2,500        --         4,935
   Net proceeds from issuance of long-term debt
      and subordinated debt                                 50,000       5,900       9,500
   Repayment of long-term debt                             (49,887)    (10,833)        (99)
   Increase in deferred financing costs                     (2,598)       (158)     (1,506)
   Exercise of options and warrants                          2,880       2,067           5
                                                          --------    --------    --------

              Net cash provided by financing activities      2,895       6,895      12,835
                                                          --------    --------    --------

Increase (decrease) in cash and cash equivalents               936         347      (1,300)
Cash and cash equivalents, beginning of year                   626         279       1,579
                                                          --------    --------    --------

Cash and cash equivalents, end of year                    $  1,562    $    626    $    279
                                                          ========    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:

      Interest                                            $  8,066    $ 10,497    $  9,788
                                                          ========    ========    ========

      Income taxes                                        $   --      $   --      $   --
                                                          ========    ========    ========

Supplemental disclosure of non-cash investing and financing activities:

            In 2002, 2001 and 2000, the Company increased the carrying amount of the  redeemable  preferred  stock by  $586,  $416  and  $50,  respectively,  for dividends that have not been paid and  accordingly  reduced  additional  paid-in capital by a like amount.

            In 2001, the Company transferred the net realizable value of certain fixed assets held for sale in the amount of $237 to other assets.

            In 2001, the Company entered into a restrictive  covenant  agreement with a former  executive  officer  in the amount of $480.  At June 30,  2002 and
2001, the unpaid portion of the agreement  totaled $240 and $400,  respectively, and is included in accounts payable.

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

           (e)   Property and Equipment

                 Property and equipment are stated at cost. The Company does not depreciate bulk systems held for  installation  until the systems are in service and leased to customers.  Upon  installation,  the systems,  component parts and direct costs  associated  with the  installation  are  transferred to the leased equipment account.  These direct costs are associated with successful placements of such systems with customers under noncancelable contracts and which would not be incurred by the Company but for a successful  placement.  Upon early  service termination,  the  unamortized  portion  of  direct  costs  associated  with the installation  are expensed.  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets or the lease terms for leasehold improvements, whichever is shorter.

                 The depreciable lives of property and equipment are as follows:

                                                          Estimated Life
                                                          --------------
          Leased equipment                                  5-20 years
          Equipment and cylinders                           3-20 years
          Vehicles                                          3-5 years
          Computer equipment                                3-7 years
          Office furniture and fixtures                     5-7 years
          Leasehold improvements                            lease term

           (f)   Goodwill and Other Intangible Assets

            Goodwill, net of accumulated amortization of $5,006,  represents the cost in excess of the fair value of the tangible and identifiable intangible net assets of  businesses  acquired and,  prior to July 1, 2001,  was amortized on a straight-line  basis over 20 years.  Effective July 1, 2001, the Company adopted
Statement  of  Financial  Accounting  Standards  No.  142,  Goodwill  and  Other
Intangible  Assets.  Under  this new  standard,  goodwill  and  indefinite  life intangible  assets are no longer amortized but are subject to annual  impairment tests.  Other intangible  assets with finite lives will continue to be amortized on a  straight-line  basis over the periods of expected  benefit.  The Company's other  intangible  assets  consist of customer lists and  restrictive  covenants principally  acquired in connection with asset acquisitions.  Customer lists are being  amortized  over five years,  the average  life of  customer  leases,  and restrictive  covenants are being  amortized over their  contractual  lives which range from thirty to one hundred and twenty months.

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

           (g)   Deferred Financing Cost, Net

                 Financing  costs are being  amortized on a straight-line method over the term of the related indebtedness, ranging from seventeen to eighty-four months.  Accumulated  amortization  of financing  costs was $2,314 and $3,153 at
June 30, 2002 and 2001, respectively.

           (h)   Deferred Lease Acquisition Costs, Net

                 Deferred lease  acquisition  costs, net, consist of commissions associated  with the  acquisition of new leases and are being amortized over the life of the  related  leases,  generally  five to six  years on a  straight-line method.  Accumulated amortization of deferred lease acquisition costs was $4,687 and  $3,713  at June  30,  2002  and  2001,  respectively.  Upon  early  service termination,  the unamortized  portion of deferred lease  acquisition  costs are expensed.

           (i)   Revenue Recognition

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

           (j)   Income Taxes

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

           (k)   Net Loss Per Common Share

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

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

           (l)   Use Of Estimates

                 The  preparation  of financial  statements in  conformity  with generally accepted  accounting  principles requires management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting  period.  Estimates used when  accounting for items such as allowances for doubtful  accounts,  depreciation  and  amortization  periods,  valuation of long-lived  assets  and  income  taxes  are  regarded  by  management  as  being particularly  significant.  These  estimates and assumptions are evaluated on an on-going basis and may require adjustment in the near term. Actual results could differ from those estimates.

           (m)   Impairment of Long-Lived Assets

                 Long-lived assets, other than goodwill, consist of property and equipment,  customer lists, and restrictive  covenants.  Long-lived assets being retained for use by the Company are tested for recoverability whenever events or changes  in  circumstances  indicate  that  their  carrying  values  may  not be recoverable  by comparing  the carrying  value of the assets with the  estimated future  undiscounted  cash flows that are directly  associated with and that are expected to arise as a direct result of the use and eventual  disposition of the asset.  Impairment  losses  are  recognized  only if the  carrying  amount  of a long-lived  asset is not recoverable and exceeds its fair value.  The impairment loss would be calculated as the difference between asset carrying values and the fair value of the asset with fair value generally estimated based on the present value of the estimated future net cash flows.

                 Long-lived assets to be disposed of by abandonment  continue to be  classified  as held and used  until they  cease to be used.  If the  Company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life,  depreciation estimates are revised to reflect the use of the asset over its shortened useful life. Long-lived assets to be disposed of by sale that meet certain criteria are classified as held for sale and are reported at the lower of their carrying amounts or fair values less cost to sell.

           (n)   Employee Benefit Plan

                 On June 1, 1996,  the Company  adopted a deferred  compensation plan  under  Section  401(k) of the  Internal  Revenue  Code,  which  covers all eligible  employees.  Under the provisions of the plan,  eligible  employees may defer a percentage of their compensation subject to the Internal Revenue Service limits. Contributions to the plan are made only by employees.

           (o)   Recent Accounting Pronouncements

                 In  July  2001,  the  FASB  issued  SFAS  No.  141,   "Business
Combinations"  ("SFAS 141"),  and SFAS No. 142,  "Goodwill and Other  Intangible
Assets"  ("SFAS  142").  SFAS 141 requires all business  combinations  initiated after June 30, 2001 to be accounted  for using the purchase  method.  Under SFAS
142,  goodwill  and  intangible  assets  with  indefinite  lives  are no  longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment.  Separable  intangible assets that are not deemed to have indefinite  lives will  continue to be amortized  over their useful  lives.  The
Company adopted this statement in the first quarter of fiscal 2002, resulting in no goodwill  amortization  expense in fiscal 2002.  Accumulated  amortization of goodwill was $5,006 at June 30, 2002 and 2001.

                 In August 2001, the FASB issued SFAS No. 144,  "Accounting  for the Impairment or Disposal of Long-Lived  Assets"  ("SFAS 144").  This statement addresses  financial  accounting  and reporting for the impairment of long-lived assets and for  long-lived  assets to be disposed of. SFAS 144  supercedes  SFAS
Statement No. 121,  "Accounting for the Impairment of Long-Lived  Assets and for
Long-Lived Assets to be Disposed Of." However,  SFAS 144 retains the fundamental provisions  of Statement  No. 121 for (a)  recognition  and  measurement  of the impairment  of  long-lived  assets  to be held and used and (b)  measurement  of long-lived  assets to be disposed of by sale.  SFAS 144 was early adopted by the
Company during the year ended June 30, 2002.

                 In April 2002,  the FASB issued  SFAS No. 145,  "Rescission  of
FASB  Statements  No. 4, 44, and 64,  Amendment  of FASB  Statement  No. 13, and
Technical  Corrections"  ("SFAS 145"). Among other things, SFAS 145 rescinds the provisions  of SFAS No. 4 that require  companies to classify  certain gains and losses from debt  extinguishments as extraordinary items. The provisions of SFAS
145 related to classification of debt  extinguishments  are effective for fiscal years beginning after May 15, 2002. Gains and losses from extinguishment of debt will be classified as extraordinary  items only if they meet the criteria in APB
Opinion  No. 30;  otherwise  such costs will be  classified  within  income from operations.  The Company  intends to adopt SFAS 145 during the first  quarter of fiscal 2003. The Company is currently  reviewing  whether or not the fiscal 2002 extraordinary item will have to be reclassified.

            In June  2002,  the FASB  issued  SFAS  146,  "Accounting  for Costs
Associated  with Exit or  Disposal  Activities"  ("SFAS  146")  which  addresses financial  accounting and reporting for costs  associated  with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (including
Certain Costs Incurred in a  Restructuring)."  The principal  difference between
SFAS 146 and EITF 94-3 relates to SFAS 146's  requirements  for recognition of a liability  for a cost  associated  with an exit or disposal  activity.  SFAS 146 requires  that a liability be recognized  when the liability is incurred.  Under
EITF  94-3,  a  liability  for an exit  cost  was  recognized  at the date of an entity's  commitment to an exit plan. SFAS 146 also  establishes that fair value is the objective for initial  measurement  of the  liability.  The provisions of
SFAS 146 are effective for exit or disposal  activities that are initiated after
December 31, 2002, but early  application  is  encouraged.  The Company does not expect  the  adoption  of SFAS 146 to have a  material  impact on its  financial statements or results of operations.

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Note 2 -   Property and Equipment, Net

               Property and equipment, net consists of the following:

                                                                     June 30,
                                                                     --------
                                                                  2002       2001
                                                                  ----       ----
               Leased equipment                                 $119,773   $116,233
               Equipment and cylinders                            15,357     14,478
               Tanks held for installation                         4,868      3,980
               Vehicles                                              325        325
               Computer equipment                                  3,897      3,392
               Office furniture and fixtures                       1,406      1,390
               Leasehold improvements                              1,674      1,636
                                                                --------   --------
                                                                 147,300    141,434
               Less accumulated depreciation and amortization     52,216     41,064
                                                                --------   --------

                                                                $ 95,084   $100,370
                                                                ========   ========

                 Capitalized  component  parts and direct costs  associated with installation  of equipment  leased to others  included in leased  equipment  was
$32,406  and  $29,385  at June 30,  2002  and  2001,  respectively.  Accumulated depreciation and amortization of these costs was $18,258 and $14,143 at June 30,
2002 and 2001, respectively.  Upon early service termination, the Company writes
off  the  remaining  net  book  value  of  direct  costs   associated  with  the
installation of equipment.

               Depreciation  and  amortization  of property  and  equipment  was
$12,604,  $12,349 and $10,841 for the years ended June 30, 2002, 2001, and 2000, respectively.

                 In  June  2001,  the  Company  adopted  a plan  to  discontinue installation  of 50 and 100 pound  tanks and to  dispose of the 50 and 100 pound tanks held for  installation.  The Company's  supply of  uninstalled  50 and 100 pound tanks was written down to $163, their estimated net realizable  value, and a loss of $1,155  was  reflected  in the  statement  of  operations  within  the caption,  loss on asset  disposal.  These tanks were disposed of in fiscal 2002.
During fiscal 2002, an  additional  loss in the amount of $1,125 was  recognized relating to 50 and 100 pound tanks that were  removed  from  service  during the year.  Management continued to review the recoverability of the remaining 50 and
100 pound  tanks in service  and in June 2002,  adopted a plan to replace all 50 and 100 pound tanks in service at  customers  over a three to four year  period.
The  Company's  decision to replace these small tanks was based on an evaluation of undiscounted  cash flows,  contribution to fixed depot overhead,  pricing and targeted margins.  As a result of the Company's  decision,  the remaining 50 and
100 pound tanks were written down to their estimated net realizable  value and a loss on impairment of $1,809 was recorded in June 2002. As of June 30, 2002, the net book value of the  installed 50 and 100 pound tanks  totaled  $2,765,  which will be depreciated  over the remaining period of time that they are expected to be utilized.

Note 3 -   Goodwill

               The Company adopted SFAS 142 as of July 1, 2001,  resulting in no goodwill  amortization  expense in the year ended June 30,  2002.  Under the new standard, goodwill and indefinite life intangible assets are no longer amortized
but  are  subject  to  annual   impairment  tests.  The  Company  completed  the
transitional  and  annual  impairment  tests  required  by SFAS  142 and was not required to recognize an impairment of goodwill.  The Company recorded  goodwill amortization  expense  of $1,212 in each of the years  ended  June 30,  2001 and
2000.  If the guidance of the statement  had been applied  retroactively,  prior
year  results  would  have  been   different   than   previously   reported.   A
reconciliation  of net  income  as  reported  to  adjusted  net  income  for the exclusion of goodwill amortization is as follows:

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                              Fiscal Year Ended June 30,
                                              --------------------------
                                                  2001           2000
                                                  ----           ----

Reported net (loss)                           $  (15,485)   $  (9,383)
Add goodwill amortization                          1,212        1,212
                                              ----------    ---------
Adjusted net (loss)                           $  (14,273)   $  (8,171)
                                              ==========    =========

Reported basic and diluted (loss) per share   $    (2.01)   $   (1.30)
Add goodwill amortization                            .15          .17
                                              ----------    ---------
Adjusted basic and diluted (loss) per share   $    (1.86)   $   (1.13)
                                              ==========    =========

     Changes  in the  carrying  amount of  goodwill  for the year ended June 30,
     2002, of the Company's single operating segment is as follows:

     Balance July 1, 2001                       $19,222
     Goodwill acquired during the period           -
                                                -------
     Balance June 30, 2002                      $19,222
                                                =======

     Information regarding the Company's other intangible assets is as follows:

                                   Carrying     Accumulated
                                    Amount      Amortization      Net
                                    ------      ------------      ---
As of June 30, 2002:
Restrictive Covenants              $3,110         $1,828         $1,282
Customer Lists                      5,370          5,089            281
                                   ------         ------         ------
  Total                            $8,480         $6,917         $1,563
                                   ======         ======         ======

As of June 30, 2001:
Restrictive Covenants              $3,110         $1,438         $1,672
Customer Lists                      5,370          4,324          1,046
                                   ------         ------         ------
  Total                            $8,480         $5,762         $2,718
                                   ======         ======         ======

            Amortization expense for other intangible assets was $1,155,  $1,235 and $1,390 for the years ended June 30, 2002, 2001 and 2000, respectively. There were no  adjustments  or changes  in  amortization  periods of other  intangible assets as a result of the initial application of SFAS 142.

            Estimated  amortization  expense  for each of the next five years is
$559,  $304,  $279,  $226 and $161, for fiscal years ended June 30, 2003,  2004,
2005, 2006 and 2007, respectively.

Note 4 -   Leases

            The Company leases equipment to its customers  generally pursuant to five-year or six-year  non-cancelable  operating  leases which expire on varying dates  through June 2008.  At June 30,  2002,  future  minimum  rentals due from customers which includes, where applicable, a continuous supply of CO2 (see Note
1(i)), are approximately as follows:

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                           Year Ending June 30,
                                  2003                       $           40,182
                                  2004                                   32,854
                                  2005                                   28,648
                                  2006                                   20,312
                                  2007                                   11,731
                                  Thereafter                              4,950
                                                             ------------------
                                                             $          138,677
                                                             ==================

Note 5 -   Long-Term Debt

               Long-term debt consists of the following:

                                                                                              June 30,
                                                                                       2002            2001
                                                                                       ----            ----
Note payable to  bank  under credit  facility.  Drawings at June 30, 2002 are at
       LIBOR rates plus 3.50%  (5.355% to  5.42875%).  Drawings at June 30, 2001
       are at LIBOR rates plus 3.25% (7.055% to 7.2813%).                           $  48,000      $  47,850
Various notes payable                                                                     294            330
                                                                                    ---------      ---------
                                                                                       48,294         48,180
Less current maturities of long-term debt                                                  40             36
                                                                                    ---------      ---------
       Long-term debt, excluding current maturities                                 $  48,254      $  48,144
                                                                                    =========      =========

            In September  2001, the Company  entered into a $60.0 million second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended  Credit  Facility").  Pursuant to the  Amended  Credit  Facility,  the
Company  may  request,  at any time absent a default,  that the  Amended  Credit
Facility  be  increased  by an  additional  $15.0  million  to a total  of $75.0 million. This new facility replaced the Company's prior facility,  which was due to expire in May 2002. The Amended Credit Facility  contains  interest rates and an unused  commitment fee based on a pricing grid calculated  quarterly on total debt to annualized  EBITDA (as  defined).  The Company is entitled to select the
Base Rate or LIBOR,  plus applicable  margin,  for principal  drawings under the
Amended Credit  Facility.  The applicable  LIBOR margin  pursuant to the pricing grid currently ranges from 2.50% to 4.75%, the applicable  unused commitment fee pursuant to the pricing grid ranges from .375% to .50% and the  applicable  Base
Rate margin  pursuant to the pricing grid currently  ranges from 1.50% to 3.75%.
Interest only is payable periodically until the expiration of the Amended Credit
Facility.  The Amended Credit Facility is collateralized by substantially all of the Company's assets.  Additionally,  the Company is precluded from declaring or paying any cash dividends, except the Company may accrue and accumulate, but not pay, cash dividends on the Preferred Stock. The Company is also required to meet certain  affirmative  and  negative  covenants  including,  but not  limited to, financial  covenants.

            As of June 30, 2002, the Company was not in compliance  with certain financial  covenants.  On September 27, 2002,  the Amended  Credit  Facility was
amended to adjust  certain  financial  covenants  for the quarter ended June 30,
2002 and prospectively, and the maturity was extended to November 17, 2003.

            As of June  30,  2002,  a total  of $48.0  million  was  outstanding pursuant  to the  Amended  Credit  Facility  with  interest at 3.50% above LIBOR
(5.355% to 5.42875%).

            Effective July 1, 2000, the Company  adopted  Statement of Financial
Accounting Standards No. 133 "Accounting for Derivative  Instruments and Hedging
Activities," which establishes accounting and reporting standards for derivative
instruments,   including  certain  derivative   instruments  embedded  in  other
contracts and for hedging  activities.  All derivatives,  whether  designated in hedging  relationships  or not, are required to be recorded on the balance sheet at fair value.  For a derivative  designated as a cash flow hedge, the effective portions of changes in the fair value of the  derivative  are  recorded in other comprehensive  income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

            The  Company  uses  derivative  instruments  to manage  exposure  to interest rate risks.  The Company's  objectives for holding  derivatives  are to minimize the risks using the most  effective  methods to eliminate or reduce the impacts of this exposure. As of June 30, 2002, the Company was a party to a Swap with a notional amount of $12.5 million and a termination  date of September 28,

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

2003.  Under the Swap, the Company pays a fixed interest rate of 5.23% per annum and receives a LIBOR-based floating rate.

            The Swap,  which is designated as a cash flow hedge, is deemed to be a highly  effective  transaction,  and  accordingly  the loss on the  derivative instrument is reported as a component of other comprehensive loss. For the years ended  June 30,  2002 and 2001,  the  Company  recorded  losses of $86 and $343, respectively,  representing  the  change  in fair  value of the  Swap,  as other comprehensive  loss.  The net derivative  loss will be classified  into earnings over the term of the underlying cash flow hedge.

            The  aggregate  maturities  of  long-term  debt for each of the five years subsequent to June 30, 2002 are as follows:

                      Year Ending June 30,
                             2003                        $         40
                             2004                              48,044
                             2005                                  48
                             2006                                  52
                             2007                                  57
                             Thereafter                            53
                                                         ------------
                                                         $     48,294
                                                         ============

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

            On May 4, 1999, the Company sold an additional  $10.0 million of its
12% Senior Subordinated  Promissory Notes ("Additional Notes"). Except for their
October 31, 2005 maturity date, the Additional Notes are substantially identical to the Notes  described  above.  The Additional  Notes were sold with detachable
6-1/2 year  warrants to purchase an aggregate of 372,892  shares of common stock at an  exercise  price of $6.65 per share.  In  connection  with the sale of the
Additional  Notes,  certain  financial  covenants  governing  the  Notes and the
Additional Notes were adjusted as of March 31, 1999 and  prospectively,  and the exercise price for 612,023 of the warrants issued in connection with the sale of the Notes was reduced to $6.65 per share,  of which  65,574 were  exercised  and converted to shares of common  stock  during the year ended June 30,  2002.  The effective interest rate on the Additional Notes is 13.57% per annum after giving effect to the amortization of the original issue discount.

            As of June 30, 2002, the Company was not in compliance  with certain financial covenants under the Notes and Additional Notes. On September 27, 2002, concurrently  with the  amendment to the Amended  Credit  Facility,  the Company amended the Notes and Additional Notes to adjust certain financial covenants for the quarter ended June 30, 2002 and prospectively.  If the total net funded debt coverage ratio (as defined) exceeds the applicable ratio for each fiscal quarter ending on or after June 30, 2002,  the interest rate on the Notes and Additional
Notes will  increase by an  additional 75 basis points per annum up to a maximum of 14% per annum.

Note 7 -    Preferred Stock

            In May 2000,  the  Company  sold  5,000  shares  of its  Series A 8%
Cumulative  Convertible  Preferred  Stock, no par value (the "Series A Preferred
Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends  are payable  quarterly  in arrears at the rate of 8% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash,  are added to the
Liquidation Preference.  Shares of the Series A Preferred Stock may be converted into shares of common stock at any time at a current  conversion  price of $9.28 per share. In connection with the sale,  costs in the amount of $65 were charged to paid-in capital.

            In November  2001,  the Company sold 2,500 shares of its Series B 8%
Cumulative  Convertible  Preferred  Stock, no par value (the "Series B Preferred
Stock") for $1,000 per share (the initial "Liquidation Preference").  Cumulative dividends  are payable  quarterly  in arrears at the rate of 8% per annum on the
Liquidation

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

Preference,  and, to the extent not paid in cash,  are added to the  Liquidation
Preference.  Shares of the Series B Preferred Stock may be converted into shares of common stock at any time at a current conversion price of $12.92 per share.

            During the fiscal  years  ended June 30,  2002,  2001 and 2000,  the carrying  amount (and  Liquidation  Preferences) of the Series A Preferred Stock
and Series B Preferred Stock ("Preferred Stock") was increased by $586, $416 and
$50,  respectively,   for  dividends  accrued.  The  Preferred  Stock  shall  be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined)  of the  Company  (the date of such  redemption  being  the  "Mandatory
Redemption  Date")  at  an  amount  equal  to  the  then  effective  Liquidation
Preference  plus accrued and unpaid  dividends  thereon  from the last  dividend payment date to the Mandatory  Redemption Date, plus if the Mandatory Redemption
Date is on or prior to the fourth  anniversary  of the issuance of the Preferred
Stock,  the amount of any dividends  that would have accrued and been payable on the  Preferred  Stock from the  Mandatory  Redemption  Date  through  the fourth anniversary date.

            In addition,  outstanding  shares of Preferred  Stock vote on an "as converted  basis" with the holders of the common  stock as a single class on all matters that the holders of the common stock are entitled to vote upon.

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

                         In  January   2001,   the   Company   granted  to  each
non-employee director options for 10,000 shares of Common Stock. An aggregate of
50,000  options were granted at an exercise  price equal to the average  closing price of the Common Stock on the Nasdaq  National Market for the 20 trading days prior to January 2, 2001, or $7.82. All options vest in five equal  installments commencing  in January 2001,  and have a ten-year  term. As of June 30, 2001 and
2002, options for 10,000 and 20,000 shares, respectively, were exercisable.

                (b)      Stock Option Plans

                         The board of  directors  adopted  the 1995  Option Plan
(the "1995  Plan").  Under the 1995 Plan,  the  Company has  reserved  1,950,000 shares of Common Stock for employees of the Company. Under the terms of the 1995
Plan,  options granted may be either  incentive  stock options or  non-qualified stock  options,  or both.  The exercise  price of incentive  options shall be at least equal to 100% of the fair market  value of the  Company's  Common Stock at the date of the grant,  and the exercise  price of  non-qualified  stock options issued to  employees  may not be less than 75% of the fair  market  value of the
Company's  Common  Stock  at the date of the  grant.  The  maximum  term for all options is ten years.  Options granted to date vest in equal  installments  from one to five  years.  As of June 30,  2000,  2001 and 2002  options  for  481,808
581,499 and 503,072 shares, were exercisable, respectively. The weighted-average fair value per share of options  granted  during the years ended June 30,  2000,
2001 and 2002 were $3.06,  $4.30 and $4.78,  respectively.  As of June 30, 2002, the weighted-average remaining life of the options was 7.77 years.

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

            The following table summarizes the transactions pursuant to the 1995
Plan.

                                                                   Weighted-Average
                                          Shares   Exercise Price   Exercise Price
                                          ------   --------------  ---------------
        Outstanding at June 30, 1999     804,226   $5.50-$11.28    $    9.32
        Granted                          315,000   $6.75-$7.50     $    6.79
        Expired or canceled               26,526   $5.50-$11.25    $    9.85
        Exercised                            966   $       5.50    $    5.50
                                       ---------   -------------   ---------
        Outstanding at June 30, 2000   1,091,734   $5.50-$11.28    $    8.58
        Granted                          372,000   $6.19-$11.95    $   10.39
        Expired or canceled               30,400   $5.50-$11.25    $    6.95
        Exercised                        262,999   $5.50-$11.25    $    7.79
                                       ---------   -------------   ---------
        Outstanding at June 30, 2001   1,170,335   $5.50-$11.95    $    9.38
        Granted                          429,100   $10.55-$12.55   $   12.15
        Expired or canceled              184,625   $5.50-$12.40    $   10.55
        Exercised                        252,360   $5.50-$11.28    $    9.69
                                       ---------   -------------   ---------
        Outstanding at June 30, 2002   1,162,450   $5.50-$12.55    $   10.15
                                       =========   =============   =========

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
As of June 30, 2000, 2001 and 2002 options for 16,000 shares,  22,000 shares and
34,000 shares were exercisable,  respectively.  The weighted-average  fair value per share of options granted during the years ended June 30, 2000, 2001 and 2002
were  $2.37,  $3.87  and  $3.55,   respectively.   As  of  June  30,  2002,  the
weighted-average remaining life of the options was 7.44 years.

                                                       Weighted-Average
                               Shares  Exercise Price  Exercise Price
                               ------  --------------  --------------
Outstanding at June 30, 1999   30,000   $6.06-$12.50   $    8.63
Granted                         6,000   $       7.00   $    7.00
Expired or canceled             4,000   $       8.94   $    8.94
                               ------   ------------   ---------
Outstanding at June 30, 2000   32,000   $6.06-$12.50   $    8.28
Granted                        24,000   $7.13-$13.25   $    8.97
Canceled                        6,000   $       7.75   $    7.75
Exercised                       2,000   $       8.94   $    8.94
                               ------   ------------   ---------
Outstanding at June 30, 2001   48,000   $6.06-$13.25   $    8.66
Granted                        12,000   $11.00-$11.20  $   11.10
                               ------   ------------   ---------
Outstanding at June 30, 2002   60,000   $6.06-$13.25   $    9.15
                               ======   ============   =========

            Statement of Financial  Accounting Standards No. 123, Accounting for
Stock-Based  Compensation,  defines a fair value based method of accounting  for stock options.  The Statement allows an entity to continue to measure cost using the  accounting  method  prescribed by APB Opinion No. 25,  Accounting for Stock
Issued  to  Employees,  and to make pro  forma  disclosures  of net  income  and earnings  per share as if the fair value  based  method of  accounting  had been applied.  The fair value of each option  grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 2001 and 2002;  expected  volatility of 39% to 40%, risk-free interest rate of 3.7% to 6.6%,  expected dividend yield of 0% and  expected  lives  of one to  five  years.  The  Company  presents  the following pro forma disclosures for employee stock options:

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                                    Years Ended June 30,
                                                    --------------------
                                                 2002       2001        2000
                                                 ----       ----        ----
Net (loss) available to common shareholders   $(12,456)   $(16,387)   $ (9,766)

Net (loss) per common share                   $  (1.43)   $  (2.07)   $  (1.35)
                                              ========    ========    ========

Weighted average number of common and
    common equivalent shares outstanding         8,742       7,926       7,238
                                              ========    ========    ========

            The pro forma  adjustment for stock based  compensation  costs under
SFAS 123 for the years ending 2000,  2001 and 2002 is  approximately  $333, $486 and $899, respectively.  No  stock  based  compensation  was  recognized  in the financial statements pursuant to APB Opinion No. 25.

Note 9 -    Earnings per Share

            Basic (loss) per common share has been  computed by dividing the net
(loss),  after  giving  effect to  preferred  stock  dividends,  by the weighted average number of common shares outstanding during the period. Common equivalent shares for stock  options and warrants are  calculated  pursuant to the treasury stock method.  During the years ended June 30, 2002,  2001 and 2000, the Company excluded the  equivalent of 671,155,  411,238 and 438,131 shares of common stock in the  computation  of loss per share as these options and warrants to purchase common stock were anti-dilutive.  Additionally, options and warrants to purchase
400,000 shares,  43,715 shares, and 159,064 shares for $17.00 per share,  $16.40 per share, and $12.27-$14.64 per share,  respectively,  were outstanding  during all or a portion  of the year ended  June 30,  2002,  options  and  warrants  to purchase 400,000 shares,  43,715 shares, and 36,000 shares for $17.00 per share,
$16.40 per share, and  $13.25-$14.64 per share,  respectively,  were outstanding during  all or a portion  of the year  ended  June 30,  2001,  and  options  and warrants to purchase 1,000,000 shares and 43,715 shares for $17.00 per share and
$16.40 per share, respectively,  were outstanding during the year ended June 30,
2000,  but were not  included  in the  computation  of diluted  EPS  because the options and warrants exercise price was greater than the average market price of the common shares.  Also, not included in the computation of diluted EPS for the years ended June 30,  2002,  2001 and 2000,  were  841,609,  577,191 and 533,262 shares,  respectively,  of Common Stock issuable upon conversion of 7,500 shares of Convertible Preferred Stock because the effect would be anti-dilutive.

                                                            Years Ended June 30,
                                                            --------------------
                                                        2002        2001         2000
                                                        ----        ----         ----
Net (loss)                                            $(10,971)   $(15,485)   $ (9,383)
Preferred stock dividends                                 (586)       (416)        (50)
                                                      --------    --------    --------
Net (loss) available for common shareholders          $(11,557)   $(15,901)   $ (9,433)
                                                      ========    ========    ========
Weighted average outstanding shares of common stock      8,742       7,926       7,238
                                                      ========    ========    ========
Net (loss) per share - basic and diluted              $  (1.32)   $  (2.01)   $  (1.30)
                                                      ========    ========    ========

Note 10 -       Income Taxes

            The  tax  effects  of  temporary   differences  that  give  rise  to
significant  portions of deferred tax assets and deferred tax liabilities are as follows:

                                                          June 30,
                                                          --------
                                                       2002        2001
                                                       ----        ----
 Deferred tax assets:
        Allowance for doubtful accounts              $  1,080    $    877
        Amortization expense                              933         822
        Other                                               5          17
        Net operating loss carryforwards               36,716      30,275
                                                     --------    --------
              Total gross deferred tax assets          38,734      31,991
 Less valuation allowance                             (18,845)    (14,487)
                                                     --------    --------
        Net deferred tax assets                        19,889      17,504
                                                     --------    --------
 Deferred tax liabilities:
        Depreciation expense                          (19,889)    (17,504)
                                                     --------    --------
              Total gross deferred tax liabilities    (19,889)    (17,504)
                                                     --------    --------
Net deferred taxes                                   $   --      $   --
                                                     ========    ========

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

            At June 30, 2002, the Company had net operating  loss  carryforwards for Federal  income tax  purposes of  approximately  $105.0  million,  which are available to offset future Federal  taxable  income,  if any, in varying amounts through June 2022. The net change in the total valuation allowance for the years ended June 30, 2002 and 2001 was an increase of $4,358 and $4,691, respectively.

Note 11 -   Lease Commitments

                The Company leases office equipment,  trucks and warehouse/depot and office  facilities  under  operating  leases  that  expire at various  dates through March 2011.  Primarily  all of the leases  contain  renewal  options and escalations  for real estate taxes,  common  charges,  etc. Future minimum lease payments under noncancelable  operating leases (that have initial  noncancelable lease terms in excess of one year) are as follows:

                        Year Ending June 30,
                               2003                      $      4,027
                               2004                             2,639
                               2005                             1,898
                               2006                             1,308
                               2007                               762
                               Thereafter                       1,125
                                                         ------------
                                                         $     11,759
                                                         ============

                Total rental costs under  non-cancelable  operating  leases were approximately $5,130, $4,856 and $4,670 in 2002, 2001 and 2000, respectively.

Note 12 -   Concentration of Credit and Business Risks

                The Company's business activity is with customers located within the United States.  For each of the years ended June 30, 2002, 2001 and 2000 the
Company's   sales  to  customers  in  the  food  and  beverage   industry   were
approximately 99%.

                There were no customers  that  accounted  for greater than 2% of total sales for each of the three years ended June 30, 2002,  nor were there any customers  that  accounted for greater than 5% of total  accounts  receivable at
June 30, 2002 or 2001.

                The Company  purchases  new bulk CO2 systems  from the two major manufacturers  of such  systems.  The  inability  of  either  of  both of  these manufacturers  to deliver new systems to the Company  could cause a delay in the
Company's  ability to fulfill the demand for its services and a possible loss of sales, which could adversely affect operating results.

Note 13 -   Commitments and Contingencies

                In May 1997,  the Company  entered  into an  exclusive  ten-year carbon dioxide supply  agreement with The BOC Group,  Inc. ("BOC") (See Note 8).
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

                (a)      Cash and cash equivalents, accounts receivable and
                         accounts payable

                         The carrying amounts approximate  fair value due to the
short maturity of these instruments.

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                (b)      Long-term and subordinated debt

                         The  fair  value  of  the   Company's   long-term   and
subordinated  debt has been estimated  based on the current rates offered to the
Company for debt of the same remaining maturities.

                The carrying amounts and fair values of the Company's  financial instruments are as follows:

                                                                      June 30,
                                                                      --------
                                                                  2002        2001
                                                                  ----        ----
           Cash and cash equivalents                           $  1,562     $   626
           Accounts receivable                                    7,171       7,746
           Accounts payable                                       3,512       2,958
           Long-term debt, including current maturities          48,294      48,180
           Subordinated debt                                     39,366      39,166

Note 15 -   Selected Quarterly Financial Data (unaudited)

                                      1st Quarter            2nd Quarter           3rd Quarter         4th Quarter
                                      -----------            -----------           -----------         -----------
                                    2002      2001         2002      2001        2002       2001      2002           2001
                                    ----      ----         ----      ----        ----       ----      ----           ----
                                 (Restated)            (Restated)            (Restated)
Net sales                         $ 18,089   $ 16,113   $ 18,607   $ 16,432   $ 17,743   $ 17,028   $ 17,873       $ 18,060
Gross profit (b)                     9,275      8,100      9,626      8,378      8,781      8,997      9,139          8,981
Net (loss) (c)(d)                   (1,913)    (2,392)      (789)    (2,329)    (1,812)    (1,799)    (6,457)        (8,965)

Basic and diluted earnings per
  common share

      Net (loss) (a)              $  (0.23)  $  (0.34)  $  (0.11)   $ (0.32)   $ (0.23)   $ (0.23)   $ (0.74)      $  (1.07)

                (a) Per common  share  amounts for the  quarters  have each been calculated separately.  Accordingly, quarterly amounts may not add to total year earnings  per  share  because  of  differences  in  the  average  common  shares outstanding during each period.

                (b) Gross profit as presented  herein,  for each of the quarters of the year ended June 30, 2001,  differs from that  previously  reported in the
Company's   Form  10-K  for  the  year   ended   June  30,   2001  due  to  the
reclassification  during the year ended June 30, 2002 of certain depot expenses.
Previously,  depot  telephone,  recruiting and postage expenses were included in selling,  general and  administrative  expenses;  presently,  such  expenses are reported as components of costs of sales. The effect of the reclassification was to decrease the gross profit by $84,  $88, $85 and $90 for the 1st, 2nd, 3rd and
4th quarters of the year ended June 30, 2001, respectively.

                (c) During the fourth  quarter  of fiscal  2001,  the  Company's management  continued to monitor and evaluate the  collectibility  and potential impairment of its assets, in particular,  accounts  receivable and certain fixed assets. In connection  therewith,  an additional allowance for doubtful accounts of $1,692 and reserves and  write-downs  on fixed assets of $3,926 were recorded in the fourth  quarter.  The  potential  uncollectibility  of  certain  accounts receivable and the related increase in the allowance for doubtful  accounts came to light as a result of the Company having  experienced  several problems in the billing  (specifically due to inaccurate  address  information on customers) and cash application areas.  Management  believes that the factors that gave rise to this situation  have been addressed to prevent a reoccurrence  of the problem in the future.  The reserves and  write-downs on fixed assets were primarily due to the Company's  decision,  reached during the fourth quarter of 2001, to focus on the  placement  of  larger  tanks  on a  prospective  basis  (Note 2) and a more conservative  approach of immediately  removing tanks upon service  termination, compared to the prior  practice of leaving a tank in place when  prospects for a new customer at the same location appeared likely, in an effort to enhance asset control and utilization.  Additionally,  the Company recorded $466 in recruiting expense,  moving expense and severance pay in connection with its new management team. It is management's  opinion that these  adjustments were properly recorded in the fourth  quarter of 2001 based upon facts and  circumstances  that  became available in that period.

                (d) During the fourth  quarter  of fiscal  2002,  the  Company's management  continued to monitor and evaluate the  collectibility  and potential impairment of its accounts  receivable  and certain fixed assets.  In connection
therewith,   an  additional  allowance  for  doubtful  accounts  of  $1,862  and write-downs of fixed assets of $1,809 were recorded in the fourth  quarter.  The potential  uncollectibility  of  certain  accounts  receivable  and the  related increase in the allowance for doubtful accounts came to light as a result of the
Company having  experienced  several problems relating to unusually high closure rates  among  independent  operators  who have  gone out of  business  in recent periods due to unfavorable  economic  conditions.

                                   NUCO2 INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

The  write-downs  of fixed assets were due to the  Company's  decision,  reached during the  fourth  quarter of 2002,  to replace  all 50 and 100 pound  tanks in service at customer  locations  over a three to four year period (Note 2). It is management's  opinion that these adjustments are properly recorded in the fourth quarter based upon facts and circumstances that became available in that period.

                (e) Net loss as  presented  herein,  for each of the first three quarters of the year ended June 30, 2002, differs from that previously  reported in the Company's Forms 10-Q due to year-end adjustments relating to depreciation of property and equipment,  the recording of  amortization of customer lists and loss on asset disposals.  Depreciation  expense was adjusted to correct an error that  resulted  from a faulty  computer  software  upgrade.  The  customer  list amortization  adjustment  resulted from the  determination  that the decision to reclassify  customer lists into goodwill at the time of initial adoption of SFAS
142 was  inappropriate.  The loss on asset  disposals  related to the 50 and 100 pound tanks that were removed from service  during the year,  but which were not written off until  year-end.  The effect of the adjustments on each of the first three quarters was as follows:

                                        1st Quarter 2nd Quarter 3rd Quarter
                                        ----------- ----------- -----------
Net (loss) originally reported            $(1,407)   $  (478)   $(1,004)
Adjustments:
 Depreciation of property and equipment         -          -       (320)
 Amortization of customer lists              (210)      (202)      (194)
 Loss on asset disposal                      (296)      (109)      (294)

                                          --------- ----------- -------
Net (loss) as adjusted                    $(1,913)   $  (789)   $(1,812)
                                          ========= =========== =======

Basic and diluted earnings per common
 share

Net (loss) originally reported           $  (0.18)  $(0.07)  $(0.13)
Adjustments                                 (0.05)   (0.04)   (0.10)
                                         ---------  -------  -------
Net (loss) as adjusted                   $  (0.23)  $(0.11)  $(0.23)
                                         =========  =======  =======

Note 16 - Subsequent Event

                On August 22, 2002, the Company  completed the private placement of 1,663,846 shares of its common stock to 24 accredited investors at a price of
$9.75 per share realizing net cash proceeds of approximately $15.1 million after expenses.  Pursuant to the  requirements  of the Amended  Credit  Facility,  the
Company used the proceeds to pay down  outstanding debt under the Amended Credit
Facility.

                                   NUCO2 INC.
                                   Schedule II
                        Valuation and Qualifying Accounts
                                  In Thousands

                                      Column B        Column C - Additions    Column D      Column E
                                      --------        --------------------    --------      --------
                                     Balance at   Charge to
                                    beginning of  costs and   Charged to                    Balance at
                                     of period     expenses  other accounts  Deductions   end of period
                                     ---------     --------  --------------  ----------   -------------

Year ended June 30, 2000
   Allowance for doubtful accounts   $  558        $  445      $     --     $  381            $  622
Year ended June 30, 2001
   Allowance for doubtful accounts   $  622        $3,061      $     --     $1,177            $2,506
Year ended June 30, 2002
   Allowance for doubtful accounts   $2,506        $2,753      $     --     $2,174            $3,085

