Form 10-Q
period 2002-09-30
NUCO2 INC /FL
filed 2002-11-14
CIK 947577

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

 /X/   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

            Indicate by check /X/ whether the registrant is an  accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/  No / /

            Indicate  the number of shares  outstanding  of each of the issuer's classes of Common Stock, as of the latest practicable date:

              Class                            Outstanding at September 30, 2002
              -----                            ---------------------------------
    Common Stock, $.001 par value                     10,633,405 shares

                                   NUCO2 INC.

                                      Index

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Balance Sheets as of September 30, 2002 and                     3
                June 30, 2002

            Statements of Operations for the Three Months Ended             4
                September 30, 2002 and September 30, 2001

            Statement of Shareholders' Equity for the Three                 5
                Months Ended  September 30, 2002

            Statements of Cash Flows for the Three Months                   6
                Ended September 30, 2002 and September 30, 2001

            Notes to Financial Statements                                   7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                        11
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                       17
               ABOUT MARKET RISK

ITEM 4.     CONTROLS AND PROCEDURES                                        17

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                      17

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                               17

SIGNATURES                                                                 18

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                   NUCO2 INC.

                                 BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                        September 30, 2002       June 30, 2002
                                                                        ------------------       -------------
                                                                           (unaudited)

Current assets:
    Cash and cash equivalents                                                $   1,139              $   1,562
    Trade accounts receivable, net of allowance for doubtful
        accounts of $1,879 and $3,085, respectively                              6,852                  7,171
    Inventories                                                                    232                    235
    Prepaid expenses and other current assets                                    2,069                  1,966
                                                                             ---------              ---------
        Total current assets                                                    10,292                 10,934
                                                                             ---------              ---------

Property and equipment, net                                                     94,667                 95,084
                                                                             ---------              ---------

Other assets:
    Goodwill, net                                                               19,222                 19,222
    Non-competition agreements, net                                              1,199                  1,282
    Customer lists, net                                                            134                    281
    Deferred financing costs, net                                                2,317                  2,524
    Deferred lease acquisition costs, net                                        2,899                  2,991
    Other assets                                                                   342                    320
                                                                             ---------              ---------
                                                                                26,113                 26,620
                                                                             ---------              ---------
           Total assets                                                      $ 131,072              $ 132,638
                                                                             =========              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                     $      41              $      40
    Accounts payable                                                             2,740                  3,512
    Accrued expenses                                                             2,201                  2,304
    Accrued interest                                                             2,571                  1,479
    Accrued payroll                                                                549                    897
    Other current liabilities                                                      218                    371
                                                                             ---------              ---------
        Total current liabilities                                                8,320                  8,603

Long-term debt, less current maturities                                         33,743                 48,254
Subordinated debt                                                               39,417                 39,366
Customer deposits                                                                2,847                  2,644
                                                                             ---------              ---------
        Total liabilities                                                       84,327                 98,867
                                                                             ---------              ---------

Commitments and contingencies
Redeemable preferred stock                                                       8,723                  8,552
                                                                             ---------              ---------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
        7,500 shares issued and outstanding                                       --                     --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 10,633,405 shares at September 30, 2002
        and 8,969,059 shares at June 30, 2002                                       11                      9
    Additional paid-in capital                                                  93,517                 78,584
    Accumulated deficit                                                        (55,055)               (52,945)
    Accumulated other comprehensive loss                                          (451)                  (429)
                                                                             ---------              ---------
        Total shareholders' equity                                              38,022                 25,219
                                                                             ---------              ---------
           Total liabilities and shareholders' equity                        $ 131,072              $ 132,638
                                                                             =========              =========
See accompanying Notes to Financial Statements.

                                   NUCO2 INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

                                                           Three Months Ended September 30,
                                                           --------------------------------
                                                                  2002        2001*
                                                                  ----        ----

Net sales                                                      $ 18,678    $ 18,089

Costs and expenses:
    Cost of products sold, excluding depreciation
        and amortization                                          9,139       8,814
    Selling, general and administrative expenses                  4,627       3,551
    Depreciation and amortization                                 4,419       4,108
    Loss on asset disposals                                         611         562
                                                               --------    --------
                                                                 18,796      17,035
                                                               --------    --------

    Operating (loss) income                                        (118)      1,054

    Loss on early extinguishment of debt -
        write-off of deferred financing costs                      --           796
    Interest expense                                              1,992       2,171
                                                               --------    --------

    Net (loss)                                                 $ (2,110)   $ (1,913)
                                                               ========    ========

    Basic and diluted (loss) per share                         $  (0.24)   $  (0.23)
                                                               ========    ========

    Weighted average number of common and common
        equivalent shares outstanding, basic and diluted          9,693       8,651
                                                               ========    ========

*Restated - See Notes 1, 2 and 7 to the Financial Statements.

See accompanying Notes to Financial Statements.

                                   NUCO2 INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                                                 Accumulated
                                                                     Additional                      Other         Total
                                              Common Stock            Paid-In     Accumulated   Comprehensive  Shareholders'
                                          Shares       Amount         Capital        Deficit         Loss         Equity
                                          ------       ------         -------        -------         ----         ------
Balance, June 30, 2002                  8,969,059    $         9    $    78,584   $   (52,945)   $      (429)   $    25,219
Comprehensive (loss):
  Net (loss)                                                                           (2,110)                       (2,110)
  Other comprehensive expense:
    Interest rate swap transaction                                                                       (22)           (22)
                                                                                                                -----------
Total comprehensive (loss)                                                                                           (2,132)
Redeemable preferred stock dividend                                        (171)                                       (171)
Issuance of common stock,               1,663,846              2         15,098                                      15,100
  net issuance of costs
Exercise of options                           500                             6                                           6
                                      -----------    -----------    -----------   -----------    -----------    -----------
Balance, September 30, 2002            10,633,405    $        11    $    93,517   $   (55,055)   $      (451)   $    38,022
                                      ===========    ===========    ===========   ===========    ===========    ===========

See accompanying Notes to Financial Statements.

                                   NUCO2 INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                           2002        2001*
                                                                           ----        -----

Cash flows from operating activities:

    Net (loss)                                                          $ (2,110)   $ (1,913)

    Adjustments to reconcile net (loss) to net cash provided
          by operating activities:
              Depreciation and amortization of property and equipment      3,450       3,137
              Amortization of other assets                                   969         971
              Amortization of original issue discount                         52          50
              Loss on disposals                                              611         562
              Loss on early extinguishment of debt                          --           796
              Changes in operating assets and liabilities:
              Decrease (increase) in:
                   Trade accounts receivable                                 319        (967)
                   Inventories                                                 3         (14)
                   Prepaid expenses and other current assets                (103)       (747)
              Increase (decrease) in:
                    Accounts payable                                        (772)      1,586
                   Accrued expenses                                         (103)       (606)
                   Accrued payroll                                          (348)       (412)
                   Accrued interest                                        1,070       1,024
                   Other current liabilities                                (153)          6
                   Customer deposits                                         203         186
                                                                        --------    --------

              Net cash provided by operating activities                    3,088       3,659
                                                                        --------    --------

Cash flows from investing activities:
    Purchase of property and equipment                                    (3,600)     (3,254)
    Increase in deferred lease acquisition costs                            (232)       (227)
    Increase in other assets                                                 (22)       (166)
                                                                        --------    --------
           Net cash used in investing activities                          (3,854)     (3,647)
                                                                        --------    --------

Cash flows from financing activities:
    Repayment of long-term debt                                          (14,510)    (47,860)
    Proceeds from issuance of common stock                                16,224        --
    Issuance cost - common stock                                          (1,124)       --
    Proceeds from issuance of long-term debt                                --        50,000
    Exercise of stock options                                                  6          39
    Increase in deferred financing costs                                    (253)     (2,048)
                                                                        --------    --------
        Net cash provided by financing activities                            343         131
                                                                        --------    --------

Increase (decrease) in cash and cash equivalents                            (423)        143
Cash and cash equivalents at the beginning of period                       1,562         626
                                                                        --------    --------
Cash and cash equivalents at the end of period                          $  1,139    $    769
                                                                        ========    ========

Supplemental  disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                                        $    870    $  1,098
                                                                        ========    ========
        Income taxes                                                    $   --      $   --
                                                                        ========    ========

*Restated - See Notes 1, 2 and 7 to the Financial Statements.

See accompanying Notes to Financial Statements.

                                   NUCO2 INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.     BASIS OF PRESENTATION

            The accompanying  unaudited financial  statements have been prepared in accordance  with the  instructions  to Form 10-Q used for  quarterly  reports under  Section  13 or 15  (d) of  the  Securities  Exchange  Act  of  1934,  and
therefore,  do not include all  information  and footnotes  necessary for a fair presentation  of financial  position,  results of  operations  and cash flows in conformity with generally accepted accounting principles.  The accounts of NuCo2
Inc. (the "Company") and its wholly-owned subsidiaries,  NuCo2 Acquisition Corp.
and Koch Compressed Gases, Inc. were merged during fiscal 2002.

            Net loss as presented  herein,  for the quarter ended  September 30,
2001 differs from the net loss as previously reported in the Company's Form 10-Q for such quarter due to fiscal year-end  adjustments.  These adjustments related to the amortization of customer lists and loss on asset disposals (see Note 7).

            The financial  information included in this report has been prepared in  conformity  with the  accounting  principles  and methods of applying  those accounting principles, reflected in the financial statements for the fiscal year ended June 30, 2002 included in Form 10-K filed with the Securities and Exchange
Commission.

            All  adjustments  necessary for a fair  statement of the results for the interim periods presented have been recorded.  This quarterly report on Form
10-Q  should  be  read in  conjunction  with  the  Company's  audited  financial statements  for the fiscal year ended June 30, 2002.  The results of  operations for the periods  presented are not  necessarily  indicative of the results to be expected for the full fiscal year.

NOTE 2.     ACCOUNTING PRONOUNCEMENTS

            In the first  quarter of fiscal 2003,  the Company  adopted SFAS No.
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
Gains and losses from extinguishment of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 ("APB 30"); otherwise such costs will be  classified  within  income from  continuing  operations.  In accordance with APB 30 and SFAS 145, the Company has  reclassified  the $796,000 extraordinary  loss on the early  extinguishment  of debt for the quarter  ended
September 30, 2001 to a component of continuing operations.

            In the first quarter of fiscal 2003,  the Company  adopted SFAS 146,
"Accounting for Costs Associated with Exit or Disposal  Activities" ("SFAS 146")
which  addresses  financial  accounting and reporting for costs  associated with exit or  disposal  activities  and  nullifies  EITF  Issue No.  94-3  "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
Activity  (including Certain Costs Incurred in a Restructuring)"  ("EITF 94-3").
The  principal  difference  between SFAS 146 and EITF 94-3 relates to SFAS 146's requirements  for  recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability be recognized when the liability  is  incurred.  Under  EITF  94-3,  a  liability  for an exit cost was recognized at the date of an entity's  commitment to an exit plan. SFAS 146 also establishes  that fair value is the  objective  for initial  measurement  of the liability.  The  provisions  of SFAS  146 are  effective  for  exit or  disposal activities that are initiated after December 31, 2002, but early  application is encouraged.  The adoption of SFAS 146 had no impact on the Company's  results of operations and financial position.

            In the first quarter of fiscal 2003, the Company  adopted SOP 01-06,
"Accounting by Certain Entities  (Including Entities with Trade Receivables That
Lend to or Finance the Activities of Others)" ("SOP 01-06"). SOP 01-06 addresses disclosures on accounting  policies relating to trade accounts receivable and is effective  prospectively  for  financial  statements  issued  for  fiscal  years beginning  after  December 15, 2001.  The adoption of SOP 01-06 had no impact on the Company's results of operations or financial position.

NOTE 3.     NET LOSS PER COMMON SHARE

            Basic loss per common  share has been  computed by dividing  the net loss, after giving effect to redeemable  preferred stock dividends (see Note 6), by the weighted average number of common shares  outstanding  during the period.
Diluted  loss per common  share has been  computed on the basis of the  weighted average number of common and, if dilutive, common

equivalent shares  outstanding  during the period.  Common equivalent shares for stock options and warrants calculated pursuant to the treasury stock method were not included in diluted  earnings per common share  because they would have been anti-dilutive.  Also, not included in the  computation  of diluted  earnings per common share was the effect of outstanding shares of redeemable  preferred stock using the "if converted" method, because the effect would be anti-dilutive.

            The following  table presents the Company's net (loss)  available to common  shareholders  and (loss) per share,  basic and  diluted  (in  thousands, except per share amounts):
                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                         2002                 2001
                                                                         ----                 ----
            Net (loss)                                              $     (2,110)        $    (1,913)
            Redeemable preferred stock dividends                            (171)               (110)
                                                                    ---------------      -------------
            Net (loss) available for common shareholders            $     (2,281)        $    (2,023)
                                                                    ===============      =============

            Weighted average outstanding shares of common stock            9,693               8,651
            (Loss) per share - basic and diluted                    $      (0.24)        $     (0.23)
                                                                    ==============       ============
NOTE 4.     LONG-TERM DEBT

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

            The Company is required to assess compliance with its debt covenants under  the  Amended  Credit  Facility  on a  quarterly  basis.  These  financial covenants  are  based  on a  measure  that  is not  consistent  with  accounting principles  generally accepted in the United States of America.  Such measure is
EBITDA (as defined),  which represents  earnings (loss) before interest,  taxes, depreciation and amortization,  as modified by certain defined adjustments.  The failure to meet these covenants,  absent a waiver or amendment,  would place the
Company in  default  and cause the debt  outstanding  under the  Amended  Credit
Facility to become immediately due and payable. The Amended Credit Facility also
includes   certain   cross-default   provisions  to  the  Company's  12%  Senior
Subordinated Promissory Notes (see Note 5).

            As of June 30, 2002, the Company was not in compliance  with certain of its financial  covenants.  On September 27, 2002, the Amended Credit Facility
was amended to adjust certain financial covenants for the quarter ended June 30,
2002, and  prospectively,  and the maturity of the Amended  Credit  Facility was extended  to November  17,  2003.  Prior to June 30,  2002,  the Amended  Credit
Facility was amended to adjust certain financial covenants for the quarter ended
March 31, 2002 and  prospectively,  and  non-compliance  with the minimum EBITDA covenant for the three  months ended March 31, 2002 was waived.  As of September
30, 2002,  the Company was in  compliance  with all of the  financial  covenants under the Amended Credit Facility.

            Inasmuch as the Amended  Credit  Facility  matures in November 2003, the outstanding debt thereunder,  absent any  modifications or changes,  will be reflected as a current  liability  on the balance  sheet in the  Company's  next quarterly  report for the period ending December 31, 2002. The Company has begun discussions  with current and potential  lenders for new borrowing  arrangements which will  encompass the  refinancing  of the Amended  Credit  Facility and 12%
Senior  Subordinated  Promissory  Notes. The new arrangements are expected to be consummated prior to the filing of the Company's next quarterly report.

            On August 22, 2002, the Company  completed the private  placement of
1,663,846  shares of its common stock to 24  accredited  investors at a price of
$9.75 per share realizing net cash proceeds of approximately $15.1 million after issuance  costs of $1.1  million.  Pursuant to the  requirements  of the Amended
Credit  Facility,  the Company  used $14.5  million of the  proceeds to pay down outstanding debt under the Amended Credit Facility.

            As of September 30, 2002, a total of $33.5  million was  outstanding pursuant  to the  Amended  Credit  Facility  with  interest at 3.50% above LIBOR
(5.2981% to 5.30%).

            Effective July 1, 2000, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments  embedded  in  other  contracts  and  for  hedging  activities.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. For a derivative designated as a cash flow  hedge,  the  effective  portions  of changes in the fair value of the derivative are recorded in other comprehensive  income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

            The  Company  uses  derivative  instruments  to manage  exposure  to interest rate risks.  The Company's  objectives for holding  derivatives  are to minimize the risks using the most  effective  methods to eliminate or reduce the impacts of this  exposure.  As of September 30, 2002, the Company was a party to an interest  rate swap  agreement  (the "Swap") with a notional  amount of $12.5 million and a  termination  date of  September  28,  2003.  Under the Swap,  the
Company pays a fixed interest rate of 5.23% per annum and receives a LIBOR-based floating rate.

             The Swap, which is designated as a cash flow hedge, is deemed to be a highly  effective  transaction,  and  accordingly  the loss on the  derivative instrument is reported as a component of other comprehensive loss. For the three months ended September 30, 2002 and 2001, the Company recorded losses of $22,000 and $133,000 respectively, representing the change in fair value of the Swap, as other  comprehensive  loss.  The net  derivative  loss will be  classified  into earnings over the term of the underlying cash flow hedge.

NOTE 5.     SUBORDINATED DEBT

            In October 1997,  the Company issued $30.0 million of its 12% Senior
Subordinated  Promissory  Notes (the "1997  Notes") with  interest  only payable semi-annually  on April 30 and October 31, due October 31, 2004.  The 1997 Notes
were sold with  detachable  seven year  warrants  to purchase  an  aggregate  of
655,738 shares of common stock at an exercise price of $16.40 per share.  At the date of issuance,  in accordance with APB 14,  "Accounting for Convertible  Debt and Debt Issued with Purchase Warrants," the Company allocated proceeds of $29.7 million to the debt and $0.3 million to warrants, with the resulting discount on the debt referred to as the Original Issue Discount. The Original Issue Discount
is being amortized as interest  expense over the life of the debt,  resulting in an  effective  interest  rate on the 1997 Notes of 12.1% per  annum.  The amount allocated  to the  warrants  was  credited to  Additional  Paid-In  Capital.  In conjunction with the issuance of the 1997 Notes, the Company is required to meet certain affirmative and negative covenants. In addition,  NationsBanc Montgomery
Securities,  Inc.,  the  placement  agent,  received  a warrant to  purchase  an aggregate of 30,000  shares of common  stock at an exercise  price of $14.64 per share which expires on October 31, 2004.

            On May 4, 1999, the Company sold an additional  $10.0 million of its
12% Senior  Subordinated  Promissory Notes (the "1999 Notes").  Except for their
October 31, 2005 maturity  date, the 1999 Notes are  substantially  identical to the 1997 Notes described  above.  The 1999 Notes were sold with detachable 6-1/2 year  warrants to purchase an aggregate of 372,892  shares of common stock at an exercise price of $6.65 per share.

            In return for modifying  certain financial  covenants  governing the
1997 Notes,  the exercise price of 612,053 of the warrants  issued in connection with the 1997 Notes was reduced to $6.65 per share.  On May 4, 1999, the trading range of the Company's common stock was $6.44 to $6.88 per share. To assist with the  valuation of the newly  issued  warrants  and the  repriced  warrants,  the
Company hired an outside  consultant.  Utilizing the  Black-Scholes  Model,  the warrants  issued  with the 1997 Notes were  valued at $1.26 per  warrant,  or an aggregate  value of  $773,702,  and the  warrants  issued with the 1999 Notes at
$1.47 per warrant, or an aggregate value of $549,032. Both amounts are reflected as Additional Paid-In Capital,  offset by the Original Issue Discount,  which is netted against the outstanding  balance of the 1997 Notes and 1999 Notes.  After giving effect to the amortization of the Original Issue Discount,  the effective interest rate on the 1999 Notes is 13.57% per annum.

NOTE 6.     REDEEMABLE PREFERRED STOCK

            In May 2000,  the  Company  sold  5,000  shares  of its  Series A 8%
Cumulative  Convertible  Preferred  Stock, no par value (the "Series A Preferred
Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends  are payable  quarterly  in arrears at the rate of 8% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash,  are added to the
Liquidation Preference.  Shares of the Series A Preferred Stock may be converted into shares of common stock at any time at a current  conversion  price of $9.28 per share.  In  connection  with the sale,  costs in the amount of $65,000  were charged to paid-in capital.

            In November  2001,  the Company sold 2,500 shares of its Series B 8%
Cumulative  Preferred Stock, no par value (the "Series B Preferred  Stock"),  at the initial Liquidation  Preference.  Cumulative dividends are payable quarterly in arrears at the rate of 8% per annum on the  Liquidation  Preference,  and, to the extent not paid in cash, are added to the Liquidation Preference.  Shares of the Series B Preferred Stock may be converted into shares of common stock at any time at a current conversion price of $12.92 per share.

            During the fiscal  year  ended  June 30,  2002 and the three  months ended September 30, 2002, the carrying amount (and  Liquidation  Preferences) of the Series A Preferred  Stock and Series B Preferred Stock  ("Preferred  Stock")
was increased by $586,000 and $171,000, respectively, for dividends accrued. The
Preferred  Stock shall be  mandatorily  redeemed  by the Company  within 30 days after a  Change  in  Control  (as  defined)  of the  Company  (the  date of such redemption being the "Mandatory Redemption Date") at an amount equal to the then effective Liquidation  Preference plus accrued and unpaid dividends thereon from the last dividend  payment date to the Mandatory  Redemption  Date,  plus if the
Mandatory  Redemption  Date is on or  prior  to the  fourth  anniversary  of the issuance of the Preferred  Stock,  the amount of any  dividends  that would have accrued and been payable on the Preferred  Stock from the  Mandatory  Redemption
Date through the fourth anniversary date.

            In addition,  outstanding  shares of Preferred  Stock vote on an "as converted  basis" with the holders of the common  stock as a single class on all matters that the holders of the common stock are entitled to vote upon.

NOTE 7.     PRIOR PERIOD ADJUSTMENTS

            Net loss as presented  herein,  for the quarter ended  September 30,
2001 differs from the net loss  previously  reported in the Company's  Form 10-Q for such quarter due to fiscal year-end  adjustments.  These adjustments related to the amortization of customer lists and loss on asset disposals. Customer list amortization was increased by $0.2 million based on the  determination  that the decision to reclassify  customer  lists into goodwill at the time of the initial adoption of SFAS 142, "Goodwill and Other Intangible Assets," was inappropriate.
In addition, during the fiscal year ended June 30, 2001, the Company decided not to  replace  its 50 and 100 lb.  tanks as they were  removed  from  service.  In conjunction  with this  decision,  the loss on asset  disposals was increased by
$0.3  million as a result of 50 and 100 lb. tanks that were removed from service during the quarter  ended  September  30,  2001,  but which were not written off until June 2002. The impact of these adjustments on the Company's net (loss) and
(loss) per share are provided in the following  table (in thousands,  except per share amounts):

                                                         Three Months Ended
                                                         September 30, 2002
                                                         ------------------
          Net (loss) originally reported                    $    (1,407)

            Adjustments:

              Amortization of customers lists                      (210)
              Loss on asset disposals                              (296)
                                                            -----------
          Net (loss) as adjusted                            $    (1,913)
                                                            ===========

          Basic and diluted earnings per
           common share:

              Net (loss) originally reported                $     (0.18)
              Adjustments                                         (0.05)
                                                            -----------
              Net (loss) as adjusted                        $     (0.23)
                                                            ===========

            The Company's  accumulated  deficit,  as  previously  reported as of
September 30, 2001,  was $43.4 million  compared to the  accumulated  deficit of
$43.9 million, as adjusted.

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
TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL
PERSONNEL.  THE FORWARD-LOOKING  STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM
10-Q AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING  STATEMENTS OR TO
UPDATE THE REASONS WHY ACTUAL  RESULTS COULD DIFFER FROM THOSE  PROJECTED IN THE
FORWARD-LOOKING STATEMENTS.

OVERVIEW

            We believe that we are the largest  supplier in the United States of bulk CO2 systems and bulk CO2 for  carbonating  fountain  beverages based on the number of bulk CO2 systems leased to our customers. As of September 30, 2002, we operated a national  network of 101  service  locations  in 45 states  servicing approximately  71,000  bulk  and  high  pressure  customers.  Currently,  99% of fountain beverage users in the continental  United States are within our present service  area.  Historically,  due  to a  combination  of  internal  growth  and acquisitions,  we have  experienced  high levels of growth in terms of number of customers  and net sales,  averaging 20% to 50% per year from 1995 through 2000.
Today,  the majority of our growth is internal  resulting from the conversion of high pressure CO2 users to bulk CO2 systems.

            During  the  fiscal   years  ended  June  30,  2001  and  2002,   we
deliberately slowed new customer contract signings and the related  installation rate of bulk  CO2  systems.  This  decision  was made to  enable  us to focus on improving our operating  effectiveness in order to better position us for future growth.  We decentralized  service location  management from our headquarters in
Stuart,  Florida to the depot  locations  themselves and in connection with this decision hired new full-time depot and regional managers.  This slowed our gross margin  improvement plan in fiscal 2001 and 2002,  although it is anticipated to enhance it in the future.  We also devoted  significant  resources to developing and  implementing our new  AccuRoute(TM)  system to improve our productivity and better service our  customers.  The result of this decision was that our revenue growth slowed from prior years although  revenue still grew at 16.7% and 6.9% in fiscal 2001 and 2002,  respectively.  The ramp down in growth  enabled our sales force to  concentrate  on signing  higher margin new  customers  and  re-signing existing customers at increased rates. As a result of these initiatives, we feel that we will be ready to accelerate our growth in fiscal 2003.

            We believe that our future revenue growth, gains in gross margin and profitability  will be dependent upon (i) increases in route density in existing markets and the expansion and  penetration of bulk CO2 system  installations  in new market  regions,  both resulting from  successful  ongoing  marketing,  (ii)
improved  operating  efficiencies  and (iii)  price  increases.  New  multi-unit
placement   agreements   combined  with   single-unit   placements   will  drive
improvements in achieving route density. Our success in reaching multi-placement agreements is due in part to our national  delivery  system.  We maintain a "hub and spoke" route structure and establish additional  stationary bulk CO2 service locations as service areas expand through geographic growth. Our entry into many states was  accomplished  largely through the  acquisition of businesses  having thinly  developed route networks.  We expect to benefit from route  efficiencies and other  economies  of scale as we build  our  customer  base in these  states through  intensive  regional and local  marketing  initiatives.  Greater density should lead to enhanced  utilization  of vehicles and other fixed assets and the ability  to spread  fixed  marketing  and  administrative  costs  over a broader revenue base.

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

            Cost of products  sold is comprised of  purchased  CO2,  vehicle and service location costs associated with the storage and delivery of CO2. Selling, general and administrative expenses consist of wages and benefits,  dispatch and
communications   costs,   as  well  as  expenses   associated   with  marketing,
administration,   accounting  and  employee   training.   Consistent   with  the
capital-intensive  nature of our business, we incur significant depreciation and amortization expenses.  These stem from the depreciation of our bulk CO2 systems and related  installation  costs,  amortization  of deferred  lease  acquisition costs, and amortization of deferred financing costs and other intangible assets.

            With  respect  to bulk CO2  systems,  we  capitalize  costs that are associated  with specific  installations  of such systems with  customers  under non-cancelable  contracts  and which would not be incurred  but for a successful placement. All other service, marketing and administrative costs are expensed as incurred.

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have contributed to accumulated net losses of $55.1 million at September 30, 2002.

RESULTS OF OPERATIONS

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which various items bear to net sales:

                                                Three Months Ended
                                                   September 30,
                                                   -------------

                                                  2002      2001*
                                                  ----      ----
Income Statement Data:

Net sales ..................................     100.0%    100.0%
Cost of products sold, excluding
  depreciation and amortization ............      48.9      48.7
Selling, general and administrative expenses      24.8      19.6
Depreciation and amortization ..............      23.6      22.7
Loss on asset disposals ....................       3.3       3.2
                                               -------   -------
Operating (loss) income ....................      (0.6)      5.8
Loss on early extinguishment of debt .......        --       4.4
Interest expense ...........................      10.7      12.0
                                               -------   -------

Net (loss) .................................     (11.3)%   (10.6)%
                                               =======   =======

* Restated, see Notes 1, 2 and 7 to the Financial Statements.

THREE MONTHS ENDED  SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED  SEPTEMBER
30, 2001

NET SALES

            Net sales  increased  $0.6 million,  or 3.3%,  from $18.1 million in
2001 to $18.7 million in 2002.  Sales  increased by $1.2 million,  or 6.3%, from improved customer pricing initiatives on both new and renewal customers,  offset primarily by $0.5 million due to our strategic decision to reduce fuel and other surcharges.  In addition,  revenues  declined by $0.1  million due  primarily to fewer customers  utilizing our stand-alone high pressure  cylinders.  During the fiscal year ended June 30, 2002, we adopted a plan to phase out those  customers that use only high pressure cylinders and who do not utilize one of our bulk CO2 service plans.  Revenues  derived from our  stand-alone  high pressure  cylinder customers may not be fully eliminated from our ongoing revenues  inasmuch as our goal is to convert these customers to a bulk CO2 service plan. Accordingly,  the expected  declining  revenues derived from  stand-alone  high pressure  cylinder customers  is not  expected  to  have  a  material  impact  on  our  results  of operations.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to net sales:

                                               Three Months Ended September 30,
                                               --------------------------------
                                                     2002             2001
                                                     ----             ----

       Service Plan
           Bulk budget plan(1)                         79%              77%
           Equipment lease/product purchase plan(2)     9                9
           Product purchase plan(3)                    11               13
           Stand alone high pressure cylinder(4)        1                1
                                                      ---              ---
                                                      100%             100%
                                                      ===              ===

        1. Combined fee for bulk CO2 tank and bulk CO2.
        2. Fee for bulk CO2 tank and, separately, bulk CO2 usage.
        3. Bulk CO2 only.
        4. High pressure CO2 cylinders,  not used in conjunction  with a bulk CO2 plan.

COST OF PRODUCTS SOLD

            Costs of products sold increased by $0.3 million, or 3.7%, from $8.8 million  in 2001 to $9.1  million  in 2002,  and as a  percentage  of net sales, increased  from 48.7% in 2001 to 48.9% in 2002.  Operational  wages and benefits increased by $0.3 million from $3.3 million in 2001 to $3.6 million in 2002, and as a percentage of net sales, increased from 18.5% in 2001 to 19.3% in 2002. The increase is primarily  attributable to increased costs  associated with employee benefits and workers' compensation claims.

            In addition,  depot and  distribution  costs  increased $0.1 million from $2.5  million in 2001 to $2.6 million in 2002,  due  primarily to increased truck  repair  costs,  partially  offset by a decrease in CO2  purchases of $0.1 million  from $2.3  million in 2001 to $2.2  million in 2002,  primarily  due to improved pricing and service efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  increased  by $1.1 million,  or 30.3%,  from $3.6  million  in 2001 to $4.6  million  in 2002,  and increased as a percentage of net sales from 19.6% in 2001 to 24.8% in 2002.

            Selling  expenses  increased by $0.4  million,  from $0.6 million in
2001 to $1.0  million in 2002.  The increase is  attributable  to an increase in selling  wages and  benefits of $0.2  million  from $0.5 million in 2001 to $0.7 million in 2002. In addition,  we incurred additional marketing expenses of $0.1 million associated with trade shows and other marketing campaigns.

            General and  administrative  expenses increased by $0.7 million from
$2.9 million in 2001 to $3.6 million in 2002. The increase is attributable to an increase in administrative  wages and benefits of $0.3 million from $1.7 million in 2001 to $2.0  million in 2002.  Other  general  and  administrative  expenses increased  $0.4  million  from $1.1  million  in 2001 to $1.5  million  in 2002, primarily the result of a $0.2 million  increase in consulting  costs and a $0.1 million increase in reserves for customer accounts receivable.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization increased from $4.1 million in 2001 to
$4.4  million  in  2002.  As  a  percentage  of  net  sales,   depreciation  and
amortization expense increased from 22.7% in 2001 to 23.6% in 2002. Depreciation expense  increased from $3.1 million in 2001 to $3.4 million in 2002 principally due to the  acceleration  of  depreciation  expense  resulting  from our plan to replace all 50 and 100 lb. tanks over the next three to four years. Amortization expense was $1.0 million during both 2002 and 2001.

LOSS ON ASSET DISPOSALS

            Loss on asset  disposals was $0.6 million during both 2001 and 2002, and as a percentage of net sales, increased from 3.2% in 2001 to 3.3% in
2002.

OPERATING (LOSS) INCOME

            For  the  reasons  previously  discussed,  operating  (loss)  income decreased  by $1.2  million  from 2001 to 2002.  As a  percentage  of net sales, operating income decreased from 5.8% in 2001 to (0.6)% in 2002.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

            We accelerated the recognition of $0.8 million in deferred financing costs in 2001 associated with the refinancing of our long-term debt.

INTEREST EXPENSE

            Interest  expense  decreased by $0.2  million,  from $2.2 million in
2001 to $2.0 million in 2002,  and  decreased as a percentage  of net sales from
12.0% in 2001 to 10.7% in 2002, due to the overall decline in interest rates and lower average debt levels. During 2002, $14.5 million generated from the private placement  of 1.7  million  shares of our  common  stock was used to reduce  the outstanding  balance of our long-term  debt. The effective  interest rate of all debt outstanding during 2002 was 9.5%, as compared to 9.8% in 2001.

NET (LOSS)

            For the reasons  described  above,  net (loss)  increased  from $1.9 million in 2001 to $2.1 million in 2002. No provision for income tax expense has been made due to historical net losses in 2001 and 2002.

EBITDA

            We believe that earnings before  interest,  taxes,  depreciation and amortization  ("EBITDA") is one of the principal  financial measures by which we should be measured as we continue to achieve  national  market  presence  and to build route density.  EBITDA is a widely  accepted  financial  indicator used by many  investors,  lenders and  analysts to analyze and compare  companies on the basis of  operating  performance,  and we believe  that EBITDA  provides  useful information  regarding  our ability to service  our debt and other  obligations.
However,  EBITDA does not represent cash flow from  operations,  nor has it been presented as a substitute to operating income or net income as indicators of our operating  performance.  EBITDA excludes significant costs of doing business and should not be  considered  in  isolation  or as a  substitute  for  measures  of performance prepared in accordance with accounting principles generally accepted in the United States of America.  In addition,  our calculation of EBITDA may be
different  from  the  calculation  used  by  our   competitors,   and  therefore
comparability may be affected.

            EBITDA decreased by approximately $0.9 million,  or 16.7%, from $5.2 million in 2001 to $4.3 million in 2002 and  decreased  as a  percentage  of net sales from 28.5% to 23.0%.

                                                Three Months Ended September 30,
                                                --------------------------------
                                                    2002                2001
                                                  --------            -------
Net (loss)                                        $(2,110)            $(1,913)
Interest expense                                    1,992               2,171
Depreciation and amortization                       4,419               4,108
Loss on early extinguishment of debt -
   write-off of deferred financing costs             --                   796
                                                  -------             -------
EBITDA                                            $ 4,301             $ 5,162
                                                  =======             =======

Cash flows provided by (used in):
  Operating activities                            $ 3,088             $ 3,659
  Investing activities                            $(3,854)            $(3,647)
  Financing activities                            $   343             $   131

LIQUIDITY AND CAPITAL RESOURCES

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into
service  at  customers'   sites;   (2)  payments  of  interest  on   outstanding
indebtedness;  and (3) working capital. Whenever possible, we seek to obtain the use of vehicles,  land, buildings,  and other office and service equipment under operating leases as a means of conserving  capital. As of September 30, 2002, we anticipated making cash capital expenditures of approximately $24.0 million over the next twelve  months,  primarily  for  purchases  of bulk CO2 systems for new customers,  the replacement  with larger bulk CO2 systems of 50 and 100 lb. bulk
CO2 systems in service at existing customers and replacement units for our truck fleet.  In June 2002,  we adopted a plan to replace  all 50 and 100 lb. bulk CO2 systems in service at  customers  over a three to four year  period.  While this decision  may not  increase  revenues  generated  from  these  customers,  it is expected to improve operating efficiencies, gross margins and profitability. The capital expenditures related to the 50 and 100 lb. bulk CO2 replacement plan and truck fleet  replacement  program are expected to be approximately  $1.9 million and $1.8  million,  respectively,  over the next  twelve  months.  Once bulk CO2 systems are placed into service, we generally

experience  positive  cash  flows on a  per-unit  basis,  as there  are  minimal additional capital expenditures required for ordinary operations. In addition to capital  expenditures  related to internal  growth,  we review  opportunities to acquire bulk CO2 service accounts, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

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

            We are  required to assess our  compliance  with our debt  covenants under  the  Amended  Credit  Facility  on a  quarterly  basis.  These  financial covenants  are  based  on a  measure  that  is not  consistent  with  accounting principles  generally accepted in the United States of America.  Such measure is
EBITDA (as defined),  which represents  earnings (loss) before interest,  taxes,
depreciation   and   amortization,   as  further  modified  by  certain  defined
adjustments.  The failure to meet these covenants, absent a waiver or amendment, would  place us in  default  and cause the debt  outstanding  under the  Amended
Credit  Facility to become  immediately  due and  payable.  The  Amended  Credit
Facility  also  includes  certain  cross-default  provisions  to our 12%  Senior
Subordinated Promissory Notes.

            As of June 30, 2002, we were not in  compliance  with certain of the financial  covenants.  On September 27, 2002,  the Amended  Credit  Facility was
amended to adjust  certain  financial  covenants  for the quarter ended June 30,
2002, and  prospectively,  and the maturity of the Amended  Credit  Facility was extended  to November  17,  2003.  Prior to June 30,  2002,  the Amended  Credit
Facility was amended to adjust certain financial covenants for the quarter ended
March 31, 2002 and  prospectively,  and  non-compliance  with the minimum EBITDA covenant for the three  months ended March 31, 2002 was waived.  As of September
30, 2002, we were in compliance  with all of the financial  covenants  under the
Amended Credit Facility.

            Inasmuch as the Amended  Credit  Facility  matures in November 2003, the outstanding debt thereunder,  absent any  modifications or changes,  will be reflected  as a current  liability  on the balance  sheet in our next  quarterly report for the period ending December 31, 2002. We have begun  discussions  with current  and  potential  lenders  for  new  borrowing  arrangements  which  will encompass  the  refinancing  of the Amended  Credit  Facility and our 12% Senior
Subordinated   Promissory  Notes.  The  new  arrangements  are  expected  to  be consummated prior to the filing of our next quarterly report.

            On August 22, 2002, we completed the private  placement of 1,663,846 shares of our Common  Stock to 24  accredited  investors at a price of $9.75 per share  realizing  net cash  proceeds of  approximately  $15.1 million after $1.1 million of issuance  costs.  Pursuant to the  requirements of the Amended Credit
Facility,  we used $14.5  million of the proceeds to pay down  outstanding  debt under the Amended  Credit  Facility.  As of September 30, 2002, a total of $33.5 million was  outstanding  under the Amended Credit  Facility with interest 3.50%
above LIBOR (5.2981% to 5.30%).

            In  October  1997,  we  issued  $30.0  million  of  our  12%  Senior
Subordinated   Promissory  Notes  ("1997  Notes")  with  interest  only  payable semi-annually  on April 30 and October 31, due October 31, 2004. On May 4, 1999,
we sold an additional  $10.0 million of our 12% Senior  Subordinated  Promissory
Notes ("1999 Notes").  Except for their October 31, 2005 maturity date, the 1999
Notes are substantially  identical to the 1997 Notes. As of June 30, 2002 and at various  dates in the past we have been unable to meet certain  covenants  under the 1997 Notes and 1999 Notes and have had to obtain  waivers or  modifications.
On September 27, 2002,  concurrently  with the  amendment to the Amended  Credit
Facility,  certain  financial  covenants  of the 1997  Notes and 1999 Notes were amended to adjust  certain  financial  covenants  for the quarter ended June 30,
2002, and  prospectively.  As of September 30, 2002, we were in compliance  with all of the financial covenants under the 1997 Notes and 1999 Notes.

            During the quarter ended  September 30, 2002, our capital  resources included cash flows from operations,  proceeds from the private placement of our
Common Stock and available borrowing capacity under the Amended Credit Facility.
We believe that cash flows from  operations and available  borrowings  under the
Amended  Credit  Facility will be sufficient to fund proposed  operations for at least the next twelve months.

            The  table  below  sets  forth  our  contractual  obligations,   (in
thousands):

                                       Less than   2-3     4-5      There-
Contractual obligations        Total    1 Year    Years    Years    after
                             ------------------------------------------------
Senior debt                  $33,784   $    41   $33,594   $   112   $    37
Subordinated debt             39,417      --      29,688     9,729      --
Non-competition agreements       200       160        40      --        --
Operating leases              11,151     3,708     4,275     2,116     1,052
                             -------   -------   -------   -------   -------
Total obligations            $84,552   $ 3,909   $67,597   $11,957   $ 1,089
                             =======   =======   =======   =======   =======

            WORKING  CAPITAL.  At September  30, 2002 and June 30, 2002,  we had
working capital of $1.3 million and $2.3 million, respectively.

            CASH FLOWS FROM  OPERATING  ACTIVITIES.  Cash flows  generated  from operating  activities  decreased  from $3.7  million in 2001 to $3.1  million in
2002, primarily the result of a $0.6 million decrease in net income and non-cash adjustments to income,  offset by a $0.4 million decrease in working capital, of which $0.1 million impacted cash flows from operating activities.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2002 and 2001, net cash used in investing  activities  was $3.9 million and $3.6 million,  respectively.
These  investing  activities  were primarily  attributable  to the  acquisition, installation and direct placement costs of bulk CO2 systems.

            CASH FLOWS FROM  FINANCING  ACTIVITIES.  During 2002 and 2001,  cash flows  provided by  financing  activities  were $0.3  million and $0.1  million, respectively.  In 2002,  cash flows from  financing  activities  included  $15.1 million from the issuance of 1.7 million shares of Common Stock, offset by $14.5 million  from the net  repayment  of long-term  debt.  In 2001,  cash flows from financing  activities included $50.0 million from the refinancing of the Amended
Credit Facility that occurred in September 2001,  offset by the net repayment of long-term debt, and deferred financing costs.

INFLATION

            The modest  levels of  inflation  in the  general  economy  have not affected  our  results  of  operations.  Additionally,  our  customer  contracts generally  provide  for annual  increases  in the  monthly  rental rate based on increases in the consumer price index. We believe that inflation will not have a material adverse effect on our future results of operations.

            Our bulk CO2  exclusive  requirements  contract  with The BOC Group,
Inc. ("BOC") provides for annual  adjustments in the purchase price for bulk CO2 based upon  increases or decreases in the Producer  Price Index for Chemical and
Allied Products or the average percentage  increase in the selling price of bulk merchant  carbon  dioxide  purchased  by BOC's  large,  multi-location  beverage customers in the United States.

RECENT ACCOUNTING PRONOUNCEMENTS

            In April 2002,  the FASB issued  SFAS No. 145,  "Rescission  of FASB
Statements No. 4, 44, and 64,  Amendment of FASB Statement No. 13, and Technical
Corrections"  ("SFAS 145"). Among other things, SFAS 145 rescinds the provisions of SFAS No. 4 that require  companies to classify  certain gains and losses from debt  extinguishments as extraordinary items. The provisions of SFAS 145 related to  classification  of debt  extinguishments  are  effective  for  fiscal  years beginning after May 15, 2002. Gains and losses from  extinguishment of debt will be  classified  as  extraordinary  items only if they meet the  criteria  in APB
Opinion  No.  30 ("APB  30");  otherwise  such  costs  will be  classified  as a component of continuing operations. We adopted SFAS 145 during the quarter ended
September 30, 2002. In accordance with APB 30 and SFAS 145, we have reclassified the  $796,000  extraordinary  loss on the early  extinguishment  of debt for the quarter ended September 30, 2001 to a component of continuing operations.

            In June  2002,  the FASB  issued  SFAS  146,  "Accounting  for Costs
Associated  with Exit or  Disposal  Activities"  ("SFAS  146")  which  addresses financial  accounting and reporting for costs  associated  with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (including
Certain  Costs  Incurred  in a  Restructuring)"  ("EITF  94-3").  The  principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146's requirements for recognition  of a  liability  for a cost  associated  with an  exit or  disposal activity. SFAS 146 requires that a liability be recognized when the liability is incurred.  Under EITF 94-3, a liability  for an exit cost was  recognized at the date of an entity's  commitment to an exit plan. SFAS 146 also  establishes that fair value is the  objective  for  initial  measurement  of the  liability.  The provisions of SFAS 146 are effective  for exit or disposal  activities  that are initiated  after  December 31, 2002, but early  application  is encouraged.  The adoption  of SFAS 146 during the first  quarter of fiscal  2003 had no impact on our results of operations and financial position.

            In  the  first  quarter  of  fiscal  2003,  we  adopted  SOP  01-06,
"Accounting by Certain Entities  (Including Entities with Trade Receivables That
Lend to or Finance the Activities of Others)" ("SOP 01-06"). SOP 01-06 addresses disclosures on accounting  policies relating to trade accounts receivable and is effective  prospectively  for  financial  statements  issued  for  fiscal  years beginning  after  December 15, 2001.  The adoption of SOP 01-06 had no impact on our results of operations or financial position.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of September 30, 2002, a total of $33.5 million was outstanding  under the Amended Credit Facility with interest at 3.50% above LIBOR (5.2981% to 5.30%
at September 30, 2002).  Based upon $33.5 million  outstanding under the Amended
Credit  Facility at  September  30,  2002,  our annual  interest  cost under the
Amended  Credit  Facility would increase by $0.3 million for each 1% increase in
LIBOR.

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

ITEM 4.     CONTROLS AND PROCEDURES

            As  previously  reported  in our Form 10-K for the fiscal year ended
June 30,  2002,  we  discovered  certain  errors with  respect to  controls  and procedures affecting fixed assets. As a result of these errors, we have recently begun a detailed review of, among other areas,  fixed assets. In connection with this ongoing  review,  the Chief Executive  Officer and Chief Financial  Officer
have concluded that our disclosure  controls and procedures (as defined in Rules
13a-14 and 15d-14 under the Securities  Exchange Act of 1934),  while  generally effective,  are  deficient in certain  areas.  Management  is  addressing  these deficiencies  to  improve  the  effectiveness  of our  disclosure  controls  and procedures.

PART II.  OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            (c)    On August 22, 2002, we sold  1,663,846  shares of our Common
                   Stock without registration under the Securities Act of 1933,
                   as  amended  (the  "Securities   Act"),  to  24  "accredited
                   investors" at a price of $9.75 per share for aggregate  cash proceeds of  $16,222,499 in reliance upon the exemption from registration  provided by Section 4(2) of the Securities Act and  Regulation D thereunder.  Commissions  in the amount of
                   $920,138 were paid.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibit No.        Exhibit
                    -----------        -------

                       99.1        Certification  of  Chief  Executive  Officer,
                                   dated November 14, 2002.
                       99.2        Certification  of  Chief  Financial  Officer,
                                   dated November 14, 2002.

            (b)    Reports on Form 8-K.

                   (1)  The  Company  filed  a Form  8-K  dated  July  11,  2002 reporting an Item 5 event.
                   (2)  The  Company  filed a Form 8-K  dated  August  22,  2002 reporting an Item 5 event.
                   (3)  The Company  filed a Form 8-K dated  September  18, 2002 reporting an Item 5 event.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                       NuCo2 Inc.

Dated:  November 14, 2002                 By: /s/ Gregg F. Stewart
                                              ------------------------------
                                              Gregg F. Stewart
                                              Chief Financial Officer

                         SECTION 302 10-Q CERTIFICATIONS

I, Michael E. DeDomenico, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of NuCo2 Inc.;

     2.  Based on my  knowledge,  this  quarterly  report  does not  contain any untrue  statement of a material  fact or omit to state a material  fact necessary to make the  statements  made, in light of the  circumstances under which such  statements  were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge,  the financial  statements,  and other financial information  included in this quarterly  report,  fairly present in all material  respects the financial  condition,  results of operations and cash flows of the  registrant as of, and for, the periods  presented in this quarterly report;

     4.  The registrant's  other  certifying  officers and I are responsible for establishing  and  maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such  disclosure  controls and  procedures to ensure that material  information  relating to the  registrant,  including its consolidated  subsidiaries,  is made known to us by others  within those  entities,  particularly  during  the  period in which  this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and  procedures  as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)   presented  in this  quarterly  report  our  conclusions  about the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors and the
         audit  committee  of  registrant's   board  of  directors  (or  persons
         performing the equivalent function):

          a)  all  significant  deficiencies  in  the  design  or  operation  of internal  controls which could adversely  affect the  registrant's ability to record,  process,  summarize and report  financial data and have  identified  for the  registrant's  auditors any material weaknesses in internal controls; and

          b)  any fraud,  whether or not material,  that involves  management or other  employees who have a significant  role in the  registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly  report  whether  or not there  were  significant  changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent evaluation,
         including   any   corrective   actions   with  regard  to   significant
         deficiencies and material weaknesses.

         Date: November 14, 2002                 /s/ Michael E. DeDomenico
                                                 -----------------------------
                                                 Michael E. DeDomenico
                                                 Chief Executive Officer

                         SECTION 302 10-Q CERTIFICATIONS

I, Gregg F. Stewart, certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of NuCo2 Inc.;

     2.  Based on my  knowledge,  this  quarterly  report  does not  contain any untrue  statement of a material  fact or omit to state a material  fact necessary to make the  statements  made, in light of the  circumstances under which such  statements  were made, not misleading with respect to the period covered by this quarterly report;

     3.  Based on my knowledge,  the financial  statements,  and other financial information  included in this quarterly  report,  fairly present in all material  respects the financial  condition,  results of operations and cash flows of the  registrant as of, and for, the periods  presented in this quarterly report;

     4.  The registrant's  other  certifying  officers and I are responsible for establishing  and  maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)   designed such  disclosure  controls and  procedures to ensure that material  information  relating to the  registrant,  including its consolidated  subsidiaries,  is made known to us by others  within those  entities,  particularly  during  the  period in which  this quarterly report is being prepared;

         b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and  procedures  as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c)    presented  in this  quarterly  report  our  conclusions  about the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors and the
         audit  committee  of  registrant's   board  of  directors  (or  persons
         performing the equivalent function):

          a)  all  significant  deficiencies  in  the  design  or  operation  of internal  controls which could adversely  affect the  registrant's ability to record,  process,  summarize and report  financial data and have  identified  for the  registrant's  auditors any material weaknesses in internal controls; and

          b)  any fraud,  whether or not material,  that involves  management or other  employees who have a significant  role in the  registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly  report  whether  or not there  were  significant  changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent evaluation,
         including   any   corrective   actions   with  regard  to   significant
         deficiencies and material weaknesses.

         Date:  November 14, 2002           /s/ Gregg F. Stewart
                                            ----------------------------
                                            Gregg F. Stewart
                                            Chief Financial Officer