Form 10-Q
period 2002-12-13
NUCO2 INC /FL
filed 2003-02-14
CIK 947577

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

For the quarterly period ended December 31, 2002

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

              Class                             Outstanding at December 31, 2002
              -----                             --------------------------------
  Common Stock, $.001 par value                         10,633,405 shares

                                   NUCO2 INC.

                                      INDEX
                                      -----

  PART I.     FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

              Balance Sheets as of December 31, 2002 and June 30, 2002         3

              Statements of Operations for the Three Months
                     Ended December 31, 2002 and December 31, 2001             4

              Statements of Operations for the Six Months
                     Ended December 31, 2002 and December 31, 2001             5

              Statement of Shareholders' Equity for the Six Months
                     Ended December 31, 2002                                   6

              Statements of Cash Flows for the Six Months
                     Ended December 31, 2002 and December 31, 2001             7

              Notes to Financial Statements                                    8

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS                                               12

  ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK                                        20

  ITEM 4.     CONTROLS AND PROCEDURES                                         20

  PART II.    OTHER INFORMATION

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                     HOLDERS                                                  20

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                21

  SIGNATURES                                                                  22

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                   NUCO2 INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                         December 31, 2002    June 30, 2002
                                                                         -----------------    -------------
                                                                            (unaudited)

Current assets:
    Cash and cash equivalents                                                $     195          $   1,562
    Trade accounts receivable, net of allowance for doubtful
        accounts of $2,211 and $3,085, respectively                              6,825              7,171
    Inventories                                                                    213                235
    Prepaid expenses and other current assets                                    2,550              1,966
                                                                             ---------          ---------
        Total current assets                                                     9,783             10,934
                                                                             ---------          ---------

Property and equipment, net                                                     93,815             95,084
                                                                             ---------          ---------

Other assets:
    Goodwill, net                                                               19,222             19,222
    Non-competition agreements, net                                              1,111              1,282
    Customer lists, net                                                             33                281
    Deferred financing costs, net                                                1,808              2,524
    Deferred lease acquisition costs, net                                        2,924              2,991
    Other assets                                                                   357                320
                                                                             ---------          ---------
                                                                                25,455             26,620
                                                                             ---------          ---------

           Total assets                                                      $ 129,053          $ 132,638
                                                                             =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                     $      42          $      40
    Accounts payable                                                             1,847              3,512
    Accrued expenses                                                             2,119              2,304
    Accrued interest                                                             1,279              1,479
    Accrued payroll                                                                744                897
    Other current liabilities                                                      365                371
                                                                             ---------          ---------
        Total current liabilities                                                6,396              8,603

Long-term debt, less current maturities                                         35,732             48,254
Subordinated debt                                                               39,476             39,366
Customer deposits                                                                2,975              2,644
                                                                             ---------          ---------
        Total liabilities                                                       84,579             98,867
                                                                             ---------          ---------

Commitments and contingencies
Redeemable preferred stock                                                       8,898              8,552
                                                                             ---------          ---------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
        7,500 shares issued and outstanding                                         --                 --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 10,633,405 shares at December 31, 2002
        and 8,969,059 shares at June 30, 2002                                       11                  9
    Additional paid-in capital                                                  93,297             78,584
    Accumulated deficit                                                        (57,369)           (52,945)
    Accumulated other comprehensive loss                                          (363)              (429)
                                                                             ---------          ---------

        Total shareholders' equity                                              35,576             25,219
                                                                             ---------          ---------
           Total liabilities and shareholders' equity                        $ 129,053          $ 132,638
                                                                             =========          =========

See accompanying Notes to Financial Statements.

                                   NUCO2 INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               Three Months Ended December 31,
                                                                               -------------------------------
                                                                                 2002                  2001*
                                                                                 ----                  ----

Net sales                                                                      $ 18,101              $ 18,607
                                                                               --------              --------

Costs and expenses:
    Cost of products sold, excluding depreciation
        and amortization                                                          8,702                 8,981
    Selling, general and administrative expenses                                  5,132                 3,771
    Depreciation and amortization                                                 4,397                 4,090
    Loss on asset disposals                                                         254                   399
                                                                               --------              --------
                                                                                 18,485                17,241
                                                                               --------              --------

    Operating (loss) income                                                        (384)                1,366

    Interest expense                                                              1,930                 2,155
                                                                               --------              --------

    Net (loss)                                                                 $ (2,314)             $   (789)
                                                                               ========              ========

    Basic and diluted (loss) per share                                         $  (0.23)             $  (0.11)
                                                                               ========              ========

    Weighted average number of common and common
            equivalent shares outstanding, basic and diluted                     10,633                 8,691
                                                                               ========              ========

*Restated - See Notes 1, 2 and 7 to the Financial Statements.

See accompanying Notes to Financial Statements.

                                   NUCO2 INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              Six Months Ended December 31,
                                                                              -----------------------------
                                                                               2002                  2001*
                                                                               ----                  ----

Net sales                                                                    $ 36,779              $ 36,696
                                                                             --------              --------

Costs and expenses:
    Cost of products sold, excluding depreciation
        and amortization                                                       17,841                17,794
    Selling, general and administrative expenses                                9,759                 7,323
    Depreciation and amortization                                               8,816                 8,198
    Loss on asset disposals                                                       865                   961
                                                                             --------              --------
                                                                               37,281                34,276
                                                                             --------              --------

    Operating (loss) income                                                      (502)                2,420

    Loss on early extinguishment of debt -
        write-off of deferred financing costs                                      --                   796
    Interest expense                                                            3,922                 4,326
                                                                             --------              --------

    Net (loss)                                                               $ (4,424)             $ (2,702)
                                                                             ========              ========

    Basic and diluted (loss) per share                                       $  (0.47)             $  (0.34)
                                                                             ========              ========

    Weighted average number of common and common
            equivalent shares outstanding, basic and diluted                   10,163                 8,672
                                                                             ========              ========

*Restated - See Notes 1, 2 and 7 to the Financial Statements.

See accompanying Notes to Financial Statements.

                                   NUCO2 INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                    Accumulated
                                                Common Stock           Additional                      Other           Total
                                         ------------------------       Paid-In      Accumulated   Comprehensive   Shareholders'
                                            Shares       Amount         Capital        Deficit         Loss           Equity
                                            ------       ------         -------        -------         ----           ------

Balance, June 30, 2002                   8,969,059    $         9    $    78,584   $   (52,945)   $      (429)   $    25,219

Comprehensive (loss):

  Net (loss)                                                                            (4,424)                       (4,424)

  Other comprehensive expense:

    Interest rate swap transaction                                                                         66             66
                                                                                                                 -----------

Total comprehensive (loss)                                                                                            (4,358)

Redeemable preferred stock dividend                                         (348)                                       (348)

Issuance of common stock,
   net of issuance costs                 1,663,846              2         15,055                                      15,057

Exercise of options                            500                             6                                           6
                                       -----------    -----------    -----------   -----------    -----------    -----------

Balance, December 31, 2002              10,633,405    $        11    $    93,297   $   (57,369)   $      (363)   $    35,576
                                       ===========    ===========    ===========   ===========    ===========    ===========

See accompanying Notes to Financial Statements.

                                   NUCO2 INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Six Months Ended December 31,
                                                                                            2002             2001*
                                                                                            ----             -----

Cash flows from operating activities:
    Net loss                                                                             $ (4,424)         $ (2,702)
    Adjustments to reconcile net loss to net cash provided
        by operating activities:
        Depreciation and amortization of property and equipment                             6,896             6,293
        Amortization of other assets                                                        1,920             1,905
        Amortization of original issue discount                                               110                98
        Loss on asset disposals                                                               865               961
        Loss on early extinguishment of debt                                                   --               796
        Changes in operating assets and liabilities
          Decrease (increase) in:
             Trade accounts receivable                                                        346              (775)
             Inventories                                                                       22               (24)
             Prepaid expenses and other current assets                                       (584)              319
          Increase (decrease) in
             Accounts payable                                                              (1,665)             (278)
             Accrued expenses                                                                (317)           (1,039)
             Other current liabilities                                                         (4)               29
             Customer deposits                                                                331               338
                                                                                          -------          --------

          Net cash provided by operating activities                                         3,496             5,921
                                                                                         --------          --------

Cash flows from investing activities:
    Purchase of property and equipment                                                     (6,582)           (6,163)
    Increase in deferred lease acquisition costs                                             (535)             (447)
    Increase in other assets                                                                  (34)             (315)
                                                                                         --------          --------
        Net cash used in investing activities                                              (7,151)           (6,925)
                                                                                         --------          --------

Cash flows from financing activities:
    Repayment of long-term debt                                                           (12,520)          (50,370)
    Proceeds from issuance of long-term debt                                                   --            51,500
    Proceeds from issuance of common stock                                                 16,222
    Issuance costs - common stock                                                          (1,167)               --
    Proceeds from issuance of redeemable preferred stock                                       --             2,500
    Exercise of stock options                                                                   6               554
    Increase in deferred charges                                                             (253)           (2,115)
                                                                                         --------          --------
        Net cash provided by financing activities                                           2,288             2,069
                                                                                         --------          --------

    Increase (decrease) in cash and cash equivalents                                       (1,367)            1,065
    Cash and cash equivalents at the beginning of period                                    1,562               626
                                                                                         --------          --------

    Cash and cash equivalents at the end of period                                       $    195          $  1,691
                                                                                         ========          ========

Supplemental disclosure of cash flow information: Cash paid during the period for:

        Interest                                                                         $  3,946          $  4,312
                                                                                         ========          ========
        Income taxes                                                                     $     --          $     --
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

            Net loss as  presented  herein,  for the three and six months  ended
December  31,  2001  differs  from the net loss as  previously  reported  in the
Company's Form 10-Qs for such periods due to fiscal year-end adjustments.  These adjustments  related to the  amortization  of  customer  lists and loss on asset disposals (see Note 7).

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
Gains and losses from extinguishment of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 ("APB 30"); otherwise such losses will be classified  within  income from  continuing  operations.  In accordance with APB 30 and SFAS 145, the Company has  reclassified  the $796,000 extraordinary loss on the early  extinguishment of debt for the six months ended
December 31, 2001 to a component of continuing operations.

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

            In the first quarter of fiscal 2003, the Company  adopted SOP 01-06,
"ACCOUNTING BY CERTAIN ENTITIES (INCLUDING ENTITIES WITH TRADE RECEIVABLES) THAT
LEND TO OR FINANCE THE ACTIVITIES OF OTHERS" ("SOP 01-06").  SOP 01-06 addresses disclosures on accounting  policies relating to trade accounts receivable and is effective  prospectively  for  financial  statements  issued  for  fiscal  years beginning  after  December 15, 2001.  The adoption of SOP 01-06 had no impact on the Company's results of operations or financial position.

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

                                                               Three Months Ended               Six Months Ended
                                                                  December 31,                    December 31,
                                                                  ------------                    ------------
                                                              2002            2001            2002            2001
                                                            --------        --------        --------        --------

Net (loss)                                                  $ (2,314)       $   (789)       $ (4,424)       $ (2,702)
Redeemable preferred stock dividends                            (177)           (145)           (348)           (255)
                                                            --------        --------        --------        --------
Net (loss) available to common shareholders                 $ (2,491)       $   (934)       $ (4,772)       $ (2,957)
                                                            ========        ========        ========        ========

Weighted average outstanding shares of common stock           10,633           8,691          10,163           8,672
(Loss) per share - basic and diluted                        $  (0.23)       $  (0.11)       $  (0.47)       $  (0.34)

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

            Prior to June 30, 2002, the Amended  Credit  Facility was amended to adjust  certain  financial  covenants  for the quarter  ended March 31, 2002 and prospectively, and non-compliance with the minimum EBITDA covenant for the three months ended March 31, 2002 was waived. As of June 30, 2002, the Company was not in compliance  with certain of its financial  covenants.  On September 27, 2002, the Amended Credit  Facility was amended to adjust certain  financial  covenants for the quarter ended June 30, 2002, and prospectively,  non-compliance with its financial covenants for the three months ended June 30, 2002 was waived, and the maturity of the Amended Credit Facility was extended to November 17, 2003. As of
September  30, 2002,  the Company was in  compliance  with all of the  financial covenants  under the Amended Credit  Facility.  On February 7, 2003, the Amended
Credit Facility was amended to adjust certain financial covenants prospectively, non-compliance  with the minimum  EBITDA  covenant  for the three  months  ended
December 31, 2002 was waived,  the maturity of the Amended  Credit  Facility was extended to April 29, 2004, and the Amended Credit Facility was reduced to $45.0 million.

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

            As of December 31, 2002,  a total of $35.8  million was  outstanding pursuant  to the  Amended  Credit  Facility  with  interest at 3.25% above LIBOR
(4.63% to 5.05%)

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

            The  Company  uses  derivative  instruments  to manage  exposure  to interest rate risks.  The Company's  objectives for holding  derivatives  are to minimize the risks using the most  effective  methods to eliminate or reduce the impacts of this exposure. As of December 31, 2002, the Company was a party to an interest  rate swap  agreement  (the  "Swap")  with a  notional  amount of $12.5 million and a  termination  date of  September  28,  2003.  Under the Swap,  the
Company pays a fixed interest rate of 5.23% per annum and receives a LIBOR-based floating rate.

            The Swap,  which is designated as a cash flow hedge, is deemed to be a highly  effective  transaction,  and  accordingly,  the loss on the derivative instrument is reported as a component of other  comprehensive  loss. For the six months ended December 31, 2002 and 2001, the Company  recorded a gain of $66,000 and a loss of $101,000,  respectively,  representing the change in fair value of the Swap, as other  comprehensive  loss.  The net  derivative  gain/loss will be classified into earnings over the term of the underlying cash flow hedge.

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

            As of December 31, 2002,  the Company was in compliance  with all of the  financial  covenants  under the 1997 Notes and 1999  Notes.  On February 7,
2003, the interest  coverage  ratio  governing the 1997 Notes and 1999 Notes was amended for the quarter ending March 31, 2003 and prospectively.

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

            During the fiscal year ended June 30, 2002 and the six months  ended
December 31, 2002,  the carrying  amount (and  Liquidation  Preferences)  of the
Series A Preferred  Stock and Series B Preferred Stock  ("Preferred  Stock") was
increased by $348,000 and $255,000,  respectively,  for dividends  accrued.  The
Preferred  Stock shall be  mandatorily  redeemed  by the Company  within 30 days after a  Change  in  Control  (as  defined)  of the  Company  (the  date of such redemption being the "Mandatory Redemption Date") at an amount equal to the then effective Liquidation  Preference plus accrued and unpaid dividends thereon from the last dividend  payment date to the Mandatory  Redemption  Date,  plus if the
Mandatory  Redemption  Date is on or  prior  to the  fourth  anniversary  of the issuance of the Preferred  Stock,  the amount of any  dividends  that would have accrued and been payable on the Preferred  Stock from the  Mandatory  Redemption
Date through the fourth anniversary date.

            In addition,  outstanding  shares of Preferred  Stock vote on an "as converted  basis" with the holders of the common  stock as a single class on all matters that the holders of the common stock are entitled to vote upon.

NOTE 7.     PRIOR PERIOD ADJUSTMENTS

            Net loss as  presented  herein,  for the three and six months  ended
December  31,  2001,  differs  from  the net  loss  previously  reported  in the
Company's Form 10-Qs for such periods due to fiscal year-end adjustments.  These adjustments  related to the  amortization  of  customer  lists and loss on asset disposals.  Customer  list  amortization  was increased by $0.2 million and $0.4
million,  respectively,   based  on  the  determination  that  the  decision  to
reclassify  customer lists into goodwill at the time of the initial  adoption of
SFAS  142,  "GOODWILL  AND  OTHER  INTANGIBLE  ASSETS,"  was  inappropriate.  In addition, during the fiscal year ended June 30, 2001, the Company decided not to replace  its 50 and  100 lb.  tanks  as  they  were  removed  from  service.  In conjunction  with this  decision,  the loss on asset  disposals was increased by
$0.1 million and $0.4 million, respectively, as a result of 50 and 100 lb. tanks that were removed from  service  during the three and six months ended  December
31,  2001,  but which were not written off until June 2002.  The impact of these adjustments on the Company's net (loss) and (loss) per share are provided in the following table (in thousands, except per share amounts):

                                                                          Three Months         Six Months
                                                                          ------------         ----------
                                                                              Ended December 31, 2001
                                                                        ----------------------------------

Net (loss) originally reported                                              $  (478)            $(1,885)
    Adjustments:
           Amortization of customers lists                                     (202)               (412)
           Loss on asset disposals                                             (109)               (405)
                                                                            -------             -------

Net (loss) as adjusted                                                      $  (789)            $(2,702)
                                                                            =======             =======

Basic and diluted earnings
per common share:

           Net (loss) originally reported                                   $ (0.07)            $ (0.25)
           Adjustments                                                        (0.04)              (0.09)
                                                                            -------             -------

           Net (loss) as adjusted                                           $ (0.11)            $ (0.34)
                                                                            =======             =======

            The Company's  accumulated  deficit,  as  previously  reported as of
December 31, 2001,  was $43.9  million  compared to the  accumulated  deficit of
$44.7 million, as adjusted.

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
TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL
PERSONNEL.  THE FORWARD-LOOKING  STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM
10-Q AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING  STATEMENTS OR TO
UPDATE THE REASONS WHY ACTUAL  RESULTS COULD DIFFER FROM THOSE  PROJECTED IN THE
FORWARD-LOOKING STATEMENTS.

OVERVIEW

            We believe that we are the largest  supplier in the United States of bulk CO2 systems and bulk CO2 for  carbonating  fountain  beverages based on the number of bulk CO2 systems leased to our customers.  As of December 31, 2002, we operated a national  network of 103  service  locations  in 45 states  servicing approximately  72,000  bulk  and  high  pressure  customers.  Currently,  99% of fountain beverage users in the continental  United States are within our present service  area.  Historically,  due  to a  combination  of  internal  growth  and acquisitions,  we have  experienced  high levels of growth in terms of number of customers  and net sales,  averaging 20% to 50% per year from 1995 through 2000.
Today,  the majority of our growth is internal  resulting from the conversion of high pressure CO2 users to bulk CO2 systems.

            During  the  fiscal   years  ended  June  30,  2001  and  2002,   we
deliberately slowed new customer contract signings and the related  installation rate of bulk  CO2  systems.  This  decision  was made to  enable  us to focus on improving our operating  effectiveness in order to better position us for future growth.  We decentralized  service location  management from our headquarters in
Stuart,  Florida to the depot  locations  themselves and in connection with this decision hired new full-time depot and regional managers.  This slowed our gross margin  improvement plan in fiscal 2001 and 2002,  although it is anticipated to enhance it in the future.  We also devoted  significant  resources to developing and  implementing our new  AccuRoute(TM)  system to improve our productivity and better service our  customers.  The result of this decision was that our revenue growth slowed from prior years although  revenue still grew at 16.7% and 6.9% in fiscal 2001 and 2002,  respectively.  The ramp down in growth  enabled our sales force to  concentrate  on signing  higher margin new  customers  and  re-signing existing customers at increased rates. As a result of these initiatives, we feel that we will be ready to accelerate our growth in the last part of fiscal 2003.

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

            Generally,  our  experience  has been that as our service  locations mature their gross profit  margins  improve as a result of their volume  growing while fixed costs remain essentially unchanged.  New service locations typically operate at low or negative  gross  margins in the early  stages and detract from our highly  profitable  service  locations in more mature markets.  Fiscal 2001,
2002 and the first  part of fiscal  2003 were  periods of  transition  for us in which we achieved significant  progress in better positioning  ourselves for the next phase of growth. We continue to focus on improving operating effectiveness, increasing  prices  and  strengthening  management.  We  anticipate  that  these initiatives will contribute positively to all areas of our Company.

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

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have contributed to accumulated net losses of $57.4 million at December 31, 2002.

RESULTS OF OPERATIONS

            THE  FOLLOWING  TABLE SETS  FORTH,  FOR THE PERIODS  INDICATED,  THE
PERCENTAGE RELATIONSHIP WHICH VARIOUS ITEMS BEAR TO NET SALES:

                                                              Three Months Ended                  Six Months Ended
                                                                  December 31,                       December 31,
                                                             --------------------              ----------------------
                                                             2002            2001*             2002             2001*
                                                             ----            -----             ----             -----

Income Statement Data:

Net sales                                                   100.0%           100.0%           100.0%           100.0%
Cost of products sold, excluding
  depreciation and amortization                              48.1             48.3             48.5             48.5
Selling, general and administrative expenses                 28.3             20.2             26.4             20.0
Depreciation and amortization                                24.3             22.0             24.0             22.3
Loss on asset disposals                                       1.4              2.1              2.4              2.6
                                                             ----            -----             ----             -----
Operating (loss) income                                      (2.1)             7.4             (1.3)             6.6
Loss on early extinguishment of debt                         --               --               --                2.2
Interest expense                                             10.7             11.6             10.7             11.8
                                                             ----            -----             ----             -----

Net (loss)                                                  (12.8)%           (4.2)%          (12.0)%           (7.4)%
                                                             ====              ===             ====              ===

*RESTATED, SEE NOTES 1, 2 AND 7 TO THE FINANCIAL STATEMENTS.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

NET SALES

            Net sales decreased by $0.5 million,  or 2.7%, from $18.6 million in
2001 to $18.1 million in 2002. Sales increased by $0.3 million, or 1.4%, from an increased bulk CO2 customer base, offset by $0.5 million due to reduced fuel and other  surcharges and $0.3 million from customers  utilizing fewer high pressure cylinders.  The decrease in revenues derived from high pressure cylinders is due in part to a $0.1  million  decrease in revenues  from  customers  who rent high pressure cylinders only (stand-alone high pressure cylinder customers).

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

                                                                 Three Months December 31,
                                                                 -------------------------
                                                                   2002             2001
Service Plan
     Bulk budget plan(1)                                          79.5%             78.0%
     Equipment lease/product purchase plan(2)                      8.8               8.2
     Product purchase plan(3)                                     11.2              12.7
     Stand alone high pressure cylinder(4)                         0.5               1.1
                                                                 -----             -----

                                                                 100.0%            100.0%
                                                                 =====             =====

        (1) Combined fee for bulk CO2 tank and bulk CO2.
        (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
        (3) Bulk CO2 only.
        (4) High pressure CO2 cylinders, not used in conjunction with a bulk CO2 plan.

COST OF PRODUCTS SOLD

            Costs of products sold decreased by $0.3 million, or 3.2%, from $9.0 million  in 2001 to $8.7  million  in 2002,  and as a  percentage  of net sales, decreased from 48.3% in 2001 to 48.1% in 2002.  Product costs  decreased by $0.1 million,  while  representing 14.7% of sales in both 2002 and 2001. In addition, operational  wages and truck delivery costs declined by $0.5 million,  offset by
$0.3 million in increased depot and other operational  costs. The improvement in operational  wages and truck delivery costs is due in part to increased  routing efficiencies realized in 2002 and reduced headcount.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  increased  by $1.3 million,  or 36.0%,  from $3.8  million  in 2001 to $5.1  million  in 2002,  and increased as a percentage of net sales from 20.3% in 2001 to 28.3% in 2002.

            Selling  expenses  increased by $0.2  million,  from $0.7 million in
2001 to $0.9  million in 2002.  The  increase is  primarily  attributable  to an increase in selling wages and benefits of $0.2 million from $0.5 million in 2001 to $0.7 million in 2002.

            General and  administrative  expenses increased by $1.1 million from
$3.1 million in 2001 to $4.2 million in 2002. The increase is attributable to an increase in  administrative  wages and benefits of $0.5  million,  of which $0.4 million is due to  severance  costs  recognized  during the three  months  ended
December 31, 2002.  Other general and  administrative  expenses  increased  $0.7 million,  primarily  the  result  of a  $0.4  million  increase  in  consulting, professional fees, and contract labor expenses.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization increased from $4.1 million in 2001 to
$4.4  million  in  2002.  As  a  percentage  of  net  sales,   depreciation  and
amortization expense increased from 22.0% in 2001 to 24.3% in 2002. Depreciation expense  increased from $3.2 million in 2001 to $3.4 million in 2002 principally due to the  acceleration  of  depreciation  expense  resulting  from our plan to replace all 50 and 100 lb. tanks over the next three to four years. Amortization expense increased from $0.9 million in 2001 to $1.0 million in 2002.

LOSS ON ASSET DISPOSALS

            Loss on asset disposals  decreased from $0.4 million in 2001 to $0.3 million in 2002,  while  decreasing  as a  percentage  of net sales from 2.1% to
1.4%.

OPERATING INCOME (LOSS)

            For  the  reasons  previously  discussed,  operating  income  (loss)
decreased by $1.7  million from $1.4 million in 2001 to ($0.4)  million in 2002.
As a percentage of net sales,  operating  income  decreased from 7.4% in 2001 to
(2.1)% in 2002.

INTEREST EXPENSE

            Interest  expense  decreased by $0.3  million,  from $2.2 million in
2001 to $1.9 million in 2002,  and  decreased as a percentage  of net sales from
11.6% in 2001 to 10.7% in 2002,  due to lower average debt levels.  During 2002,
$14.5 million  generated from the private placement of 1.7 million shares of our common stock was used to reduce the  outstanding  balance of our long-term debt.
The effective  interest rate of all debt  outstanding  during 2002 was 10.2%, as compared to 9.6% in 2001.

NET (LOSS)

            For the reasons  described  above,  net (loss)  increased  from $0.8 million in 2001 to $2.3 million in 2002. No provision for income tax expense has been made due to historical net losses in 2001 and 2002.

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

            EBITDA decreased by approximately $1.5 million,  or 26.4%, from $5.5 million in 2001 to $4.0 million in 2002 and  decreased  as a  percentage  of net sales from 29.3% to 22.2%.

                                                             Three Months Ended December 31,
                                                            ----------------------------------
                                                              2002                      2001
                                                             -------                   -------

Net (loss)                                                  $(2,314)                   $  (789)
Interest expense                                              1,930                      2,155
Depreciation and amortization                                 4,397                      4,090
                                                            -------                    -------
EBITDA                                                      $ 4,013                    $ 5,456
                                                            =======                    =======

Cash flows provided by (used in):
  Operating activities                                      $   408                    $ 2,262
  Investing activities                                      $(3,297)                   $(3,278)
  Financing activities                                      $ 1,945                    $ 1,938

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2001

            Net sales increased by $0.1 million,  or 0.2%, from $36.7 million in
2001 to $36.8 million in 2002.  Sales  increased by $1.3 million,  or 3.5%, from pricing  initiatives and $0.3 million, or 0.7%, from an increased customer base, offset by $1.0 million due to reduced fuel and other surcharges and $0.5 million from customers utilizing fewer high pressure cylinders. The decrease in revenues derived from high pressure  cylinders is due in part to a $0.2 million  decrease in revenues from customers who rent high pressure  cylinders  only  (stand-alone high pressure cylinder customers).

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

                                                           Six Months Ended December 31,
                                                           -----------------------------
Service Plan                                               2002                  2001
                                                           ----                  ----
        Bulk budget plan(1)                                79.1%                 77.5%

        Equipment lease/product purchase plan(2)            8.8                   8.7

        Product purchase plan(3)                           11.5                  12.8

        Stand alone high pressure cylinder(4)               0.6                   1.0
                                                           ----                  ----

                                                          100.0%                100.0%
                                                          =====                 =====

        (1) Combined fee for bulk CO2 tank and bulk CO2.
        (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
        (3) Bulk CO2 only.
        (4) High pressure CO2 cylinders, not used in conjunction with a bulk CO2 plan.

COST OF PRODUCTS SOLD

            Costs of products sold remained constant at $17.8 million,  or 48.5%
of sales in both 2002 and 2001.  Product costs decreased by $0.1 million,  while representing  14.7%  and  15.2%  of sales in 2002  and  2001,  respectively.  In addition,  operational  wages and truck delivery costs declined by $0.4 million, offset by $0.5  million in  increased  depot and other  operational  costs.  The improvement  in  operational  wages and truck  delivery  costs is due in part to increased routing efficiencies realized in 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  increased  by $2.5 million,  or 33.3%,  from $7.3  million  in 2001 to $9.8  million  in 2002,  and increased as a percentage of net sales from 20.0% in 2001 to 26.4% in 2002.

            Selling  expenses  increased by $0.6  million,  from $1.3 million in
2001 to $1.9  million in 2002.  The  increase is  primarily  attributable  to an increase in selling wages and benefits of $0.4 million from $1.0 million in 2001 to $1.4 million in 2002 and a $0.1 million increase in marketing and promotional expenses.

            General and  administrative  expenses increased by $1.8 million from
$6.0 million in 2001 to $7.8 million in 2002. The increase is attributable to an increase in  administrative  wages and benefits of $0.6  million,  of which $0.4 million is due to  severance  costs  recognized  during the three  months  ended
December 31, 2002.  Other general and  administrative  expenses  increased  $1.2 million,  primarily  the result of a $0.6  million  increase in  consulting  and professional fees, a $0.2 million increase in our reserves for customer accounts receivable, and a $0.1 million increase in contract labor expenses.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization increased from $8.2 million in 2001 to
$8.8  million  in  2002.  As  a  percentage  of  net  sales,   depreciation  and
amortization expense increased from 22.3% in 2001 to 24.0% in 2002. Depreciation expense  increased from $6.3 million in 2001 to $6.9 million in 2002 principally due to the  acceleration  of  depreciation  expense  resulting  from our plan to replace all 50 and 100 lb. tanks over the next three to four years. Amortization expense was $1.9 million in both 2001 and 2002.

LOSS ON ASSET DISPOSALS

            Loss on asset disposals  decreased from $1.0 million in 2001 to $0.9 million in 2002,  while  decreasing  as a  percentage  of net sales from 2.6% to
2.4%.

OPERATING INCOME (LOSS)

            For  the  reasons  previously  discussed,  operating  income  (loss)
decreased by $2.9  million from $2.4 million in 2001 to ($0.5)  million in 2002.
As a percentage of net sales,  operating  income  decreased from 6.6% in 2001 to
(1.4)% in 2002.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

            We accelerated the recognition of $0.8 million in deferred financing costs in 2001 associated with the refinancing of our long-term debt.

INTEREST EXPENSE

            Interest  expense  decreased by $0.4  million,  from $4.3 million in
2001 to $3.9 million in 2002,  and  decreased as a percentage  of net sales from
11.8% in 2001 to 10.7% in 2002,  due to lower average debt levels.  During 2002,
$14.5 million  generated from the private placement of 1.7 million shares of our common stock was used to reduce the  outstanding  balance of our long-term debt.
The  effective  interest rate of all debt  outstanding  during 2002 was 9.8%, as compared to 9.7% in 2001.

NET (LOSS)

            For the reasons  described  above,  net (loss)  increased  from $2.7 million in 2001 to $4.4 million in 2002. No provision for income tax expense has been made due to historical net losses in 2001 and 2002.

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

            EBITDA  decreased by $2.3 million,  or 21.7%,  from $10.6 million in
2001 to $8.3 million in 2002 and  decreased  as a  percentage  of net sales from
28.9% to 22.6%.

                                                       Six Months Ended December 31,
                                                   ------------------------------------
                                                     2002                        2001
                                                   --------                    --------

Net (loss)                                         $ (4,424)                   $ (2,702)
Interest expense                                      3,922                       4,326
Depreciation and amortization                         8,816                       8,198
Early Extinguishment of Debt                             --                         796
                                                   --------                    --------
EBITDA                                             $  8,314                    $ 10,618
                                                   ========                    ========

Cash flows provided by (used in):
  Operating activities                             $  3,496                    $  5,921
  Investing activities                             $ (7,151)                   $ (6,925)
  Financing activities                             $  2,288                    $  2,069

LIQUIDITY AND CAPITAL RESOURCES

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into
service  at  customers'   sites;   (2)  payments  of  interest  on   outstanding
indebtedness;  and (3) working capital. Whenever possible, we seek to obtain the use of vehicles,  land, buildings,  and other office and service equipment under operating leases as a means of conserving  capital.  As of December 31, 2002, we anticipated  making cash capital  expenditures of approximately $17 million over the next twelve  months,  primarily  for  purchases  of bulk CO2 systems for new customers,  the replacement  with larger bulk CO2 systems of 50 and 100 lb. bulk
CO2 systems in service at existing  customers,  as appropriate,  and replacement units for our truck fleet. In June 2002, we adopted a plan to replace all 50 and
100 lb.  bulk CO2  systems  in service  at  customers  over a three to four year period.  While this  decision may not  increase  revenues  generated  from these customers, it is expected to improve operating  efficiencies,  gross margins and profitability.  Once bulk CO2  systems  are placed into  service,  we  generally experience  positive  cash  flows on a  per-unit  basis,  as there  are  minimal additional capital expenditures required for ordinary operations. In addition to capital  expenditures  related to internal  growth,  we review  opportunities to acquire bulk CO2 service accounts, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

            On  September  24,  2001,  we entered  into a $60.0  million  second amended and restated revolving credit facility

with a  syndicate  of banks  ("Amended  Credit  Facility").  This  new  facility replaced our prior  facility,  which was due to expire in May 2002.  The Amended
Credit Facility  contains interest rates and an unused commitment fee based on a pricing  grid  calculated  quarterly  on total  debt to  annualized  EBITDA  (as defined).  We are  entitled  to select the Base Rate or LIBOR,  plus  applicable margin, for principal drawings under the Amended Credit Facility. The applicable
LIBOR margin pursuant to the pricing grid currently  ranges from 2.50% to 4.75%, the  applicable  unused  commitment fee pursuant to the pricing grid ranges from
0.375% to 0.50% and the applicable Base Rate margin pursuant to the pricing grid currently  ranges  from 1.50% to 3.75%.  Interest  only is payable  periodically until the expiration of the Amended Credit Facility. The Amended Credit Facility
is  collateralized  by  substantially  all of our assets.  Additionally,  we are precluded from declaring or paying any cash dividends,  except we may accrue and accumulate,  but not pay, cash dividends on the redeemable  preferred  stock. We are also required to meet certain affirmative and negative covenants,  including but not limited to financial covenants.

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

            Prior to June 30, 2002, the Amended  Credit  Facility was amended to adjust  certain  financial  covenants  for the quarter  ended March 31, 2002 and prospectively, and non-compliance with the minimum EBITDA covenant for the three months  ended  March 31, 2002 was waived.  As of June 30,  2002,  we were not in compliance with certain of the financial  covenants.  On September 27, 2002, the
Amended Credit  Facility was amended to adjust certain  financial  covenants for the  quarter  ended  June  30,  2002,  and  prospectively,  non-compliance  with financial covenants for the three months ended June 30, 2002 was waived, and the maturity of the Amended  Credit  Facility was extended to November 17, 2003.  On
August 22, 2002, we completed the private  placement of 1,663,846  shares of our
Common Stock to 24 accredited  investors at a price of $9.75 per share realizing net cash proceeds of approximately  $15.1 million after $1.1 million of issuance costs.  Pursuant to the  requirements  of the Amended Credit  Facility,  we used
$14.5  million of the  proceeds to pay down  outstanding  debt under the Amended
Credit Facility. As of September 30, 2002, we were in compliance with all of the financial covenants under the Amended Credit Facility.  On February 7, 2003, the
Amended  Credit  Facility  was  amended to adjust  certain  financial  covenants prospectively,  non-compliance  with the minimum  EBITDA  covenant for the three months ended  December 31, 2002 was waived,  the maturity of the Amended  Credit
Facility  was extended to April 29, 2004,  and the Amended  Credit  Facility was
reduced to $45.0 million.

            As of December 31, 2002,  a total of $35.8  million was  outstanding under the Amended  Credit  Facility  with  interest  3.25% above LIBOR (4.63% to
5.05%).

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
On September 27, 2002,  concurrently  with the  amendment to the Amended  Credit
Facility,  certain  financial  covenants  of the 1997  Notes and 1999 Notes were amended to adjust  certain  financial  covenants  for the quarter ended June 30,
2002, and prospectively. As of September 30, 2002 and December 31, 2002, we were in compliance with all of the financial  covenants under the 1997 Notes and 1999
Notes. On February 7, 2003, the interest coverage ratio governing the 1997 Notes
and  1999  Notes  was  amended  for  the  quarter   ended  March  31,  2003  and
prospectively.

            During the six months  December  31,  2002,  our  capital  resources included cash flows from operations,  proceeds from the private placement of our
Common Stock and available borrowing capacity under the Amended Credit Facility.
We believe that cash flows from  operations and available  borrowings  under the
Amended  Credit  Facility will be sufficient to fund proposed  operations for at least the next twelve months.

            The  table  below  sets  forth  our  contractual  obligations,   (in
thousands):

                                                     Less than
Contractual obligations               Total            1 Year         2-3 Years         4-5 Years      Thereafter
                                   -------------------------------------------------------------------------------
Senior debt                          $35,732          $    42          $35,458          $   195          $    37
Subordinated debt                     39,476               --           39,476               --               --
Non-competition agreements               160              160               --               --               --
Operating leases                       9,326            3,193            3,626            1,663              844
                                     -------          -------          -------          -------          -------
Total obligations                    $84,694          $ 3,395          $78,560          $ 1,858          $   881
                                     =======          =======          =======          =======          =======

            WORKING  CAPITAL.  At December  31, 2002 and June 30,  2002,  we had
working capital of $3.4 million and $2.3 million, respectively.

            CASH FLOWS FROM  OPERATING  ACTIVITIES.  Cash flows  generated  from operating  activities  decreased  from $5.9  million in 2001 to $3.5  million in
2002, primarily the result of a $2.0 million decrease in net income and non-cash adjustments  to  income  and a $0.4  million  decrease  in cash  generated  from operating assets.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2002 and 2001, net cash used in investing  activities  was $7.2 million and $6.9 million,  respectively.
These  investing  activities  were primarily  attributable  to the  acquisition, installation and direct placement costs of bulk CO2 systems.

            CASH FLOWS FROM  FINANCING  ACTIVITIES.  During 2002 and 2001,  cash flows  provided by  financing  activities  were $2.3  million and $2.1  million, respectively.  In 2002,  cash flows from  financing  activities  included  $15.1 million from the issuance of 1.7 million shares of Common Stock, offset by $12.5 million  from the net  repayment  of long-term  debt.  In 2001,  cash flows from financing  activities included $50.0 million from the refinancing of the Amended
Credit Facility that occurred in September 2001,  offset by the net repayment of long-term debt, and deferred financing costs.

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
CORRECTIONS"  ("SFAS 145"). Among other things, SFAS 145 rescinds the provisions of SFAS No. 4 that require  companies to classify  certain gains and losses from debt  extinguishments as extraordinary items. The provisions of SFAS 145 related to  classification  of debt  extinguishments  are  effective  for  fiscal  years beginning after May 15, 2002. Gains and losses from  extinguishment of debt will be  classified  as  extraordinary  items only if they meet the  criteria  in APB
Opinion  No.  30 ("APB  30");  otherwise  such  losses will be  classified  as a component of continuing operations. We adopted SFAS 145 during the quarter ended
September 30, 2002. In accordance with APB 30 and SFAS 145, we have reclassified the $796,000  extraordinary loss on the early extinguishment of debt for the six months ended December 31, 2001 to a component of continuing operations.

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

            In  the  first  quarter  of  fiscal  2003,  we  adopted  SOP  01-06,
"Accounting by Certain Entities (Including Entities with Trade Receivables) That
Lend to or Finance the Activities of Others" ("SOP 01-06").  SOP 01-06 addresses disclosures on accounting  policies relating to trade accounts receivable and is effective  prospectively  for  financial  statements  issued  for  fiscal  years beginning  after  December 15, 2001.  The adoption of SOP 01-06 had no impact on our results of operations or financial position.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of December 31, 2002, a total of $35.8 million was  outstanding  under the Amended Credit Facility with interest at 3.25% above LIBOR (4.63% to 5.05%).
Based upon $35.8  million  outstanding  under the  Amended  Credit  Facility  at
December 31, 2002, our annual  interest cost under the Amended  Credit  Facility would increase by $0.3 million for each 1% increase in LIBOR.

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

ITEM 4.   CONTROLS AND PROCEDURES

            As  previously  reported  in our  Form  10-Q for the  quarter  ended
September 30, 2002,  the Chief  Executive  Officer and Chief  Financial  Officer
concluded  that our  disclosure  controls  and  procedures  (as defined in Rules
13a-14 and 15d-14 under the Securities  Exchange Act of 1934),  while  generally effective,  were deficient in certain  areas.  During the quarter ended December
31, 2002,  we undertook  certain  corrective  actions.  While there have been no significant  changes  in  internal  controls  or in  other  factors  that  could significantly  affect these controls subsequent to the date of their most recent evaluation,  we continue to improve the effectiveness of our disclosure controls and procedures.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a)  Our Annual  Meeting of  Shareholders  was held on December  12,
                 2002 (the "Annual Meeting").

            (b)  Michael E. DeDomenico,  Craig L. Burr, Robert L. Frome,  Daniel
                 Raynor,  John L. Walsh, Jr., Richard D. Waters, Jr. and John E.
                 Wilson were elected as Directors to serve until the next annual meeting  of the  shareholders  or until  their  successors  are elected  and  qualified.  No other  Director's  term of  office continued after the Annual Meeting.

            (c)  Election of Directors:

                                              Number of       Number of
                                              Votes For     Votes Against
       ------------------------------------------------------------------------
       Michael E. DeDomenico                  9,265,214         74,415
       Craig L. Burr                          9,304,253         35,376
       Robert L. Frome                        9,304,343         35,286
       Daniel Raynor                          9,304,349         35,280
       John L. Walsh, Jr.                     9,302,939         36,690
       Richard D. Waters, Jr.                 9,244,353        124,276
       John E. Wilson                         9,302,939         36,690

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit No.      Exhibit

      10.1     -     Third  Amendment and Waiver to Second  Amended and Restated
                     Revolving  Credit Agreement dated as of February 7, 2003 by and among the Company,  SunTrust  Bank,  Heller  Financial,
                     Inc. and BNP Paribas.

      10.2     -     Amendment  No.  10 to  Senior  Subordinated  Note  Purchase
                     Agreement dated as of February 7, 2003.

      99.1     -     Certification  of Chief Executive  Officer,  dated February
                     14, 2003.

      99.2     -     Certification  of Chief Financial  Officer,  dated February
                     14, 2003.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended December 31,
    2002.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                     NuCo2 Inc.

Dated:  February 14, 2003                By:      /s/ Robert R. Galvin
                                                  ------------------------------
                                                  Robert R. Galvin
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

          Date:  February 14, 2003            /s/ Michael E. DeDomenico
                                              ----------------------------------
                                              Michael E. DeDomenico
                                              Chief Executive Officer

                         SECTION 302 10-Q CERTIFICATIONS

I, Robert R. Galvin, certify that:

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

          Date:   February 14, 2003             /s/ Robert R. Galvin
                                                --------------------------------
                                                Robert R. Galvin
                                                Chief Financial Officer

