Form 10-Q
period 2003-03-31
NUCO2 INC /FL
filed 2003-05-15
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/X/    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

                      Class                        Outstanding at March 31, 2003
                      -----                        -----------------------------
          Common Stock, $.001 par value                 10,633,405 shares

                                   NUCO2 INC.

                                      INDEX
                                      -----

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Balance Sheets as of March 31, 2003 and June 30, 2002           3

           Statements of Operations for the Three Months
                Ended March 31, 2003 and March 31, 2002                    4

           Statements of Operations for the Nine Months
                Ended March 31, 2003 and March 31, 2002                    5

           Statement of Shareholders' Equity for the Nine Months
                Ended March 31, 2003                                       6

           Statements of Cash Flows for the Nine Months
                Ended March 31, 2003 and March 31, 2002                    7

           Notes to Financial Statements                                   8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               14

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                           23

ITEM 4.    CONTROLS AND PROCEDURES                                        23

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                               24

SIGNATURES                                                                25

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                   NUCO2 INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                     ------

                                                                            March 31, 2003    June 30, 2002
                                                                            --------------    -------------
                                                                             (unaudited)

Current assets:
    Cash and cash equivalents                                                  $     517        $   1,562
    Trade accounts receivable, net of allowance for doubtful
        accounts of $2,360 and $3,085, respectively                                6,694            7,171
    Inventories                                                                      197              235
    Prepaid expenses and other current assets                                      2,476            1,966
                                                                               ---------        ---------
        Total current assets                                                       9,884           10,934
                                                                               ---------        ---------

Property and equipment, net                                                       93,233           95,084
                                                                               ---------        ---------

Other assets:
    Goodwill, net                                                                 19,222           19,222
    Non-competition agreements, net                                                1,055            1,282
    Customer lists, net                                                               24              281
    Deferred financing costs, net                                                  1,888            2,524
    Deferred lease acquisition costs, net                                          2,896            2,991
    Other assets                                                                     199              320
                                                                               ---------        ---------
                                                                                  25,284           26,620
                                                                               ---------        ---------
           Total assets                                                        $ 128,401        $ 132,638
                                                                               =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Current maturities of long-term debt                                       $      43        $      40
    Accounts payable                                                               3,188            3,512
    Accrued expenses                                                               3,006            2,304
    Accrued interest                                                               2,403            1,479
    Accrued payroll                                                                  723              897
    Other current liabilities                                                        312              371
                                                                               ---------        ---------
        Total current liabilities                                                  9,675            8,603

Long-term debt, less current maturities                                           32,421           48,254
Subordinated debt                                                                 39,526           39,366
Customer deposits                                                                  2,974            2,644
                                                                               ---------        ---------
        Total liabilities                                                         84,596           98,867
                                                                               ---------        ---------

Commitments and contingencies
Redeemable preferred stock                                                         9,076            8,552
                                                                               ---------        ---------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
        7,500 shares issued and outstanding                                         --               --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 10,633,405 shares at March 31, 2003
        and 8,969,059 shares at June 30, 2002                                         11                9
    Additional paid-in capital                                                    93,119           78,584
    Accumulated deficit                                                          (58,146)         (52,945)
    Accumulated other comprehensive loss                                            (255)            (429)
                                                                               ---------        ---------
        Total shareholders' equity                                                34,729           25,219
                                                                               ---------        ---------
           Total liabilities and shareholders' equity                          $ 128,401        $ 132,638
                                                                               =========        =========

See accompanying Notes to Financial Statements.

                                   NUCO2 INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                   2003          2002*
                                                                   ----          ----

Net sales                                                        $ 18,340      $ 17,743
                                                                 --------      --------

Costs and expenses:
    Cost of products sold, excluding depreciation
        and amortization                                            8,743         8,964
    Selling, general and administrative expenses                    3,832         3,914
    Depreciation and amortization                                   4,355         4,044
    Loss on asset disposals                                           364           599
                                                                 --------      --------
                                                                   17,294        17,521
                                                                 --------      --------

    Operating income                                                1,046           222

    Interest expense                                                1,823         2,035
                                                                 --------      --------

    Net (loss)                                                   $   (777)     $ (1,813)
                                                                 ========      ========

    Basic and diluted (loss) per share                           $  (0.09)     $  (0.23)
                                                                 ========      ========

    Weighted average number of common and common
            equivalent shares outstanding, basic and diluted       10,633         8,734
                                                                 ========      ========

*Restated - See Notes 1, 2 and 8 to the Financial Statements.

See accompanying Notes to Financial Statements.

                                   NUCO2 INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               Nine Months Ended March 31,
                                                               ---------------------------
                                                                   2003          2002*
                                                                   ----          ----

Net sales                                                        $ 55,119      $ 54,439
                                                                 --------      --------

Costs and expenses:
    Cost of products sold, excluding depreciation
        and amortization                                           26,584        26,763
    Selling, general and administrative expenses                   13,591        11,237
    Depreciation and amortization                                  13,171        12,242
    Loss on asset disposals                                         1,229         1,560
                                                                 --------      --------
                                                                   54,575        51,802
                                                                 --------      --------

    Operating income                                                  544         2,637

    Loss on early extinguishment of debt -
        write-off of deferred financing costs                        --             796
    Interest expense                                                5,745         6,361
                                                                 --------      --------

    Net (loss)                                                   $ (5,201)     $ (4,520)
                                                                 ========      ========

    Basic and diluted (loss) per share                           $  (0.55)     $  (0.57)
                                                                 ========      ========

    Weighted average number of common and common
            equivalent shares outstanding, basic and diluted       10,320         8,692
                                                                 ========      ========

*Restated - See Notes 1, 2 and 8 to the Financial Statements.

See accompanying Notes to Financial Statements.

                                   NUCO2 INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                        Accumulated
                                             Common Stock                Additional                        Other         Total
                                         ----------------------           Paid-In       Accumulated    Comprehensive  Shareholders'
                                         Shares          Amount           Capital         Deficit          Loss          Equity
                                         ------          ------           -------         -------          ----          ------
Balance, June 30, 2002                  8,969,059      $         9      $    78,584     $   (52,945)    $    (429)     $    25,219
Comprehensive (loss):
  Net (loss)                                                                                 (5,201)                        (5,201)
  Other comprehensive income:
    Interest rate swap transaction                                                                            174              174
                                                                                                                        ----------
Total comprehensive (loss)                                                                                                  (5,027)
Redeemable preferred stock dividend                                            (526)                                          (526)
Issuance of common stock,
   net of issuance costs                1,663,846                2           15,055                                         15,057
Exercise of options                           500                                 6                                              6
                                      -----------      -----------      -----------     -----------      -----------    ----------
Balance, March 31, 2003                10,633,405      $        11      $    93,119     $   (58,146)     $   (255)      $   34,729
                                      ===========      ===========      ===========     ===========      ===========    ==========

See accompanying Notes to Financial Statements.

                                   NUCO2 INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Nine Months Ended March 31,
                                                                                ---------------------------
                                                                                    2003          2002*
                                                                                    ----          -----

Cash flows from operating activities:
    Net loss                                                                      $ (5,201)     $ (4,520)
    Adjustments to reconcile net loss to net cash provided
        by operating activities:
        Depreciation and amortization of property and equipment                     10,490         9,430
        Amortization of other assets                                                 2,681         2,812
        Amortization of original issue discount                                        160           143
        Loss on asset disposals                                                      1,229         1,560
        Loss on early extinguishment of debt                                          --             796
        Changes in operating assets and liabilities
           Decrease (increase) in:
              Trade accounts receivable                                                577           405
              Inventories                                                               39           (27)
              Prepaid expenses and other current assets                               (511)          147
           Increase (decrease) in
              Accounts payable                                                        (324)         (875)
               Accrued expenses                                                      1,583          (934)
               Other current liabilities                                               (56)           79
               Customer deposits                                                       430          (807)
                                                                                  --------      --------

        Net cash provided by operating activities                                   11,097         8,209
                                                                                  --------      --------

Cash flows from investing activities:
    Purchase of property and equipment                                              (9,781)       (8,311)
    Increase in deferred lease acquisition costs                                      (810)         (680)
    Increase in other assets                                                           (21)         (547)
                                                                                  --------      --------
        Net cash used in investing activities                                      (10,612)       (9,538)
                                                                                  --------      --------

Cash flows from financing activities:
    Repayment of long-term debt                                                    (15,831)      (51,377)
    Proceeds from issuance of long-term debt                                          --          51,500
    Proceeds from issuance of common stock                                          16,222
    Issuance costs - common stock                                                   (1,167)         --
    Proceeds from issuance of redeemable preferred stock                              --           2,500
    Exercise of stock options                                                            6           670
    Increase in deferred charges                                                      (760)       (2,116)
                                                                                  --------      --------
        Net cash (used in) provided by financing activities                         (1,530)        1,177
                                                                                  --------      --------

    Decrease in cash and cash equivalents                                           (1,045)         (152)
    Cash and cash equivalents at the beginning of period                             1,562           626
                                                                                  --------      --------

    Cash and cash equivalents at the end of period                                $    517      $    474
                                                                                  ========      ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest                                                                  $  4,489      $  4,974
                                                                                  ========      ========
        Income taxes                                                              $   --        $   --
                                                                                  ========      ========

*Restated - See Notes 1, 2 and 8 to the Financial Statements.
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

            Net loss as  presented  herein,  for the three and nine months ended
March 31, 2002 differs from the net loss as previously reported in the Company's
Form  10-Qs  for  such  periods  due  to  fiscal  year-end  adjustments.   These
adjustments  related to the  amortization  of  customer  lists and loss on asset disposals (see Note 8).

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

NOTE 2.     ACCOUNTING PRONOUNCEMENTS

            In December 2002, the Financial  Accounting Standards Board ("FASB")
issued  Statement of Financial  Accounting  Standards No. 148,  "ACCOUNTING  FOR
STOCK-BASED  COMPENSATION - TRANSITION AND  DISCLOSURE"  ("SFAS 148").  SFAS 148
amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED  COMPENSATION" ("SFAS 123"), to
provide  alternative  methods of transition  for a voluntary  change to the fair value based method of  accounting  for  stock-based  employee  compensation.  In addition,  SFAS 148 amends the  disclosure  requirements  of SFAS 123 to require prominent  disclosure in both annual and interim financial  statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported  results.  The  provisions of SFAS 148 are effective for financial  statements  for fiscal years ending after  December 15, 2002. The adoption of SFAS 148 did not impact the Company's financial position, results of operations or cash flows for the periods presented (see Note 7).

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
Gains and losses from extinguishment of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 ("APB 30"); otherwise such losses will be classified  within  income from  continuing  operations.  In accordance with APB 30 and SFAS 145, the Company has  reclassified  the $796,000 extraordinary loss on the early extinguishment of debt for the nine months ended
March 31, 2002 to a component of continuing operations.

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

                                                          Three Months Ended          Nine Months Ended
                                                               March 31,                  March 31,
                                                               ---------                  ---------
                                                          2003          2002          2003          2002
                                                        --------      --------      --------      --------

Net (loss)                                              $   (777)     $ (1,813)     $ (5,201)     $ (4,520)
Redeemable preferred stock dividends                        (178)         (165)         (526)         (420)
                                                        --------      --------      --------      --------
Net (loss) available to common shareholders             $   (955)     $ (1,978)     $ (5,727)     $ (4,940)
                                                        ========      ========      ========      ========

Weighted average outstanding shares of common stock       10,633         8,734        10,320         8,692
(Loss) per share - basic and diluted                    $  (0.09)     $  (0.23)     $  (0.55)     $  (0.57)

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

            Prior to June 30, 2002, the Amended  Credit  Facility was amended to adjust  certain  financial  covenants  for the  quarter  ended June 30, 2002 and prospectively, and non-compliance with the minimum EBITDA covenant for the three months ended March 31, 2002 was waived. As of June 30, 2002, the Company was not in compliance  with certain of its financial  covenants.  On September 27, 2002, the Amended Credit  Facility was amended to adjust certain  financial  covenants for the quarter ended September 30, 2002, and prospectively, non-compliance with its financial covenants for the three months ended June 30, 2002 was waived, and the maturity of the Amended  Credit  Facility was extended to November 17, 2003.
As of  September  30,  2002,  the  Company  was in  compliance  with  all of the financial covenants under the Amended Credit Facility.  On February 7, 2003, the
Amended Credit  Facility was amended to adjust certain  financial  covenants for the three months ended March 31, 2003 and prospectively, non-compliance with the minimum EBITDA covenant for the three months ended December 31, 2002 was waived, the maturity of the Amended Credit  Facility was extended to April 29, 2004, and the Amended Credit Facility was reduced to $45.0 million.  As of March 31, 2003, the Company was in  compliance  with all of the  financial  covenants  under the
Amended Credit Facility.

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

            As of March  31,  2003,  a total of $32.5  million  was  outstanding pursuant  to the  Amended  Credit  Facility  with  interest at 4.00% above LIBOR
(4.59% to 5.66%).

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

            The  Company  uses  derivative  instruments  to manage  exposure  to interest rate risks.  The Company's  objectives for holding  derivatives  are to minimize the risks using the most  effective  methods to eliminate or reduce the impacts of this  exposure.  As of March 31, 2003,  the Company was a party to an interest  rate swap  agreement  (the  "Swap")  with a  notional  amount of $12.5 million and a  termination  date of  September  28,  2003.  Under the Swap,  the
Company pays a fixed interest rate of 5.23% per annum and receives a LIBOR-based floating rate.

            The Swap,  which is designated as a cash flow hedge, is deemed to be a highly  effective  transaction,  and  accordingly,  the loss on the derivative instrument is reported as a component of other  comprehensive loss. For the nine months ended March 31, 2003 and 2002, the Company recorded gains of $174,000 and
$36,000,  respectively,  representing  the change in fair value of the Swap,  as other  comprehensive  income.  The net derivative  gain will be classified  into earnings over the term of the underlying cash flow hedge.

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

            As of March 31, 2003, the Company was in compliance  with all of the financial  covenants  under the 1997 Notes and 1999 Notes.  On February 7, 2003, the interest  coverage ratio governing the 1997 Notes and 1999 Notes was amended for the quarter ending March 31, 2003 and prospectively.

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

            During the fiscal year ended June 30, 2002 and the nine months ended
March 31, 2003, the carrying amount (and Liquidation  Preferences) of the Series
A Preferred Stock and Series B Preferred Stock ("Preferred Stock") was increased by $586,000 and $526,000,  respectively,  for dividends  accrued.  The Preferred
Stock shall be mandatorily redeemed by the Company within 30 days after a Change in Control (as  defined) of the Company (the date of such  redemption  being the
"Mandatory   Redemption  Date")  at  an  amount  equal  to  the  then  effective
Liquidation  Preference plus accrued and unpaid dividends  thereon from the last dividend  payment date to the Mandatory  Redemption  Date, plus if the Mandatory
Redemption Date is on or prior to the fourth  anniversary of the issuance of the
Preferred  Stock,  the amount of any dividends  that would have accrued and been payable on the Preferred  Stock from the Mandatory  Redemption  Date through the fourth anniversary date.

            In addition,  outstanding  shares of Preferred  Stock vote on an "as converted  basis" with the holders of the common  stock as a single class on all matters that the holders of the Common Stock are entitled to vote upon.

NOTE 7.     STOCK OPTION PLANS

            The board of directors  of the Company  adopted the 1995 Option Plan
(the "1995  Plan").  Under the 1995 Plan,  the  Company has  reserved  1,950,000 shares of Common Stock for employees of the Company. Under the terms of the 1995
Plan,  options granted may be either  incentive  stock options or  non-qualified stock options.  The exercise price of incentive  options shall be at least equal to 100% of the fair market  value of the  Company's  Common Stock at the date of the grant,  and the exercise  price of  non-qualified  stock  options  issued to employees  may not be less than 75% of the fair  market  value of the  Company's
Common  Stock at the date of the grant.  The maximum term for all options is ten years.  Options granted to date generally vest in equal installments from one to five years, though a limited number of grants were partially vested at the grant date.  As of June 30,  2002 and March 31,  2003  options for 503,072 and 510,436 shares were exercisable, respectively. The weighted-average fair value per share of options  granted  during the three  months ended March 31, 2003 and 2002 were
$1.67 and $4.91,  respectively;  while the weighted-average fair value per share of options  granted  during the nine  months  ended March 31, 2003 and 2002 were
$2.41  and  $3.52  respectively  As of  March  31,  2003,  the  weighted-average remaining life of the options was 8.05 years.

            The following table summarizes the transactions pursuant to the 1995
Plan.
                                                 Weighted
                                                 Average
                                                 Exercise
                                     Shares       Price      Exercise Price
                                  -----------------------------------------

Outstanding at June 30, 2002       1,162,450      $10.15     $ 5.50 - $13.04
Additions                            326,350        6.87       4.49 -   9.90
Exercises                               (500)      11.25      11.25 -  11.25
Cancellations                       (198,030)      11.39       5.50 -  13.04
                                   -----------------------------------------
Outstanding at March 31, 2003      1,290,270      $ 9.13     $ 4.49 - $13.04
                                   =========================================

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
As of June 30, 2002 and March 31, 2003 options for 34,000 and 44,000 shares were exercisable,  respectively. The weighted-average fair value per share of options granted during the three months ended March 31, 2003 and 2002 were $1.68 and $0, respectively; while the weighted-average fair value per share of options granted during  the nine  months  ended  March 31,  2003 and 2002 were  $1.82 and $3.52, respectively.  As of March 31, 2003, the weighted-average  remaining life of the options was 6.74 years.
                                            Weighted
                                            Average
                                            Exercise
                                  Shares     Price      Exercise Price
                                  --------------------------------------

Outstanding at June 30, 2002      60,000     $ 9.15    $ 6.06 -  $13.25
Additions                          6,000       8.69      8.69 -    8.69
                                  --------------------------------------
Outstanding at March 31, 2003     66,000     $ 9.11    $ 6.06 -  $13.25
                                  ======================================

            Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR
STOCK-BASED  COMPENSATION"  ("SFAS  123"),  defines a fair value based method of accounting for stock  options.  SFAS 123 allows an entity to continue to measure cost using the accounting  method  prescribed by APB Opinion No.  25,"ACCOUNTING
FOR STOCK ISSUED TO EMPLOYEES"  ("APB 25") and to make pro forma  disclosures of net  income  and  earnings  per  share  as if the fair  value  based  method  of accounting had been applied. The fair value of each option grant is estimated on the  date of  grant  using  the  Black-Scholes  option  pricing  model  with the weighted-average  assumptions,  expected volatility and risk-free interest rate, as listed in the table below. The following table  illustrates the effect on net income  and  earnings  per  share if the  Company  had  applied  the fair  value recognition  provisions of SFAS 123 to  stock-based  compensation.  However,  no stock based compensation was recognized in the financial  statements pursuant to
APB 25.

                                                 Three Months Ended March 31,        Nine Months Ended March 31,
                                                 ----------------------------        ---------------------------
                                                   2003              2002              2003              2002
                                                 -------           -------           -------           ---------
Net income, as reported                          $  (777)          $(1,813)          $(5,201)          $  (4,520)
Less:
   Stock-based compensation
       - fair value measurement                      (56)             (221)             (507)               (663)
                                                 -------           -------           -------           ---------
                                                 $  (833)          $(2,034)          $(5,708)          $  (5,183)
                                                 =======           =======           =======           =========

Basic and diluted loss per share - reported      $ (0.09)          $ (0.23)          $ (0.55)          $   (0.57)
                                                 =======           =======           =======           =========
Basic and diluted loss per share - pro forma     $ (0.10)          $ (0.25)          $ (0.60)          $   (0.64)
                                                 =======           =======           =======           =========

                                        Three Months Ended March 31,        Nine Months Ended March 31,
Weighted Average Assumptions for        ----------------------------        ---------------------------
Grants During:                           2003                 2002            2003                2002
                                         -----                -----           -----               ----

Expected volatility                       40%                  40%              40%                40%
Risk free interest rate               2.6% - 2.8%          4.2% - 4.8%       2.6% - 3.2%       3.7% - 4.8%
Expected dividend yield                    0%                   0%               0%                 0%
Expected lives                         3-4 years            1-5 years        3 - 4 years        1-5 years

            All grants under the 1995 Plan have an expected  volatility  between
39-40%,  risk free interest rate of 2.55% to 6.60%,  expected  dividend yield of
0%, and expected lives of one to five years.

NOTE 8.     PRIOR PERIOD ADJUSTMENTS

            Net loss as  presented  herein,  for the three and nine months ended
March 31, 2002,  differs from the net loss previously  reported in the Company's
Form  10-Qs  for  such  periods  due  to  fiscal  year-end  adjustments.   These
adjustments  related to the  amortization  of  customer  lists and loss on asset disposals.  Customer  list  amortization  was increased by $0.2 million and $0.6 million,  respectively,  based on the incorrect decision to reclassify  customer lists into goodwill at the time of the initial  adoption of SFAS 142,  "GOODWILL
AND OTHER INTANGIBLE ASSET."  Depreciation expense was increased by $0.3 million
during  the  three   months  ended  March  31,  2002  to  correct  for  a  prior understatement.

            In addition, during the fiscal year ended June 30, 2001, the Company decided  not to  replace  its 50 and 100 lb.  tanks as they  were  removed  from service.  In  conjunction  with this decision,  the loss on asset  disposals was increased by $0.3 million and $0.7 million,  respectively, as a result of 50 and
100 lb. tanks that were  removed  from service  during the three and nine months ended March 31, 2002, but which were not written off until June 2002. The impact of these  adjustments  on the  Company's  net  (loss)  and  (loss) per share are provided in the following table (in thousands, except per share amounts):

                                                   Three Months   Nine Months
                                                   ------------   -----------
                                                       Ended March 31, 2002
                                                   --------------------------
Net (loss) originally reported                      $(1,004)        $(2,889)
    Adjustments:
           Amortization of customers lists             (194)           (606)
           Depreciation of property and equipment      (320)           (320)
           Loss on asset disposals                     (295)           (705)
                                                    -------         -------

Net (loss) as adjusted                              $(1,813)        $(4,520)
                                                    =======         =======

Basic and diluted earnings per common share:

           Net (loss) originally reported           $ (0.13)        $ (0.38)
           Adjustments                                (0.10)          (0.19)
                                                    -------         -------

           Net (loss) as adjusted                   $ (0.23)        $ (0.57)
                                                    =======         =======

            The Company's accumulated deficit, as previously reported as of
March 31, 2002, was $44.9 million compared to the accumulated deficit of $46.5 million, as adjusted.

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
TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL
PERSONNEL.  THE FORWARD-LOOKING  STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM
10-Q AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING  STATEMENTS OR TO
UPDATE THE REASONS WHY ACTUAL  RESULTS COULD DIFFER FROM THOSE  PROJECTED IN THE
FORWARD-LOOKING STATEMENTS.

OVERVIEW

            We believe that we are the largest  supplier in the United States of bulk CO2 systems and bulk CO2 for  carbonating  fountain  beverages based on the number of bulk CO2 systems  leased to our  customers.  As of March 31, 2003,  we operated a national  network of 102  service  locations  in 45 states  servicing approximately  73,000  bulk  and  high  pressure  customers.  Currently,  99% of fountain beverage users in the continental  United States are within our present service  area.  Historically,  due  to a  combination  of  internal  growth  and acquisitions,  we have  experienced  high levels of growth in terms of number of customers  and net sales,  averaging 20% to 50% per year from 1995 through 2000.
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

            Generally,  our  experience  has been that as our service  locations mature their gross profit  margins  improve as a result of their volume  growing while fixed costs remain essentially unchanged.  New service locations typically operate at low or negative  gross  margins in the early  stages and detract from our highly  profitable  service  locations in more mature markets.  Fiscal 2001,
2002 and the first two quarters of fiscal 2003 were periods of transition for us in which we achieved  significant  progress in better positioning  ourselves for the  next  phase  of  growth.  We  continue  to  focus  on  improving  operating effectiveness,  increasing  prices and strengthening  management.  We anticipate that these initiatives will contribute positively to all areas of our Company.

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

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have contributed to accumulated net losses of $58.1 million at March 31, 2003.

RESULTS OF OPERATIONS

            THE  FOLLOWING  TABLE SETS  FORTH,  FOR THE PERIODS  INDICATED,  THE
PERCENTAGE RELATIONSHIP WHICH VARIOUS ITEMS BEAR TO NET SALES:

                                                 Three Months Ended    Nine Months Ended
                                                     March 31,            March 31,
                                                 ------------------    -----------------
                                                 2003       2002*      2003       2002*
                                                 ----       ----       ----       ----
Income Statement Data:

Net sales                                       100.0%     100.0%     100.0%     100.0%
Cost of products sold, excluding
  depreciation and amortization                  47.7       50.5       48.2       49.2
Selling, general and administrative expenses     20.9       22.0       24.7       20.6
Depreciation and amortization                    23.7       22.8       23.9       22.5
Loss on asset disposals                           2.0        3.4        2.2        2.8
                                                 ----       ----       ----       ----
Operating income                                  5.7        1.3        1.0        4.9
Loss on early extinguishment of debt                -          -          -        1.5
Interest expense                                  9.9       11.5       10.4       11.7
                                                 ------   --------    --------   -------

Net (loss)                                       (4.2)%    (10.2)%     (9.4)%     (8.3)%
                                                 ======    ========   ========   =======

*RESTATED, SEE NOTES 1, 2 AND 8 TO THE FINANCIAL STATEMENTS.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

NET SALES

            Net sales increased by $0.6 million,  or 3.4%, from $17.7 million in
2002 to $18.3 million in 2003.  Sales derived from our sales plans  increased by
$0.7 million,  or 4.0%,  due to an increase in the number of accounts,  and $0.2 million,  or 1.3%, due to pricing initiatives and changes in the amount CO2 sold to the average customer under our variable product purchase plans.  Improvements in pricing  are the direct  result of our  efforts to obtain  favorable  pricing terms from the average  customer,  partially  offset by the impact of a national restaurant  organization  receiving  favorable  pricing  terms in  exchange  for

placement  of  an  increased   number  of  their   restaurants  with  us.  These
improvements in sales derived from an increase in the number of active customers and pricing initiatives were partially offset by a decrease of $0.3 million from the rental of high pressure cylinders and the sale of gases other than CO2.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to net sales:

                                                Three Months March 31,
                                                ----------------------
Service Plan                                     2003            2002
                                                -----           -----
     Bulk budget plan(1)                         78.2%           80.3%

     Equipment lease/product purchase plan(2)    10.8             7.7

     Product purchase plan(3)                    10.8            11.1

     Stand alone high pressure cylinder(4)        0.2             0.9
                                                -----           -----
                                                100.0%          100.0%
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

COST OF PRODUCTS SOLD

            Costs of products sold decreased by $0.3 million, or 2.5%, from $9.0 million  in 2002 to $8.7  million  in 2003,  and as a  percentage  of net sales, decreased from 50.5% in 2002 to 47.7% in 2003.  Product costs  increased by $0.1 million,  representing  14.3% of net sales in both 2003 and 2002. Truck expenses increased  by $0.2  million,  primarily  due to a  greater  number  of trucks in service and higher fuel costs than a year ago.

            Operational  wages  decreased by $0.2 million,  from $3.5 million in
2002 to $3.3 million in 2003 due  primarily to a planned  reduction in headcount compared to the same quarter last year;  unabsorbed tank  installation  expenses decreased  by $0.5 million from $0.6 million in 2002 to $0.1 million in 2003 due to greater  operating  efficiencies.  Other  operational costs increased by $0.2 million  from $1.1  million  in 2002 to $1.3  million in 2003 due  primarily  to increased tank repair costs and equipment lease rental costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  decreased  by $0.1 million  from $3.9  million  in 2002 to $3.8  million  in 2003,  or 2.1%,  while decreasing  as a  percentage  of net sales  from 22.0% in 2002 to 20.9% in 2003.
Selling  expenses  increased  from $0.7  million in 2002 to $0.8 million in 2003 million.

            General and  administrative  expenses decreased by $0.2 million from
$3.2 million in 2002 to $3.0 million in 2003.  The decrease was primarily due to a planned  reduction  in  headcount,  effective  December  2002,  resulting in a savings of $0.4  million  compared  to last year,  and a  reduction  in bad debt expense  of  $0.1  million  due  to  improvements  in  our  internal  collection procedures.  These  savings  were  partially  offset by an  increase in property taxes, insurance and other expenses of $0.4 million.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization increased from $4.0 million in 2002 to
$4.4  million  in  2003.  As  a  percentage  of  net  sales,   depreciation  and
amortization expense increased from 22.8% in 2002 to 23.7% in 2003. Depreciation expense  increased from $3.1 million in 2002 to $3.6 million in 2003 principally due to the  acceleration  of  depreciation  expense  resulting  from our plan to replace all 50 and 100 lb. tanks over the next three to four years. Amortization expense  decreased from $0.9 million in 2002 to $0.8 million in 2003,  primarily due a decrease in  amortization  related to the  acquisition of customer  lists, many of which were fully amortized as of March 31, 2003,  partially offset by an increase in the amortization of financing charges.

LOSS ON ASSET DISPOSALS

            Loss on asset disposals  decreased from $0.6 million in 2002 to $0.4 million in 2003,  while  decreasing  as a  percentage  of net sales from 3.4% to
2.0%.  During 2002, we recognized  $0.3 million related to the disposition of 50 and 100 lb. tanks removed from service.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$0.8 million from $0.2 million in 2002 to $1.0 million in 2003.  As a percentage of net sales, operating income increased from 1.3% in 2002 to 5.7% in 2003.

INTEREST EXPENSE

            Interest  expense  decreased by $0.2  million,  from $2.0 million in
2002 to $1.8 million in 2003,  and  decreased as a percentage  of net sales from
11.5% in 2002 to 9.9% in 2003,  primarily due to a decrease in the average level of  outstanding  debt.  This reduction of debt is primarily due to $15.1 million generated  from the private  placement of 1.7 million shares of our Common Stock in August  2002,  $14.5  million  of which was used to  reduce  the  outstanding balance  of our  senior  facility.  The  effective  interest  rate  of all  debt outstanding during 2003 was 10.1%, as compared to 9.4% in 2002.

NET (LOSS)

            For the  reasons  described  above,  our net loss  improved  by $1.0 million  from $1.8 million in 2002 to $0.8  million in 2003.  No  provision  for income tax expense has been made due to historical net losses.

EBITDA

            Earnings  before  interest,  taxes,  depreciation  and  amortization
("EBITDA")  is one of the principal  financial  measures by which we measure our financial  performance.  EBITDA is a widely accepted financial indicator used by many  investors,  lenders and  analysts to analyze and compare  companies on the basis of  operating  performance,  and we believe  that EBITDA  provides  useful information  regarding  our ability to service  our debt and other  obligations.
However,  EBITDA does not represent cash flow from  operations,  nor has it been presented as a substitute to operating income or net income as indicators of our operating  performance.  EBITDA excludes significant costs of doing business and should not be  considered  in  isolation  or as a  substitute  for  measures  of performance prepared in accordance with accounting principles generally accepted in the United States of America.  In addition,  our calculation of EBITDA may be
different  from  the  calculation  used  by  our   competitors,   and  therefore
comparability  may be  affected.  In  addition,  our lenders  also use EBITDA to assess our compliance with debt covenants.  These financial  covenants are based on a  measure  that  is not  consistent  with  accounting  principles  generally accepted in the United States of America. Such measure is EBITDA (as defined) as modified by certain defined adjustments.

            EBITDA,  as set forth in the table below increased by  approximately
$1.1  million,  or 26.6%,  from $4.3 million in 2002 to $5.4 million in 2003 and increased as a percentage of net sales from 24.0% to 29.4%.

                                  Three Months Ended March 31,
                                  ----------------------------
                                       2003         2002
                                      -------      -------

Net (loss)                            $  (777)     $(1,813)
Interest expense                        1,823        2,035
Depreciation and amortization           4,355        4,044
                                      -------      -------
EBITDA                                $ 5,401      $ 4,266
                                      =======      =======

Cash flows provided by (used in):
  Operating activities                $ 7,601      $ 2,288
  Investing activities                $(3,461)     $(2,613)
  Financing activities                $(3,818)     $  (892)

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

            Net sales increased by $0.8 million,  or 1.2%, from $54.4 million in
2002 to $55.2 million in 2003.  Sales derived from our sales plans  increased by
$0.9 million,  or 1.6%,  due to an increase in the number of accounts,  and $0.5 million,  or 1.0%, due to pricing initiatives and changes in the amount CO2 sold to the average customer under our variable product purchase plans.  Improvements in pricing  are the direct  result of our  efforts to obtain  favorable  pricing terms  from  average  customer,  partially  offset by the  impact of a  national restaurant  organization  receiving  favorable  pricing  terms in  exchange  for
placement  of  an  increased   number  of  their   restaurants  with  us.  These
improvements  in sales  derived  from  the  increase  in the  number  of  active customers and pricing  initiatives  were partially  offset by a decrease of $0.7 million rental of high pressure cylinders and the sale of gases other than CO2.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to net sales:

                                             Nine Months Ended March 31,
                                             ---------------------------
Service Plan                                     2003            2002
                                              ----------      ----------
     Bulk budget plan(1)                         78.8%           78.7%

     Equipment lease/product purchase plan(2)     9.5             8.4

     Product purchase plan(3)                    11.3            12.0

     Stand alone high pressure cylinder(4)        0.4             0.9
                                              --------        --------
                                                100.0%          100.0%
                                              ========        ========

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

COST OF PRODUCTS SOLD

            Costs of products sold decreased by $0.2 million from $26.8 million in 2002 to $26.6 million in 2003, and decreased as a percentage of sales from
49.2% to 48.2%. Product costs decreased by $0.1 million, while representing
14.6% and 14.9% of net sales in 2003 and 2002, respectively.

            Unabsorbed tank installation expenses decreased by $0.6 million from
$1.2  million  in  2002  to  $0.6  million  in  2003  due to  greater  operating efficiencies,  while  truck and  operational  wage  expenses  decreased  by $0.2 million.  These improvements were partially offset by a $0.7 million increase in other  operational  costs  from $3.3  million  in 2002 to $4.0  million  in 2003 primarily due to increased tank repair costs and equipment lease rental costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  increased  by $2.4 million,  or 21.0%,  from $11.2  million in 2002 to $13.6  million in 2003,  and increased as a percentage of net sales from 20.6% in 2001 to 24.7% in 2003.

            Selling  expenses  increased by $0.7  million,  from $2.0 million in
2002 to $2.7  million in 2003.  Wages and  related  benefits  increased  by $0.5 million; however, as previously mentioned, we reduced the headcount of our sales organization  in February 2003,  which we believe will result in improvements to our  selling  wage and  related  expenses on a  going-forward  basis,  while not hindering our ability to generate account bookings.

            General and  administrative  expenses increased by $1.7 million from
$9.2 million in 2002 to $10.9 million in 2003. The increase is  attributable  to an increase in  administrative  wages and  benefits  of $0.4  million,  which is primarily  attributable  to severance  costs  recognized  in  connection  with a planned  headcount  reduction  during the three months ended  December 31, 2002.
Professional  and consulting fees also increased by $0.8 million,  primarily due to  non-recurring  fees incurred  during the first six months of fiscal 2003 for repairs of certain software,  improvements in our processes to track and collect
customer  receivables,  and  other  process  improvements.   Other  general  and
administrative  expenses  increased $0.5 million,  the result of increased depot related taxes, insurance costs and other general expenses.

DEPRECIATION AND AMORTIZATION

            Depreciation and  amortization  increased from $12.2 million in 2002 to $13.2  million  in 2003.  As a  percentage  of net  sales,  depreciation  and amortization expense increased from 22.5% in 2002 to 23.9% in 2003. Depreciation expense increased from $9.4 million in 2002 to $10.5 million in 2003 due in part to our plan to  replace  all 50 and 100 lb.  tanks  over the next  three to four years,  resulting in  accelerated  depreciation  expense of $0.8 million in 2003 related to the shortened lives of these assets.  Amortization  expense decreased from $2.8 million in 2002 to $2.7 million in 2003,  primarily  due a decrease in amortization  related to the acquisition of customer  lists,  many of which were fully  amortized  as of March 31, 2003,  partially  offset by an increase in the amortization of financing charges.

LOSS ON ASSET DISPOSALS

            Loss on asset disposals  decreased from $1.6 million in 2002 to $1.2 million in 2003,  while  decreasing  as a  percentage  of net sales from 2.8% to
2.2%.  During 2002, we recognized  $0.7 million related to the disposition of 50 and 100 lb. tanks removed from service, compared to $0.2 million in 2003.

OPERATING INCOME

            For the reasons previously discussed,  operating income decreased by
$2.1 million from $2.6 million in 2002 to $0.5 million in 2003.  As a percentage of net sales, operating income decreased from 4.9% in 2002 to 1.0% in 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

            We accelerated the recognition of $0.8 million in deferred financing costs in 2002 associated with the refinancing of our long-term debt.

INTEREST EXPENSE

            Interest  expense  decreased by $0.7  million,  from $6.4 million in
2002 to $5.7 million in 2003,  and  decreased as a percentage  of net sales from
11.7% in 2002 to 10.4% in 2003, primarily due to a decrease in the average level of  outstanding  debt.  This reduction of debt is primarily due to $15.1 million generated  from the private  placement of 1.7 million shares of our Common Stock in August  2002,  $14.5  million  of which was used to  reduce  the  outstanding balance  of our  senior  facility.  The  effective  interest  rate  of all  debt outstanding during 2003 was 9.9%, as compared to 9.6% in 2002.

NET (LOSS)

            For the reasons  described  above,  net (loss)  increased  from $4.5 million in 2002 to $5.2 million in 2003. No provision for income tax expense has been made due to historical net losses.

EBITDA

            Earnings  before  interest,  taxes,  depreciation  and  amortization
("EBITDA")  is one of the principal  financial  measures by which we measure our financial  performance.  EBITDA is a widely accepted financial indicator used by many  investors,  lenders and  analysts to analyze and compare  companies on the basis of operating  performance,  and the we believe that EBITDA provides useful information  regarding  our ability to service  our debt and other  obligations.
However,  EBITDA does not represent cash flow from  operations,  nor has it been presented as a substitute to operating income or net income as indicators of our operating  performance.  EBITDA excludes significant costs of doing business and should not be  considered  in  isolation  or as a  substitute  for  measures  of performance prepared in accordance with accounting principles generally accepted in the United States of America.  In addition,  our calculation of EBITDA may be
different  from  the  calculation  used  by  our   competitors,   and  therefore
comparability  may be  affected.  In  addition,  our lenders  also use EBITDA to assess our compliance with debt covenants.  These financial  covenants are based on a  measure  that  is not  consistent  with  accounting  principles  generally accepted in the United States of America. Such measure is EBITDA (as defined) as modified by certain defined adjustments.

            EBITDA  decreased by $1.2  million,  or 7.8%,  from $14.9 million in
2002 to $13.7  million in 2003 and  decreased as a percentage  of net sales from
27.3% to 24.9%.

                                        Nine Months Ended March 31,
                                        ---------------------------
                                           2003             2002
                                         --------         --------

Net (loss)                               $ (5,201)        $ (4,520)
Interest expense                            5,745            6,361
Depreciation and amortization              13,171           12,242
Early Extinguishment of Debt                    -              796
                                         --------         --------
EBITDA                                   $ 13,715         $ 14,879
                                         ========         ========

Cash flows provided by (used in):
  Operating activities                   $ 11,097         $  8,209
  Investing activities                   $(10,612)        $ (9,538)
  Financing activities                   $ (1,530)        $  1,177

LIQUIDITY AND CAPITAL RESOURCES

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into
service  at  customers'   sites;   (2)  payments  of  interest  on   outstanding
indebtedness;  and (3) working capital. Whenever possible, we seek to obtain the use of vehicles,  land, buildings,  and other office and service equipment under operating  leases as a means of  conserving  capital.  As of March 31, 2003,  we anticipated  making cash capital  expenditures of approximately $16 million over the next twelve  months,  primarily  for  purchases  of bulk CO2 systems for new customers,  the replacement  with larger bulk CO2 systems of 50 and 100 lb. bulk
CO2 systems in service at existing  customers,  as appropriate,  and replacement units for our truck fleet. In June 2002, we adopted a plan to replace all 50 and
100 lb.  bulk CO2  systems  in service  at  customers  over a three to four year period.  While this  decision may not  increase  revenues  generated  from these customers, it is expected to improve operating  efficiencies,  gross margins and profitability.  Once bulk CO2  systems  are placed into  service,  we  generally experience  positive  cash  flows on a  per-unit  basis,  as there  are  minimal additional capital expenditures required for ordinary operations. In addition to capital  expenditures  related to internal  growth,  we review  opportunities to acquire bulk CO2 service accounts, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

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

            Prior to June 30, 2002, the Amended  Credit  Facility was amended to adjust  certain  financial  covenants  for the  quarter  ended June 30, 2002 and prospectively, and non-compliance with the minimum EBITDA covenant for the three months  ended  March 31, 2002 was waived.  As of June 30,  2002,  we were not in compliance with certain of our financial  covenants.  On September 27, 2002, the
Amended Credit  Facility was amended to adjust certain  financial  covenants for the quarter ended  September 30, 2002, and  prospectively,  non-compliance  with financial covenants for the three months ended June 30, 2002 was waived, and the maturity of the Amended  Credit  Facility was extended to November 17, 2003.  On
August 22, 2002, we completed the private  placement of 1,663,846  shares of our
Common Stock to 24 accredited  investors at a price of $9.75 per share realizing net cash proceeds of approximately  $15.1 million after $1.1 million of issuance costs.  Pursuant to the  requirements  of the Amended Credit  Facility,  we used
$14.5  million of the  proceeds to pay down  outstanding  debt under the Amended
Credit Facility. As of September 30, 2002, we were in compliance with all of the financial covenants under the Amended Credit Facility.  On February 7, 2003, the
Amended  Credit  Facility  was  amended to adjust  certain  financial  covenants prospectively,  non-compliance  with the minimum  EBITDA  covenant for the three months ended  December 31, 2002 was waived,  the maturity of the Amended  Credit
Facility  was extended to April 29, 2004,  and the Amended  Credit  Facility was
reduced to $45.0 million.  As of March 31, 2002, we were in compliance  with all of the financial covenants under the Amended Credit Facility.

            As of March 31, 2003, a total of $32.5 million was outstanding under the Amended Credit Facility with interest 4.00% above LIBOR (4.59% to 5.66%).

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
On September 27, 2002,  concurrently  with the  amendment to the Amended  Credit
Facility,  certain  financial  covenants  of the 1997  Notes and 1999 Notes were amended to adjust  certain  financial  covenants  for the quarter ended June 30,
2002, and prospectively.  As of September 30, 2002, December 31, 2002, and March
31, 2003, we were in compliance  with all of the financial  covenants  under the
1997 Notes and 1999 Notes.  On February 7, 2003,  the  interest  coverage  ratio governing  the 1997 Notes and 1999 Notes was amended for the quarter ended March
31, 2003 and prospectively.

            During the nine months ended March 31, 2003,  our capital  resources included cash flows from operations,  proceeds from the private placement of our
Common Stock and available borrowing capacity under the Amended Credit Facility.
We believe that cash flows from  operations and available  borrowings  under the
Amended  Credit  Facility will be sufficient to fund proposed  operations for at least the next twelve months.

            The  table  below  sets  forth  our  contractual  obligations,   (in
thousands):

                                               Less than 1
Contractual obligations            Total           Year        2-3 Years      4-5 Years    Thereafter
                                  -------------------------------------------------------------------
Senior debt                       $32,464        $    43        $32,189        $   195        $    37
Subordinated debt                  39,526              -         39,526              -              -
Non-competition agreements            120            120              -              -              -
Operating leases                   12,383          3,860          4,959          2,611            953
                                  -------        -------        -------        -------        -------
Total obligations                 $84,493        $ 4,023        $76,674        $ 2,806        $   990
                                  =======        =======        =======        =======        =======

            WORKING CAPITAL. At March 31, 2003 and June 30, 2002, we had working capital of $0.2 million and $2.3 million, respectively.

            CASH FLOWS FROM  OPERATING  ACTIVITIES.  Cash flows  generated  from operating  activities  increased  from $8.2 million in 2002 to $11.1  million in
2003,  primarily the result of a $3.8 million  improvement  in cash derived from operating assets,  partially offset by a decrease in our net income and non-cash adjustments to income.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2003 and 2002, net cash used in investing  activities was $10.6 million and $9.5 million,  respectively.
These  investing  activities  were primarily  attributable  to the  acquisition, installation and direct placement costs of bulk CO2 systems.

            CASH FLOWS FROM FINANCING  ACTIVITIES.  During 2003, cash flows used in  financing  activities  was $1.5  million  compared to cash flow  provided by financing activities of $1.2 million in 2002. In 2003, cash flows from financing activities  included  $15.1  million from the issuance of 1.7 million  shares of
Common Stock,  offset by $15.8 million from the net repayment of long-term debt.
In 2002,  cash flows from financing  activities  included $50.0 million from the refinancing  of the Amended  Credit  Facility that  occurred in September  2001, offset by the net  repayment of  long-term  debt.  In addition,  cash flows from financing  activities  included  proceeds of $2.5  million  from the issuance of
Series B Preferred Stock and the exercise of stock options,  partially offset by an increase in deferred financing charges under the Amended Credit Facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

            In December 2002, the Financial  Accounting Standards Board ("FASB")
issued SFAS No. 148,  "ACCOUNTING FOR STOCK-BASED  COMPENSATION - TRANSITION AND
DISCLOSURE"  ("SFAS  148").  SFAS 148  amends  SFAS  No.  123,  "ACCOUNTING  FOR
STOCK-BASED  COMPENSATION"  ("SFAS  123"),  to  provide  alternative  methods of transition  for a voluntary  change to the fair value based method of accounting for  stock-based  employee  compensation.  In  addition,  SFAS  148  amends  the disclosure  requirements  of SFAS 123 to require  prominent  disclosure  in both annual and  interim  financial  statements  about the method of  accounting  for stock-based  employee  compensation  and the  effect of the  method  used on the reported  results.  The  provisions  of SFAS  148 are  effective  for  financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS
148 did not impact our financial  position,  results of operations or cash flows for the periods presented.

            In April 2002,  the FASB issued  SFAS No. 145,  "RESCISSION  OF FASB
STATEMENTS NO. 4, 44, AND 64,  AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL
CORRECTIONS"  ("SFAS 145"). Among other things, SFAS 145 rescinds the provisions of SFAS No. 4 that require  companies to classify  certain gains and losses from debt  extinguishments as extraordinary items. The provisions of SFAS 145 related to  classification  of debt  extinguishments  are  effective  for  fiscal  years beginning after May 15, 2002. Gains and losses from  extinguishment of debt will be  classified  as  extraordinary  items only if they meet the  criteria  in APB
Opinion  No. 30 ("APB  30");  otherwise  such  losses  will be  classified  as a component of continuing operations. We adopted SFAS 145 during the quarter ended
September 30, 2002. In accordance with APB 30 and SFAS 145, we have reclassified the $796,000 extraordinary loss on the early extinguishment of debt for the nine months ended March 31, 2002 to a component of continuing operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of March 31, 2003, a total of $32.5 million was outstanding  under the
Amended  Credit  Facility  with  interest at 4.00% above LIBOR (4.59% to 5.66%).
Based upon $32.5 million  outstanding under the Amended Credit Facility at March
31, 2003,  our annual  interest  cost under the Amended  Credit  Facility  would increase by $0.3 million for each 1% increase in LIBOR.

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

ITEM 4.    CONTROLS AND PROCEDURES

            As  previously  reported  in our  Form  10-Q for the  quarter  ended
September 30, 2002,  the Chief  Executive  Officer and Chief  Financial  Officer
concluded  that our  disclosure  controls  and  procedures  (as defined in Rules
13a-14 and 15d-14 under the Securities  Exchange Act of 1934),  while  generally effective,  were deficient in certain areas.  During the quarters ended December
31, 2002 and March 31, 2003,  we undertook  certain  corrective  actions.  While there have been no significant  changes in internal controls or in other factors that could  significantly  affect these controls subsequent to the date of their most  recent  evaluation,  we  continue  to  improve  the  effectiveness  of our disclosure controls and procedures.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit No.                                        Exhibit
       ----------                                         -------
          99.1               -    Certification of Chief Executive Officer dated May 15, 2003

          99.2               -    Certification of Chief Financial Officer dated May 15, 2003

(b)    Reports on Form 8-K.

       A report on From 8-K dated  March 27, 2003  reporting an Item 5 event was filed during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               NuCo2 Inc.

Dated:  May 15, 2003                           By:      /s/ Robert R. Galvin
                                                    ----------------------------
                                                       Robert R. Galvin
                                                       Chief Financial Officer

                                       25

                      -------------------------------------
                         SECTION 302 10-Q CERTIFICATIONS
                      -------------------------------------

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

         Date:     May 15, 2003                 /s/ Michael E. DeDomenico
                                                --------------------------------
                                                Michael E. DeDomenico
                                                Chief Executive Officer

                                       26

                      -------------------------------------
                         SECTION 302 10-Q CERTIFICATIONS
                      -------------------------------------

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

          Date:  May 15, 2003                       /s/ Robert R. Galvin
                                                    ----------------------------
                                                    Robert R. Galvin
                                                    Chief Financial Officer

                                       27