Form 10-K
period 2003-06-30
NUCO2 INC /FL
filed 2003-09-26
CIK 947577

                                  UNITED STATES
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
     ACT OF 1934
For the fiscal year ended June 30, 2003

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number:  0-27378

                                   NUCO2 INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Florida                                                65-0180800
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

2800 S.E Market Place, Stuart, Florida                           34997
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code:  (772) 221-1754

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

                                                           (continued next page)

            Indicate by check mark  whether  the  Registrant  is an  accelerated
filer (as defined in Exchange Act Rule 12b-2). Yes |X| No [ ]

            The  aggregate  market  value at December  31, 2002 of shares of the
Registrant's  common  stock,  $.001 par value per share  (based upon the closing price of $8.05 per share of such  stock on the  Nasdaq  National  Market on such date), held by  non-affiliates of the Registrant was approximately  $77,593,000.
Solely for the  purposes  of this  calculation,  shares  held by  directors  and executive  officers of the Registrant have been excluded.  Such exclusion should not be  deemed a  determination  or an  admission  by the  Registrant  that such individuals are, in fact, affiliates of the Registrant.

            At September 19, 2003, there were outstanding  10,633,405  shares of the Registrant's common stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The information  required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the  Registrant's  definitive proxy statement to be filed not later than October 28, 2003 pursuant to Regulation 14A.

                                   NUCO2 INC.

                                      Index
                                      -----
                                                                            Page
                                                                            ----

PART I.
Item 1.        Business.                                                      1
Item 2.        Properties.                                                   12
Item 3.        Legal Proceedings.                                            12
Item 4.        Submission of Matters to a Vote of Security Holders.          12

PART II.
Item 5.        Market For Registrant's Common Equity and
               Related Stockholder Matters.                                  12
Item 6.        Selected Financial Data.                                      14
Item 7.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.                15
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.   27
Item 8         Financial Statements and Supplementary Data.                  27
Item 9.        Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure.                       27
Item 9A.       Controls and Procedures.                                      27

PART III.
Item 10.       Directors and Executive Officers of the Registrant.           28
Item 11.       Executive Compensation.                                       28
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters.               28
Item 13.       Certain Relationships and Related Transactions.               28
Item 14.       Principal Accountant Fees and Services.                       28

PART IV.
Item 15.       Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.                                      28

Signatures                                                                   31
Index to Financial Statements                                               F-1

            THIS ANNUAL REPORT ON FORM 10-K, INCLUDING "MANAGEMENT'S  DISCUSSION
AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  RESULTS OF  OPERATIONS,"  CONTAINS
FORWARD-LOOKING  STATEMENTS  REGARDING FUTURE EVENTS AND OUR FUTURE RESULTS THAT
ARE BASED ON CURRENT EXPECTATIONS,  ESTIMATES,  FORECASTS, AND PROJECTIONS ABOUT
THE  INDUSTRY  IN  WHICH WE  OPERATE  AND THE  BELIEFS  AND  ASSUMPTIONS  OF OUR
MANAGEMENT.   WORDS  SUCH  AS  "EXPECTS,"   "ANTICIPATES,"  "TARGETS,"  "GOALS,"
"PROJECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES,"  VARIATIONS OF
SUCH   WORDS,   AND  SIMILAR   EXPRESSIONS   ARE   INTENDED  TO  IDENTIFY   SUCH
FORWARD-LOOKING   STATEMENTS.   IN  ADDITION,   ANY  STATEMENTS  THAT  REFER  TO
PROJECTIONS OF OUR FUTURE  FINANCIAL  PERFORMANCE,  OUR  ANTICIPATED  GROWTH AND
TRENDS  IN OUR  BUSINESS,  AND  OTHER  CHARACTERIZATIONS  OF  FUTURE  EVENTS  OR
CIRCUMSTANCES,  ARE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED THAT THESE
FORWARD-LOOKING  STATEMENTS  ARE ONLY  PREDICTIONS  AND ARE  SUBJECT  TO  RISKS,
UNCERTAINTIES,  AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL
RESULTS  MAY  DIFFER  MATERIALLY  AND  ADVERSELY  FROM  THOSE  EXPRESSED  IN ANY
FORWARD-LOOKING STATEMENTS.  READERS ARE REFERRED TO THE RISKS AND UNCERTAINTIES
IDENTIFIED  BELOW,  UNDER  "RISK  FACTORS,"  AND  ELSEWHERE.   WE  UNDERTAKE  NO
OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

1.          BUSINESS.
            ---------

GENERAL

            NuCO2 Inc. is, we believe, the largest supplier in the United States of bulk CO2 systems and bulk CO2 for carbonating fountain beverages based on the number of bulk CO2 systems leased to customers. We believe that we are the first and only  company in our  industry  to  operate a  national  network of bulk CO2 service  locations with over 99% of fountain  beverage users in the  continental
United States within our current  service  area.  Our website is  www.nuco2.com.
Through  a link  on our  Investor  Relations  section  of our  website,  we make available the following filings as soon as reasonably practicable after they are electronically  filed with or  furnished  to the U.S.  Securities  and  Exchange
Commission  ("SEC"):  our Annual Report on Form 10-K,  Quarterly Reports on Form
10-Q,  Current  Reports on Form 8-K and any amendments to those reports filed or furnished  pursuant to Section 13(a) or 15(d) of the Securities  Exchange Act of
1934. All such filings are available free of charge.

            Bulk  CO2  involves  use  of  a  cryogenic  vessel  delivered  to  a customer's  site,  which  preserves CO2 in its liquid form and then converts the
liquid   product  to  gaseous  CO2,  the  necessary   ingredient   for  beverage
carbonation. This is a relatively new technology with clear advantages over high pressure CO2. Some of these advantages are:

            o   consistent and improved beverage quality,
            o   increased product yields,
            o   reduced employee handling and cylinder storage requirements,
            o   greater productivity,
            o   elimination  of downtime and product  waste during high pressure cylinder changeovers, and
            o   enhanced safety.

            Presently,  CO2 is supplied in most  instances to fountain  beverage users in the form of gas,  which is  transported  and  stored  in high  pressure
cylinders.   High  pressure  cylinders  have  been  the  predominant  method  of carbonating fountain beverages for almost 100 years. High pressure cylinders may be less expensive than bulk CO2 systems for low volume users of CO2.

            Among our  customers  are many of the major  national  and  regional restaurant and convenience  store chains (based on U.S.  systemwide  foodservice sales),  movie  theater  operators,  theme  parks,  resorts  and sports  venues, including:

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
Bumpers Drive-In                 Panera Bread Company          Bahama Breeze                      Outback Steakhouse
Burger King                      Papa Gino's                   Bertucci's                         Perkins Family Restaurants
Captain D's                      Pizza Hut                     Cheesecake Factory                 Pizzeria Uno
Carl's Jr.                       Quizno's Classic Subs         Chevy's                            Ponderosa Steak House
Checker's Drive-In               Rubios                        Chili's                            Red Lobster/Olive Garden
Chick-Fil-A                      Sbarro                        Cooker Bar & Grill             Rio Bravo Cantina
Chipotle Grill                   Schlotzsky's Deli             Don Pablo's                        Roadhouse Grill
Churchs Chicken                  Sonic Drive-In                Friendly's Restaurant              Ruby Tuesday
D'Angelo's Sandwich Shop         Steak'n Shake                 Hard Rock Cafe                     Ryan's Family Steak House
Dunkin' Donuts                   Taco Bell                     Landry's                           Shoney's
El Pollo Loco                    Wendy's                       Longhorn Steakhouse                Spaghetti Warehouse
Hardee's                         White Castle                  Macaroni Grill
KFC
Krystal

CONTRACT FEEDERS                 WHOLESALE CLUBS                          CONVENIENCE/PETROLEUM
ARAmark                          BJ's Wholesale                7-Eleven                           Golden Pantry
Compass Group                    Costco                        AM/PM                              Phillips 66
Host Marriott                    Sam's Club                    BP/Amoco                           Racetrac Petroleum
Sodexho                                                        Circle K                           Shell ETD
                                                               Coastal Mark                       Spectrum Stores
SPORTS VENUES                    THEME/AMUSEMENT               Conoco                             Sunshine Jr.
AMF Bowling Centers              Six Flags                     Exxon                              Tom Thumb
Brunswick Recreation Centers     Universal Studios Florida     E-Z Serve
Derby Lane                       Walt Disney World             Farm Stores
Georgia Dome                     Wet n Wild
Madison Square Garden            White Waters                                     MOVIE THEATRES
Pro Player Stadium                                             Litchfield Cinemas                 Regal Cinemas
Raymond James Stadium                                          Loew's Cineplex                    Wallace Theatres
Staples Center

            We are a  Florida  corporation,  incorporated  in  1990.  Through  a combination of internal growth and over 30 asset acquisitions,  we have expanded our service  area from one service  location  and 19 customers in Florida to 101 service locations and approximately  75,000 bulk and high pressure CO2 customers in 45 states as of June 30, 2003.  Since our initial public offering in December
1995,  this growth has been  achieved,  in large part,  with the proceeds of our initial  public  offering  of common  stock as well as a  secondary  offering of common stock in June 1996,  borrowings under our senior credit  facilities,  the issuance  in 1997 and 1999 of our 12%  senior  subordinated  notes  due 2004 and
2005, respectively, the sale of our Series A 8% Cumulative Convertible Preferred
Stock in May 2000 and  Series B 8%  Cumulative  Convertible  Preferred  Stock in
November  2001,  and the private  placement  of our common stock in August 2002.
Today,  the majority of our growth is driven by the  conversion of high pressure
CO2 users to bulk CO2  systems.  Our ability to grow is dependent on the success of our marketing  efforts to acquire new customers and their  acceptance of bulk
CO2 systems as a replacement for high pressure cylinders.

                                Service Locations

                                     [MAP]

            Our bulk CO2 customer  base is highest in Florida,  Texas,  Georgia,
New York and  California.  Substantially  all of our revenues  have been derived from the rental of bulk CO2 systems  installed at customers'  sites, the sale of
CO2 and high pressure  cylinder  revenues.  Revenues have grown from $812,000 in fiscal 1991 to $74.4 million in fiscal 2003.

                                   Net Sales
                                 (in millions)
                                    [GRAPH]

OPPORTUNITY FOR GROWTH

            CO2 is universally used for carbonating fountain beverages. Bulk CO2 systems are  permanently  installed at the customer's site and are filled by the supplier from a specialized bulk CO2 truck, unlike high pressure cylinders which are typically changed out when empty and transported to the supplier's depot for refilling.  Advantages to users of bulk CO2 systems over high pressure cylinders include  consistent and improved  beverage  quality,  increased  product yields,
reduced   employee   handling  and  cylinder   storage   requirements,   greater
productivity,  elimination  of downtime and product  waste during high  pressure cylinder changeovers and enhanced safety. Consequently, we believe that bulk CO2 systems will  eventually  displace most high pressure  cylinders in the fountain beverage market.

            We  estimate  there are  currently  approximately  150,000  bulk CO2 beverage users in the United States. Of these,  approximately 74,000 are already our customers.  We also  currently  service  approximately  800 stand alone high pressure CO2 customers.  There are an estimated  600,000 fountain beverage users in the  continental  United States.  Therefore,  the bulk CO2 industry  presents substantial opportunity for growth. We plan on increasing the number of our bulk
CO2 customers  through sales and marketing  initiatives  aimed at bulk CO2 users who are serviced by our  competitors  as well as the conversion of current users of high pressure cylinders to bulk CO2. In addition, we may seek to increase our customer base through carefully  selected  acquisitions of customer accounts and bulk CO2 equipment.

                            TOTAL BEVERAGE CO2 USERS

                                    [CHART]

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

            We also supply high pressure gases in cylinder form,  including CO2, helium and nitrogen.  We estimate that we currently  service  approximately  800 stand-alone high pressure CO2 customers, most of whom are very low volume users.
Helium and nitrogen are supplied mostly to existing customers in connection with filling balloons and dispensing beer, respectively.

            We have an agreement with The Coca-Cola Company  ("Coca-Cola")  that establishes a framework to develop a strategic alliance between us for providing
Coca-Cola's  fountain  customers  in the United  States with quality CO2 and CO2 dispensing systems, technology and services that are superior to that which have thus far been  available.  While Coca-Cola will not be a customer of ours, it is anticipated  that by working  together,  both we and  Coca-Cola  will benefit by offering superior products and services to current and potential customers, many of whom are the same.

            The framework for the strategic  alliance was  established  in March
2000.  During the fiscal year ended June 30,  2003,  we continued to develop the strategic  alliance  and  Coca-Cola  assisted  us in  securing  several  key new customer  contracts.  We plan to jointly develop a differentiated  CO2 marketing program to be used exclusively for Coca-Cola's customers.

MARKETING AND CUSTOMERS

            At June 30,  2003,  we serviced  approximately  75,000 bulk and high pressure CO2 customers,  none of which  accounted for more than 3% of our fiscal
2003 net sales.  We market our bulk CO2 products and services to large customers such as restaurant and convenience store chains, movie theater operators,  theme parks,  resorts  and sports  venues.  Our  customers  include  most of the major national and regional  chains  throughout the United  States.  We approach large chains on a corporate  or regional  level for  approval to become the  exclusive supplier  of bulk CO2  products  and  services  on a national  basis or within a designated territory. We then direct our sales efforts to the managers or owners of the individual or franchised  operating units. Our  relationships  with chain customers in one geographic  market frequently help us to establish service with these same chains when we expand into new  markets.  After  accessing  the chain accounts in a new market,  we attempt to rapidly  build route density by leasing bulk CO2 systems to independent  restaurants,  convenience  stores and theaters.
Our  products  and  services  are sold by a sales  force of 34  commission  only independent sales  representatives  and 26 salaried sales personnel.  As of June
30,  2002 and 2003,  we had  backlogs  of 534 and  almost  4,400 new  locations, respectively,  awaiting activation.  During fiscal 2004, we expect to place into service  a  substantial  number of these  locations  and to  maintain  a similar backlog  throughout  the year.  New  activations  are dependent upon a number of factors,  including the  expiration of any existing  agreements the customer may have with its current CO2 supplier.

COMPETITION

            We believe that we are the largest and the sole national supplier of bulk CO2 systems and bulk CO2 for carbonating fountain beverages. In many of our markets, we are a leading or the dominant supplier of bulk CO2 services.

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
Industrial gas distributors  generally have been reluctant to attempt to convert their high pressure  cylinder  customers to bulk CO2 systems for several reasons including  the capital  outlays  required  to purchase  bulk CO2 systems and the idling of existing  high  pressure  cylinders and  associated  equipment.  Other competitors  in the  fountain  beverage  CO2 business  include  fountain  supply companies and  distributors  of restaurant  supplies and  groceries,  which vary greatly in size.  There are also a number of small  companies  that provide bulk
CO2 services that operate on a local or regional geographic scope. While many of these  suppliers  lack the  capital  necessary  to offer  bulk  CO2  systems  to customers on lease,  suppliers  vary widely in size and some of our  competitors may have significantly greater financial,  technical or marketing resources than we do.

OPERATIONS

            At June 30, 2003, we operated 101 service  locations (91  stationary depots and 10 mobile  depots)  located  throughout our 45 state service area and operated 168 specialized bulk CO2 trucks and 73 technical service vehicles. Each specialized  bulk CO2 truck  refills bulk CO2 systems at  customers'  sites on a regular cycle and CO2 delivery  quantities are measured by flow meters installed on the bulk CO2 trucks.  Each  stationary  depot is equipped with a storage tank
(up to 40 tons) which  receives bulk CO2 from large  capacity  tanker trucks and from which our specialized bulk CO2 trucks are filled with bulk CO2 for delivery to customers.  In most  instances,  the bulk CO2 system at a customer's  site is accessible from the outside of the  establishment  and delivery of bulk CO2 does not cause any interference with the operations of the customer. All dispatch and billing  functions are  conducted  from our  corporate  headquarters  in Stuart,
Florida, with route drivers, installers and service personnel operating from our service locations.

            Implementation of our Intelligent Distribution System, AccuRoute(R),
continued during the year. AccuRoute(R) includes these core components:

            Portable Account Link (PAL)

            This  is our  mobile  information  system  for  use in our  delivery operation.  The system  utilizes a hand held device to provide  field  personnel with up to date delivery route and customer account  information and also serves as an input source to record all delivery transaction information.  PAL has been operational since the spring of 2000.

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

            1. Tank size
            2. Delivery history
            3. Seasonal factors
            4. Safety margins

            Based on  delivered  quantities  over time,  the  scheduling  system determines a daily usage rate. Usage,  combined with tank size and last delivery date,  is used to  determine  how often a  customer's  tank must be filled.  The scheduling  system was first deployed during the fall of 2000 and is continually refined and enhanced.

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

            Mobile Fleet Communication

            We have implemented  two-way voice  communication and text messaging primarily using the Nextel(R) wireless  communication system. This system allows for real-time,  voice  communication or two-way text messaging with delivery and service  personnel,  regardless  of their  location,  virtually  anywhere in the country.  This  capability  has greatly  increased  our ability to maximize  the utilization  of our  resources  and to provide  the  highest  level of  customer service.

            Customer Extranet

            Customers  will be able to log on to a secure  Web  site  and  among other things,  maintain their  accounts,  review  account  balances and delivery history,  as well as scheduled  deliveries,  and place orders or request special service. The Customer Extranet is expected to be deployed during fiscal 2004.

BULK CO2 SUPPLY

            Bulk CO2 is currently a readily available  commodity product,  which is  processed  and sold by  various  sources.  In May 1997,  we  entered  into a ten-year  exclusive bulk CO2 requirements  contract with The BOC Group,  Inc., a multinational  industrial  gases company,  that provides a stable supply of high quality CO2 at competitive  prices. In addition,  the agreement provides that if sufficient  quantities of bulk CO2 become  unavailable  for any reason,  we will receive treatment as a preferred  customer.  For example,  in the event of a CO2 shortage,  many CO2 suppliers  reduce  deliveries of CO2 to all  customers.  Our agreement with BOC provides that we will continue to receive deliveries in full, along with BOC's other large customers, prior to deliveries to other customers.

BULK CO2 SYSTEMS

            We purchase new bulk CO2 systems from the two major manufacturers of such  systems  and we  believe  that we are the  largest  purchaser  of bulk CO2 systems  from these  manufacturers  combined.  We  currently  purchase  bulk CO2 systems in four sizes (300, 400, 450 or 600 lbs. of bulk CO2 capacity) depending on the needs of our customers.  Bulk CO2 systems are vacuum insulated containers with extremely high insulation  characteristics  allowing the storage of CO2, in its liquid form, at very low  temperatures.  Bulk CO2 systems  operate under low
pressure,  are  fully  automatic,   and  require  no  electricity.   Based  upon
manufacturers'  estimates,  the service life of a bulk CO2 system is expected to exceed 20 years.  We maintain an adequate  inventory of bulk CO2 systems to meet expected customer demand.

EMPLOYEES

            At June 30, 2003, we employed 503 full-time  employees,  172 of whom were involved in management,  sales or customer support,  251 of whom were route drivers and 80 of whom were in  technical  service  functions.  We consider  our relationship with our employees to be good.

TRADEMARKS

            We  market  our  services   using  the  NuCO2(R)  and   AccuRoute(R)
trademarks  which have been  registered by us with the U.S. Patent and Trademark
Office. The current  registrations for these trademarks expire in 2007 and 2013, respectively.

SEASONALITY

            At June 30,  2003,  approximately  20,000 of our bulk CO2  customers were billed under rental plus per pound charge contracts or by the pound for all bulk CO2 delivered. Customers who purchase bulk CO2 by the pound tend to consume less  CO2 in the  winter  months  and our  revenues  to such  customers  will be correspondingly lower in times of cold or inclement weather.

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

                                  RISK FACTORS

            Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are risks and  uncertainties  that could cause actual results to differ  materially from the results  contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION AND FACE  UNCERTAINTY IN OUR ABILITY
TO BECOME A PROFITABLE COMPANY.

            We have incurred substantial losses since our inception in 1990. Our net loss was $15.5  million for fiscal 2001,  $11.0  million for fiscal 2002 and
$4.9  million  for fiscal  2003.  We are  uncertain  whether  we will  install a sufficient number of our bulk CO2 systems or obtain sufficient market acceptance to allow us to  achieve  or  sustain  profitability.  Our  losses  to date  have resulted  primarily  from expenses we incurred in building a sales and marketing
organization,   adding  administrative   personnel  and  developing  a  national
infrastructure  to support the rapid growth in the number of our installed  base of bulk CO2 systems. The cost of this expansion and the significant depreciation expense of our installed  base of bulk CO2 systems have resulted in  significant operating losses to date and accumulated net losses of $57.9 million at June 30,
2003.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND OUR OBLIGATION TO SERVICE THAT INDEBTEDNESS
COULD DIVERT FUNDS FROM  OPERATIONS  AND LIMIT OUR ABILITY TO OBTAIN  ADDITIONAL
FUNDING TO EXPAND OUR BUSINESS.

            As of September 19, 2003, we had  outstanding  indebtedness of $73.0 million,  which  included  $43.0  million  under our credit  facility  and $30.0 million of our 16.3% senior subordinated notes due 2009.

            If we are unable to  generate  sufficient  cash flow to service  our indebtedness, we will have to:

            o    reduce or delay planned capital expenditures,
            o    sell assets,
            o    restructure or refinance our indebtedness, or
            o    seek additional equity capital.

            We are uncertain  whether any of these strategies can be effected on satisfactory  terms,  if at all,  particularly  in light of our high  levels  of indebtedness.  In addition,  the extent to which we continue to have substantial indebtedness could have significant consequences, including:

            o    our ability to obtain  additional  financing  in the future for working capital,  capital expenditures,  acquisitions and other
                 general  corporate   purposes  may  be  materially  limited  or
                 impaired,

            o    a substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our
                 indebtedness   and  therefore  not  available  to  finance  our
                 business, and

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

CO2 systems and the sale of CO2. We do not  anticipate  diversifying  into other product or service  lines in the future.  The retail  beverage  CO2  industry is mature,  with only limited growth in total demand for CO2 foreseen.  Our ability to grow is dependent  upon the success of our  marketing  efforts to acquire new customers and their  acceptance  of bulk CO2 systems as a  replacement  for high pressure CO2  cylinders.  While the food and beverage  industry to date has been receptive to bulk CO2 systems,  we cannot be certain that the operating  results of our installed  base of bulk CO2 systems will continue to be favorable or that past results will be indicative of future market  acceptance of our service.  In addition,  any recession  experienced  by the food and beverage  industry or any significant  shift in consumer  preferences  away from  carbonated  beverages to other  types of  beverages  would  result  in a loss of  revenues,  which  would adversely  affect our  financial  condition  and results of  operations  and our ability to service our indebtedness.

OUR  MARKET IS HIGHLY  COMPETITIVE  AND OUR  INABILITY  TO  RESPOND  TO  VARIOUS
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
            o    restaurant and grocery supply companies, and
            o    fountain supply companies.

            These  suppliers vary widely in size.  Some of our  competitors  may have significantly  greater financial,  technical or marketing resources than we
do. Our  competitors  might  succeed in  developing  technologies,  products  or services that are superior, less costly or more widely used than those that have or are being  developed by us or that would render our  technologies or products obsolete or noncompetitive.  In addition, competitors may have an advantage over us with  customers who prefer  dealing with one company that can supply bulk CO2 as well as fountain  syrup. We cannot be certain that we will be able to compete effectively with current or future competitors.

OUR  INABILITY  TO  MANAGE  GROWTH  MAY  OVEREXTEND  OUR  MANAGEMENT  AND  OTHER
RESOURCES,  CAUSING  INEFFICIENCIES,  WHICH MAY  ADVERSELY  AFFECT OUR OPERATING
RESULTS.

            We have  experienced  rapid  growth and intend to continue to expand our operations aggressively. Because of our limited product line, we must expand operations to become profitable. We may be unable to:

            o    manage effectively the expansion of our operations,
            o    implement and develop our systems, procedures or controls,
            o    adequately support our operations, or
            o    achieve and manage the  currently  projected  installations  of bulk CO2 systems.

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

            o    improve our operating systems,
            o    expand, train and manage our employee base, and
            o    develop additional service capacity.

WE ARE DEPENDENT ON  THIRD-PARTY  SUPPLIERS AND IF THESE  SUPPLIERS  CEASE DOING
BUSINESS WITH US, WE MAY HAVE DIFFICULTY  FINDING SUITABLE  REPLACEMENTS TO MEET
OUR NEEDS.

            We do not conduct  manufacturing  operations  and  depend,  and will continue to depend,  on outside  parties for the manufacture of bulk CO2 systems and components. We intend to significantly expand our installed base of bulk CO2 systems.  Our  expansion  may be limited by the  manufacturing  capacity  of our
third-party   manufacturers.   Manufacturers   may  not  be  able  to  meet  our
manufacturing  needs  in a  satisfactory  and  timely  manner.  If  there  is an unanticipated  increase in demand for bulk CO2 systems, we may be unable to meet such demand due to manufacturing constraints.  We purchase bulk CO2 systems from
Chart,  Inc. and Harsco  Corporation,  the two major  manufacturers  of bulk CO2 systems.  Should either  manufacturer cease  manufacturing bulk CO2 systems,  we would be required  to locate  additional  suppliers.  We may be unable to locate alternate  manufacturers  on a timely  basis.  A delay in the supply of bulk CO2 systems could cause potential  customers to delay their decision to purchase our services or to choose not to purchase our services.  This would result in delays in or loss of future revenues.

            In  addition,  we purchase CO2 for resale to our  customers.  In May
1997, we entered into a ten-year  exclusive bulk CO2 requirements  contract with
The BOC Group, Inc. In the event that BOC is unable to fulfill our requirements, we would have to locate  additional  suppliers.  A delay in locating  additional suppliers or our inability to locate  additional  suppliers would result in loss of revenues, which would adversely affect our financial condition and results of operations and our ability to service our indebtedness.

YOU MAY NOT BE ABLE TO SELL OUR  STOCK ON TERMS  FAVORABLE  TO YOU  BECAUSE  OUR
COMMON STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

            Our  common  stock  price  has  fluctuated  substantially  since our initial  public  offering in December 1995. The market price of our common stock could decline from current levels or continue to fluctuate.  The market price of our common stock may be significantly affected by the following factors:

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

            In  addition,   the  securities  markets  have  from  time  to  time
experienced  significant price and volume fluctuations that are unrelated to the operating  performance of particular  companies.  These market  fluctuations may also materially and adversely affect the market price of our common stock. Also, daily  trading  volume in our common  stock has from time to time been light and you may not be able to sell our common  stock on terms  favorable  to you in the volume and at the times you desire.

OUR OPERATING  RESULTS MAY FLUCTUATE DUE TO SEASONALITY  SINCE CONSUMERS TEND TO
DRINK FEWER QUANTITIES OF CARBONATED BEVERAGES DURING THE WINTER MONTHS.

            Approximately  12% of our  bulk  CO2  customers  lease  our bulk CO2 systems  and,  in  addition,  are  billed by the  pound for bulk CO2  delivered.
Approximately  15% of our bulk CO2  customers own their own bulk CO2 systems and are billed by the pound for all CO2  delivered.  We believe  that, on a relative basis,  customers  purchasing  bulk CO2 by the pound tend to consume less CO2 in the winter months. Our sales to such customers will be correspondingly  lower in times of cold or inclement weather.  We cannot be certain,  however,  that these seasonal trends will continue.  Consequently,  we are unable to predict revenues for any future quarter with any significant degree of accuracy.

FOR THE FORESEEABLE FUTURE,  YOUR ONLY RETURN ON INVESTMENT,  IF ANY, WILL OCCUR
ON THE SALE OF OUR STOCK BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS.

            We have  never  declared  or paid any cash  dividends  on our common stock.  We currently  intend to retain any future  earnings for funding  growth.
Therefore,  we do not expect to pay any dividends in the foreseeable  future. In addition,  the payment of cash dividends is restricted by financial covenants in our loan agreements.

OUR OPERATING  RESULTS ARE AFFECTED BY RISING  INTEREST  RATES SINCE MORE OF OUR
CASH FLOW WILL BE NEEDED TO SERVICE OUR INDEBTEDNESS.

            The  interest  rate on our credit  facility  fluctuates  with market interest rates  resulting in greater  interest costs in times of rising interest rates.  Consequently,  our  profitability  is  sensitive  to changes in interest rates.

OUR  INSURANCE  POLICIES MAY NOT COVER ALL  OPERATING  RISKS AND A CASUALTY LOSS
BEYOND OUR COVERAGE COULD NEGATIVELY IMPACT OUR BUSINESS.

            Our operations are subject to all of the operating hazards and risks normally  incidental to handling,  storing and transporting CO2. As a compressed gas, CO2 is classified as a hazardous  material.  We maintain insurance policies in such  amounts and with such  coverages  and  deductibles  that we believe are reasonable and prudent. We cannot assure you that our insurance will be adequate to protect us from all  liabilities  and expenses that may arise from claims for personal and property  damage arising in the ordinary course of business or that current  levels of insurance  will be  maintained  or  available  at  economical prices.  If a  significant  liability  claim is  brought  against us that is not covered  by  insurance,  we may have to pay the claim with our own funds and our financial  condition and ability to service our indebtedness  could be seriously harmed.

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

OUR OFFICERS AND  DIRECTORS ARE ABLE TO EXERT  SIGNIFICANT  CONTROL OVER MATTERS
REQUIRING  SHAREHOLDER  APPROVAL,  WHICH MAY  ADVERSELY  AFFECT  THE PRICE  THAT
INVESTORS ARE WILLING TO PAY FOR OUR COMMON STOCK.

            Executive  officers,  directors  and entities  affiliated  with them beneficially own, in the aggregate,  approximately 28% of our outstanding shares of common stock  (including  shares of common stock issuable upon  conversion of preferred  stock).  These  shareholders,  if acting  together,  would be able to significantly  influence  all matters  requiring  approval by our  shareholders, including  the election of directors and the approval of  significant  corporate transactions,  such as mergers or other business combination transactions.  This concentration of ownership may also have the effect of delaying or preventing an acquisition  or change in control of our  company,  which  could have a material adverse effect on our common stock price.

OUR PREFERRED STOCK AND PROVISIONS OF OUR CHARTER AND FLORIDA LAW MAY NEGATIVELY
AFFECT THE ABILITY OF A POTENTIAL  BUYER TO PURCHASE ALL OR SOME OF OUR STOCK AT
AN OTHERWISE ADVANTAGEOUS PRICE, WHICH MAY LIMIT THE PRICE INVESTORS ARE WILLING
TO PAY FOR OUR COMMON STOCK.

            Our  common  stock is  subordinate  to all  outstanding  classes  of preferred  stock in the  payment of  dividends  and other  distributions  on our stock, including distributions upon liquidation or dissolution of NuCO2. We have
outstanding  two  series  of  preferred   stock,  the  Series  A  8%  Cumulative
Convertible Preferred Stock and the Series B 8% Cumulative Convertible Preferred
Stock.  Our board of directors  has the  authority to issue up to an  additional
4,992,500  shares of preferred  stock.  If we designate or issue other series of preferred  stock, it will create  additional  securities that will have dividend and  liquidation  preferences  over the common shares.  If we issue  convertible preferred  stock, a subsequent  conversion may dilute the current  shareholders'
interest.  Without any further  vote or action on the part of the  shareholders, our board of directors  will have the authority to determine the price,  rights, preferences,  privileges and restrictions of the preferred  stock.  Although the issuance of preferred stock will provide us with  flexibility in connection with possible  acquisitions and other corporate  purposes,  the issuance of preferred stock may make it more  difficult for a third party to acquire a majority of our outstanding  voting stock.  We are subject to several  anti-takeover  provisions that apply to a public corporation organized under Florida law. These provisions generally require that an "affiliated transaction" (certain transactions between a  corporation  and a  holder  of  more  than  10%  of  its  outstanding  voting securities)  must be approved by a majority of  disinterested  directors  or the holders  of  two-thirds  of the  voting  shares  not  beneficially  owned  by an
"interested  shareholder."  Additionally,  "control  shares" (shares acquired in excess of certain  specified  thresholds)  acquired in specified  control  share acquisitions  have voting  rights  only to the extent  conferred  by  resolution approved by  shareholders,  excluding  holders of shares  defined as "interested shares."

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

FUTURE SALES OF SHARES MAY  ADVERSELY  AFFECT OUR STOCK PRICE SINCE ANY INCREASE
IN THE AMOUNT OF OUTSTANDING SHARES MAY HAVE A DILUTIVE EFFECT ON OUR STOCK.

            If our shareholders sell substantial  amounts of our common stock in the public market,  the market price of our common stock could fall. These sales could be due to shares issued upon exercise of outstanding  options and warrants and upon  conversion  of  preferred  stock.  These sales also might make it more difficult for us to sell equity or equity-related  securities in the future at a time and price that we deem appropriate.  We have outstanding  options under our
1995 stock option  plan,  directors'  stock  option plan and options  granted to directors  to purchase an aggregate  of  1,496,520  common  shares at an average exercise  price of $8.80 per share  and  outstanding  warrants  to  purchase  an aggregate of 1,841,462  common shares at an average  exercise price of $9.76 per share. In addition, we also have outstanding Series A 8% Cumulative  Convertible
Preferred Stock and Series B 8% Cumulative  Convertible  Preferred Stock that is currently convertible at $9.28 and $12.92 per share, respectively,  into 694,709 and 222,269 common shares, respectively.

2.          PROPERTIES.
            ----------

            Our  corporate  headquarters  are  located in a 32,000  square  foot rented facility in Stuart, Florida that accommodates corporate,  administrative, marketing,  sales and  warehouse  space.  At June 30,  2003,  we also  rented 91 stationary service locations  throughout 45 states.  These facilities are rented on terms  consistent with market  conditions  prevailing in the area. We believe that our  existing  facilities  are  suitable  for our  current  needs  and that additional or replacement  facilities,  if needed,  are available to meet future needs.

3.          LEGAL PROCEEDINGS.
            ------------------

            We are  involved  from  time to time in  litigation  arising  in the ordinary  course  of  business,  none of which is  expected  to have a  material adverse effect on our financial condition or results of operations.

4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            ----------------------------------------------------

            Not applicable.

5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
            ----------------------------------------------------------------------

            Our common  stock  trades on the Nasdaq  National  Market  under the symbol "NUCO".  The following  table  indicates the high and low sale prices for our common  stock for each  quarterly  period  during  fiscal 2002 and 2003,  as reported by the Nasdaq National Market.

                                               High                    Low
                                               ----                    ---
CALENDAR 2001
-------------
Third Quarter                                $ 13.200                $ 7.940
Fourth Quarter                                 12.850                  9.820

CALENDAR 2002
-------------
First Quarter                                $ 13.050                $11.120
Second Quarter                                 14.000                 10.900
Third Quarter                                  13.850                  7.000
Fourth Quarter                                 10.560                  7.000

CALENDAR 2003
-------------
First Quarter                                $  8.210                $ 3.900
Second Quarter                                  9.780                  4.990

            At  September  19,  2003,  there were  approximately  200 holders of record of our common stock, although there is a much larger number of beneficial owners.

            We have never paid cash  dividends on our common stock and we do not anticipate  declaring any cash dividends on our common stock in the  foreseeable future.  We intend to retain all future  earnings for use in the  development of our  business.  In  addition,  the payment of cash  dividends is  restricted  by financial covenants in our loan agreements.

            The following table sets forth certain information  regarding equity compensation plans as of June 30, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

                                 Number of securities to be    Weighted-average exercise price     Number of securities remaining
                                   issued upon exercise of         price of outstanding          available for future issuance under
                                    outstanding options,           options, warrants and        equity compensation plans (excluding
Plan Category                       warrants and rights                 rights                   securities reflected in column (a))
-------------                       -------------------                 ------                   -----------------------------------
                                          (a)                            (b)                                    (c)

Equity compensation plans              1,354,420                         $9.13                                186,322
approved by security             shares of Common Stock                                               shares of Common Stock
holders ...

Equity compensation plans                117,500(1)                      $8.68                                    0
not approved by security         shares of Common Stock
holders ...

              Total...                 1,471,920                         $9.09                                186,322
                                 shares of Common Stock                                               shares of Common Stock

------------------------------
(1)   Represents  (i) 50,000  options to purchase  common stock  exercisable  at
      $7.82 per share  granted to five  Directors in January  2001,  (ii) 30,000 warrants to purchase  common stock  exercisable at $14.64 per share issued to a placement  agent in October  1997,  (iii)  1,500  options to purchase common stock  exercisable  at $10.25 per share  granted to a consultant in
      December  1997,   and  (iv)  36,000  options  to  purchase   common  stock
      exercisable at $4.85 per share granted to six Directors in March 2003.

            On August 22,  2002,  we sold  1,663,846  shares of our common stock without  registration under the Securities Act of 1933, as amended  ("Securities
Act") to 24  "accredited  investors" at a price of $9.75 per share for aggregate cash proceeds of $16,222,499  in reliance upon the exemption  from  registration provided by Section 4(2) of the  Securities  Act and  Regulation  D  thereunder.
Commissions in the amount of $920,138 were paid.

6.          SELECTED FINANCIAL DATA.
            -----------------------

            The Selected  Financial  Data set forth below reflect our historical results of  operations,  financial  condition and operating data for the periods indicated  and should be read in  conjunction  with the  consolidated  financial statements  and notes  thereto  and  Management's  Discussion  and  Analysis  of
Financial  Condition and Results of Operations included elsewhere in this Annual
Report on Form 10-K.

                                                                                   Fiscal Year Ended June 30,
                                                                                   --------------------------
                                                                   2003          2002          2001        2000         1999
                                                                   ----          ----          ----        ----         ----
                                                                   (in thousands, except per share amounts and Operating Data)
Income Statement Data:
Net sales ....................................................   $  74,409    $  72,312    $  67,633    $  57,951    $  47,098
Cost of products sold, excluding depreciation and amortization      35,538       35,491       33,177       28,565       24,548
Selling, general and administrative expenses .................      17,485       17,614       17,368       12,352       10,121
Depreciation and amortization ................................      17,167       16,319       17,475       15,501       12,763
Loss on asset disposal .......................................       1,671        4,661        4,891          901        1,110
                                                                 ---------    ---------    ---------    ---------    ---------

Operating income (loss) ......................................       2,548       (1,773)      (5,278)         632       (1,444)
Interest expense .............................................       7,487        8,402       10,207       10,015        7,489
Loss on early extinguishment of debt .........................        --            796         --           --           --
                                                                 ---------    ---------    ---------    ---------    ---------

Net (loss) ...................................................   $  (4,939)   $ (10,971)   $ (15,485)   $  (9,383)   $  (8,933)
                                                                 =========    =========    =========    =========    =========

Net (loss) per common share ..................................   $   (0.54)   $   (1.32)   $   (2.01)   $   (1.30)   $   (1.24)

Weighted average shares outstanding ..........................      10,396        8,742        7,926        7,238        7,217

Other Data:
EBITDA (1) ...................................................   $  19,715    $  14,546    $  12,197    $  16,133    $  11,319

Operating Data:
Company owned bulk CO2 systems serviced
     Beginning of period .....................................      61,000       60,000       58,000       50,395       39,295
     New installations, net ..................................       1,877        1,000        2,000        7,605       11,100
                                                                 ---------    ---------    ---------    ---------    ---------
Total company owned bulk CO2 systems serviced ................      62,877       61,000       60,000       58,000       50,395
Customer owned bulk CO2 systems serviced .....................      11,088        9,000        9,000       10,000        8,605
                                                                 ---------    ---------    ---------    ---------    ---------
Total bulk CO2 systems serviced ..............................      73,965       70,000       69,000       68,000       59,000
Total high pressure CO2 customers ............................         833        1,000        2,000        5,000        6,000
                                                                 ---------    ---------    ---------    ---------    ---------
Total customers ..............................................      74,798       71,000       71,000       73,000       65,000
Stationary depots ............................................          91           76           74           70           69
Mobile depots ................................................          10           22           19           21           15
Bulk CO2 trucks ..............................................         168          161          157          158          166
Technical service vehicles ...................................          73           76           87           95           86
High pressure cylinder delivery trucks .......................        --           --              2            7            7

Balance Sheet Data:
Cash and cash equivalents ....................................   $     455    $   1,562    $     626    $     279    $   1,579
Total assets .................................................     125,846      132,638      138,016      148,549      141,630
Total debt (including short-term debt) .......................      70,529       87,660       87,346       92,082       82,461
Redeemable preferred stock ...................................       9,258        8,552        5,466        5,050         --
Total shareholders' equity ...................................      34,936       25,219       33,982       38,240       47,733

(1) RECONCILIATION OF GAAP AND EBITDA

                                                                 Fiscal Year Ended June 30,
                                                  ---------------------------------------------------------
                                                    2003       2002         2001        2000        1999
                                                    ----       ----         ----        ----        ----
   Net loss                                      $ (4,939)   $(10,971)   $(15,485)   $ (9,383)   $ (8,933)
   Interest expense                                 7,487       8,402      10,207      10,015       7,489
   Depreciation and amortization                   17,167      16,319      17,475      15,501      12,763
   Loss on early extinguishment of debt              --           796        --          --          --
                                                 --------    --------    --------    --------    --------

EBITDA                                           $ 19,715    $ 14,546    $ 12,197    $ 16,133    $ 11,319
                                                 ========    ========    ========    ========    ========

Cash flows provided by (used in):
   Operating activities                          $ 15,826    $ 10,858    $  5,213    $  6,559    $  4,249
   Investing activities                          $(13,891)   $(12,817)   $(11,761)   $(20,694)   $(25,620)
   Financing activities                          $ (3,042)   $  2,895    $  6,895    $ 12,835    $ 22,614

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

7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.
            ---------------------------------------------------------------

OVERVIEW

            We believe that we are the largest  supplier in the United States of bulk CO2 systems and bulk CO2 for  carbonating  fountain  beverages based on the number of bulk CO2 systems leased to customers. As of June 30, 2003, we operated a national network of 101 service locations in 45 states servicing approximately
75,000 bulk and high pressure  customers.  Currently,  99% of fountain  beverage users in the  continental  United  States are within our present  service  area.
Historically,  due to a combination of internal growth and acquisitions, we have experienced high levels of growth in terms of number of customers and net sales, averaging 20% to 50% per year from 1995 through 2000. Today, the majority of our growth is internal  resulting  from the conversion of high pressure CO2 users to bulk CO2 systems.

            During fiscal 2001 and continuing through the early stages of fiscal
2003,  we initiated  several  actions that have improved our ability to contract and retain  customers,  while  maintaining a superior level of customer service.
These actions had a significant  positive impact on our operating  effectiveness during  the later  stages of fiscal  2003 and should  provide a strong  base for profitable  growth in fiscal 2004.  During fiscal 2001 and 2002, we deliberately slowed new customer contract signings and the related  installation rate of bulk
CO2  systems.  This  decision  was made to enable us to focus on  improving  our operating  effectiveness  in order to better  position us for future growth.  We decentralized  service  location  management  from our  headquarters  in Stuart,
Florida to the depot  locations  themselves and in connection with this decision hired new full-time  depot and regional  managers.  This slowed our gross margin improvement plan in fiscal 2001 and 2002,  although it is anticipated to enhance it in the future. The result of this decision was that our revenue growth slowed from prior years although  revenue still grew at 16.7%,  6.9% and 2.9% in fiscal
2001,  2002 and 2003,  respectively.  The ramp down in growth  enabled our sales force to  concentrate  on signing  higher margin new  customers  and  re-signing existing customers at increased rates.

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

            Generally,  our  experience  has been that as our service  locations mature their gross profit  margins  improve as a result of their volume  growing while fixed costs remain essentially unchanged.  New service locations typically operate at low or negative  gross  margins in the early  stages and detract from our highly profitable service locations in more mature markets.  Fiscal 2001 and
2002 and the early  stages of fiscal 2003 were periods of  transition  for us in which we achieved significant  progress in better positioning  ourselves for the next phase of growth.  Accordingly,  we believe that we are in position to build our  customer  base in fiscal  2004 while  maintaining  and  improving  upon our superior levels of customer service.  In addition,  we will continue to focus on
improving   operating   effectiveness,   increasing   prices  and  strengthening
management.  We anticipate that these initiatives will contribute  positively to all areas of our company.

GENERAL

            Substantially  all of our revenues have been derived from the rental of bulk CO2 systems  installed  at  customers'  sites,  the sale of CO2 and high pressure  cylinder  revenues.  Revenues  have grown from $47.1 million in fiscal
1999 to $74.4 million in fiscal 2003. We believe that our revenue base is stable due to the existence of long-term  contracts with our customers  which generally rollover with a limited number expiring without renewal in any one year. Revenue
growth  is  largely   dependent   on  (1)  the  rate  of  new  bulk  CO2  system
installations,  (2) the growth in bulk CO2 sales at (i) customers  having rental plus per pound charge  contracts  and (ii)  customers who own their own bulk CO2 systems, and (3) price increases.

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

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in accumulated net losses of $57.9 million at June 30, 2003.

RESULTS OF OPERATIONS

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which the various items bear to net sales:

                                                   Fiscal Year Ended
                                                        June 30,
                                                 ---------------------------
                                                 2003       2002        2001
                                                 ----       ----        ----
Income Statement Data:

Net sales                                        100.0%    100.0%    100.0%
Cost of products sold, excluding
  depreciation and amortization                    47.8       49.1       49.1
Selling, general and administrative expenses       23.5       24.4       25.7
Depreciation and amortization                      23.1       22.6       25.8
Loss on asset disposal                              2.2        6.4        7.2
                                                   ----       ----       ----
Operating income (loss)                             3.4       (2.5)      (7.8)
Loss on early extinguishment of debt               --          1.1       --
Interest expense                                   10.1       11.6       15.1
                                                   ----       ----       ----

Net (loss)                                         (6.6)%    (15.2)%    (22.9)%
                                                   ====       ====       ====

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

NET SALES

            Net sales increased by $2.1 million,  or 2.9%, from $72.3 million in
2002 to $74.4 million in 2003. Sales derived from our service plans increased by
$3.3 million,  or 4.6%, due to an increase in the number of accounts,  partially offset by the net impact of a $0.6  million  decrease  in revenue  derived  from changes in the  amount of CO2 sold to the average  customer  under our  variable product purchase plans,  which includes our equipment lease and product purchase plans,  and a $0.6 million  decrease from rental of high pressure  cylinders and the sale of gases other than CO2.

            While our bulk CO2 customer  base  increased by 4.7%,  the amount of
CO2 sold to the average  customer  decreased by 1.2%, from 2,311 lbs. in 2002 to
2,283 lbs. in 2003. As part of our pricing  initiatives,  we were able to obtain an average price increase of 2.1% on tank rentals from  approximately 80% of our customers under contract. In addition, while we were able to achieve significant price increases from 4,200 of our renewal  customers,  these  improvements  were offset by incentive pricing provided to a national restaurant organization.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to net sales:

                                                      Fiscal Year Ended June 30,
                                                      --------------------------
Service Plan                                              2003          2002
                                                         ------         -----
        Bulk budget plan(1)                               65.5%         65.6%
        Equipment lease/product purchase plan(2)           8.7           7.1
        Product purchase plan(3)                           8.4           8.6
        High pressure cylinder(4)                          6.1           7.1
        Other revenues(5)                                 11.3          11.6
                                                         -----         -----
                                                         100.0%        100.0%
                                                         =====         =====

        (1) Combined fee for bulk CO2 tank and bulk CO2.
        (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
        (3) Bulk CO2 only.
        (4) High pressure CO2 cylinders and non CO2 gases
        (5) Surcharges and other charges.

            During fiscal 2002,  we adopted a plan to phase out those  customers that use only high pressure cylinders and who do not utilize one of our bulk CO2 service plans.  Revenues  derived from our  stand-alone  high pressure  cylinder customers may not be fully eliminated from our ongoing revenues  inasmuch as our goal is to convert these customers to a bulk CO2 service plan. Accordingly,  the expected  declining  revenues derived from  stand-alone  high pressure  cylinder customers  is not  expected  to  have  a  material  impact  on  our  results  of operations.

COST OF PRODUCTS SOLD

            Costs of products  sold  remained  constant at $35.5 million in both
2002 and 2003,  while  decreasing  as a  percentage  of net sales  from 49.1% to
47.8%.  Product costs  increased by $0.1 million,  from $10.8 million in 2002 to
$10.9 million in 2003,  while decreasing as a percentage of net sales from 15.0%
to 14.6%. The base price with our CO2 primary supplier  decreased by 2.0%, while the volume of CO2 sold by us increased by 3.5%.

            Operational wages and benefits  decreased from $15.0 million in 2002 to $13.9 million in 2003, primarily due to a $0.5 million reduction in headcount and a $0.6 million  reduction  in  installation  costs due to greater  operating efficiencies.

            Truck delivery expenses  increased by $0.3 million from $5.3 million in 2002 to $5.6  million in 2003.  Increases  in fuel costs and  insurance  were partially  offset  by a  reduction  in net  lease  costs.  We have  been able to minimize the impact of increased fuel costs and variable lease costs  associated with truck usage by reducing the overall miles driven by 14% compared to 2002.

            Other  operational costs increased by $0.7 million from $4.4 million in 2002 to $5.1  million in 2003 due to a $0.4  million  increase  in  occupancy costs  attributable to an increase in the number of service  depots,  and a $0.4 million  increase  in tank  repair  expenses,  due in part to an increase in the number of refurbished tanks placed into service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  decreased  by $0.1 million,  or 0.7%,  from $17.6 million in 2002 to $17.5  million in 2003,  while decreasing as a percentage of net sales from 24.4% in 2001 to 23.5% in 2003.

            Selling  expenses  increased by $0.5  million,  from $3.0 million in
2002 to $3.5  million in 2003.  Wages and  related  benefits  increased  by $0.4 million; however, we reduced the headcount of our sales organization in February
2003,  which we believe will result in  improvements  to our  selling,  wage and related  expenses on a going-forward  basis,  while not hindering our ability to generate account bookings.

            General and administrative  expenses  decreased by $0.6 million,  or
4.6%, from $14.6 million in 2002 to $14.0 million in 2003.  This  improvement is due to a $1.9 million  reduction of expense  related to  uncollectible  accounts receivable.  During fiscal 2003, we initiated numerous procedures to improve our review and collection of our outstanding  receivable accounts.  This improvement was partially offset by an increase in wages and benefits of $0.5 million, which is primarily attributable to severance and accrued incentives.  Professional and consulting fees also increased by $0.6 million,  primarily due to  non-recurring fees incurred  during the first six months of fiscal 2003 for repairs of certain
software,   improvements  in  our  processes  to  track  and  collect   customer
receivables,  and  other  process  improvements.   Finally,  other  general  and
administrative   expenses  increased  $0.2  million,  the  result  of  increased insurance costs and other general expenses.

DEPRECIATION AND AMORTIZATION

            Depreciation and  amortization  increased from $16.3 million in 2002 to $17.2  million  in 2003.  As a  percentage  of net  sales,  depreciation  and amortization expense increased from 22.6% in 2002 to 23.1% in 2003. Depreciation expense  increased  from $12.6  million in 2002 to $13.8  million in 2003 due in part to our plan to replace all 50 and 100 lb.  tanks over the next three years, resulting in accelerated depreciation expense of $1.0 million in 2003 related to the shortened lives of these assets.  Amortization  expense  decreased from $3.7 million  in  2002  to  $3.4  million  in  2003,  primarily  due  a  decrease  in amortization  related to the acquisition of customer  lists,  many of which were almost fully amortized as of March 31, 2003,  partially offset by an increase in the  amortization of financing  charges  primarily  related to amendments to our loan agreements in February 2003.

LOSS ON ASSET DISPOSAL

            Loss on asset  disposal  decreased from $4.7 million in 2003 to $1.7 million in 2003,  while  decreasing  as a  percentage  of net sales from 6.4% to
2.2%.  During 2002,  we adopted a plan to replace all 50 and 100 lb. tanks still in service at customer sites over a three to four year period (see Note 2 to the
Financial  Statements).  The  decision  to replace  these  tanks was based on an evaluation of the general economic viability of the asset class. Such conclusion was achieved by examining  undiscounted  cash flow  generation,  contribution to depot fixed overhead, pricing and targeted margins. As a result of our decision, the 50 and 100 lb. tanks at customer sites as of June 30, 2002 were written down by $1.8 million to their estimated net realizable value of $2.8 million, and the useful  lives of these  assets  were  shortened  to not  exceed a period of four years.  In  connection  with the  decision to replace  the 50 and 100 lb.  asset class,  we recognized an additional  loss of $1.1 million  during the year ended
June 30, 2002 relating to the 50 and 100 lb. tanks  removed from service  during the year,  all of which were  subsequently  disposed of in the first  quarter of fiscal 2003.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$4.3  million  from an  operating  loss of $1.8  million in 2002 to an operating income of $2.5 million in 2003. As a percentage of net sales,  operating  income
(loss) improved from (2.5)% in 2002 to 3.4% in 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

            We accelerated the recognition of $0.8 million in deferred financing costs in 2002 associated with the refinancing of our long-term debt.

INTEREST EXPENSE

            Interest  expense  decreased by $0.9  million,  from $8.4 million in
2002 to $7.5 million in 2003,  and  decreased as a percentage  of net sales from
11.6% in 2002 to  10.1%  in 2003,  due to a  decrease  in the  average  level of outstanding  debt.  This  reduction  of debt is primarily  due to $15.1  million generated from the private  placement of 1,663,846 shares of our common stock in
August  2002,  which was used to reduce  the  outstanding  balance of our senior facility.  The effective  interest rate of all debt outstanding  during 2003 was
9.6%, as compared to 9.7% in 2002.

NET (LOSS)

            For the reasons  described  above,  net (loss) improved from $(11.0)
million in 2002 to $(4.9)  million in 2003.  No provision for income tax expense has been  made due to  historical  net  losses.  At June  30,  2003,  we had net operating loss  carryforwards  for federal income tax purposes of $99.0 million, which are available to offset future federal taxable income,  if any, in varying amounts through June 2023.

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

            EBITDA, as set forth in the table below,  increased by $5.2 million, or 35.5%, from $14.5 million in 2002 to $19.7 million in 2003 and increased as a percentage of net sales from 20.1% to 26.5%.

                                                 Fiscal Year Ended June 30,
                                                 --------------------------
                                                2003                     2002
                                                ----                     ----

Net (loss)                                    $ (4,939)                $ (10,971)
Interest expense                                 7,487                     8,402
Depreciation and amortization                   17,167                    16,319
Early Extinguishment of Debt                       -                         796
                                              --------                 ---------
EBITDA                                        $ 19,715                 $  14,546
                                              ========                 =========

Cash flows provided by (used in):
  Operating activities                        $ 15,826                 $  10,858
  Investing activities                        $(13,891)                $ (12,817)
  Financing activities                        $ (3,042)                $   2,895

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

NET SALES

            Net sales  increased  $4.7 million,  or 6.9%,  from $67.6 million in
2001 to $72.3  million  in  2002.  Sales  increased  by $5.0  million,  or 7.5%, primarily due to pricing  initiatives  on both new and renewal  customers.  Such increase was offset by a $0.3 million decrease in revenues from stand-alone high pressure  cylinder  customers,  a  result  of  the  planned  phase-out  of  such customers.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to net sales:

                                                        Fiscal Year Ended June 30,
                                                        --------------------------
                                                            2002       2001
                                                            ----       ----
          Bulk budget plan(1)                               65.6%      64.2%
          Equipment lease/product purchase plan(2)           7.1        7.8
          Product purchase plan(3)                           8.6        8.7
          High pressure cylinder(4)                          7.1        7.9
          Other revenues(5)                                 11.6       11.4
                                                           -----      -----
                                                           100.0%     100.0%
                                                           ======     ======

          (1) Combined fee for bulk CO2 tank and bulk CO2.
          (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
          (3) Bulk CO2 only.
          (4) High pressure CO2 cylinders and non C02 gases.
          (5) Surcharges and other charges.

            During fiscal 2002,  we adopted a plan to phase out those  customers that use only high pressure cylinders and who do not utilize one of our bulk CO2 service plans.  Revenues  derived from our  stand-alone  high pressure  cylinder customers may not be fully eliminated from our ongoing revenues  inasmuch as our goal is to convert these customers to a bulk CO2 service plan. Accordingly,  the expected  declining  revenues derived from  stand-alone  high pressure  cylinder customers  is not  expected  to  have  a  material  impact  on  our  results  of operations.

COST OF PRODUCTS SOLD

            Costs of products  sold  increased by $2.3  million,  or 7.0%,  from
$33.2  million in 2001 to $35.5  million  in 2002,  and as a  percentage  of net sales,  equaled  49.1% in both  fiscal  years.  Operational  wages and  benefits increased by $1.5 million from $13.5  million in 2001 to $15.0  million in 2002, and as a percentage of net sales, increased from 20.0% in 2001 to 20.8% in 2002.
The increases are primarily attributable to increased field management personnel to  enhance  the  operational  effectiveness  of  our  depots  locally.  Product purchases  increased by $1.1 million from $9.7 million in 2001 to $10.8  million in 2002, and as a percentage of net sales, increased from 14.3% in 2001 to 15.0%
in 2002.  The dollar  increase is  attributable  to increased  purchases of CO2, partially offset by lower per pound costs,  based on volume  incentive  pricing.
Truck expenses  decreased $0.7 million from $6.0 million in 2001 to $5.3 million in 2002 while  decreasing  as a percentage of sales from 8.8% in 2001 to 7.4% in
2002. The dollar decrease is primarily  attributable to decreased fuel and truck repair costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  increased  by $0.2 million,  or 1.4%, from $17.4 million in 2001 to $17.6 million in 2002, and as a percentage  of net  sales  decreased  from  25.7% in 2001 to 24.4% in 2002.  The increase is  primarily  attributable  to  increases  in selling,  executive  and administrative  wages and  benefits  and  other  general  expenses,  offset by a decrease in bad debt expense.

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

            The decrease in amortization  expense is a result of our adoption of
Statement  of  Financial  Accounting  Standard  No.  142,  "GOODWILL  AND  OTHER
INTANGIBLE   ASSETS."  This  accounting   standard  requires  that  goodwill  be
separately  disclosed from other intangible  assets in the balance sheet, and no longer  be  amortized,  but  tested  for  impairment  on a  periodic  basis.  In accordance  with this  standard we  discontinued  the  amortization  of goodwill effective  July 1, 2001.  For fiscal 2002,  we were not required to recognize an impairment of goodwill.

LOSS ON ASSET DISPOSAL

            Loss on asset  disposal  decreased $0.2 million from $4.9 million in
2001 to $4.7 million in 2002, while decreasing as a percentage of net sales from
7.2% in 2001 to 6.4% in 2002.

            In June 2001, we decided to discontinue  further  installation of 50 and 100 lb.  tanks.  As a result of this  decision,  a loss of $1.2  million was recognized  for 50 and 100 lb tanks held in inventory  as of June 30,  2001.  In addition,  during  2001 we  recognized  a loss of $1.8  million  as a result  of
adopting  a  conservative   approach  to  recognizing  a  loss  associated  with
unamortized tank costs at lost customer sites.

            During  2002,  we adopted a plan to replace all 50 and 100 lb. tanks still in  service  at  customer  sites  over a three to four  year  period.  The decision  to  replace  these  tanks was based on an  evaluation  of the  general economic viability of the asset class. Such conclusion was achieved by examining undiscounted cash flow generation, contribution to depot fixed overhead, pricing and targeted margins.  As a result of our decision,  the 50 and 100 lb. tanks at customer  sites as of June 30,  2002 were  written  down by $1.8  million to the estimated net  realizable  value of $2.8 million,  and the useful lives of these assets were  shortened  to not to exceed a period of four years.  In  connection with the decision to replace the 50 and 100 lb asset  class,  we  recognized  an additional  loss of $1.1 million  relating to the 50 and 100 lb.  tanks  removed from service during the year, all of which were subsequently  disposed of in the first quarter of fiscal 2003.

OPERATING INCOME (LOSS)

            Operating  loss  decreased by $3.5 million from $5.3 million in 2001 to $1.8 million in 2002. As a percentage of net sales,  operating loss decreased from 7.8% in 2001 to 2.5% in 2002.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

            We accelerated the recognition of $0.8 million in deferred financing costs in 2002 associated with the refinancing of our long-term debt.

INTEREST EXPENSE

            Interest expense, net, decreased by $1.8 million, from $10.2 million in 2001 to $8.4 million in 2002, and decreased as a percentage of net sales from
15.1% in 2001 to 11.6% in 2002. The dollar decrease is primarily attributable to an overall  decline in interest rates as well as lower average debt levels.  The effective interest rate of all debt outstanding during 2002 was 9.7% as compared to 11.2% in 2001.

NET LOSS

            Net loss decreased by $4.5 million,  or 29.2%, from $15.5 million in
2001 to $11.0  million in 2002.  No  provision  for income tax expense in either
2001 or 2002 has been made due to  historical  net losses.  At June 30, 2002, we had net operating  loss  carryforwards  for federal income tax purposes of $94.0 million, which are available to offset future federal taxable income, if any, in varying amounts through June 2022.

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

            EBITDA, as set forth in the table below,  increased by approximately
$2.3 million,  or 19.3%, from $12.2 million in 2001 to $14.5 million in 2002 and increased as a percentage of net sales from 18.0% to 20.1%.

                                                  Fiscal Year Ended June 30,
                                                  --------------------------
                                                      2002          2001
                                                   ---------     ---------
          Net (loss)                               $(10,971)     $(15,485)
          Interest expense                            8,402        10,207
          Depreciation and amortization              16,319        17,475
          Loss on early extinguishment of debt          796          --
                                                   --------      --------
          EBITDA                                   $ 14,546      $ 12,197
                                                   ========      ========

          Cash flows provided by (used in):
            Operating activities                   $ 10,858      $  5,213
            Investing activities                   $(12,817)     $(11,761)
            Financing activities                   $  2,895      $  6,895

RECENT ACCOUNTING PRONOUNCEMENTS

            In April 2002, the Financial Accounting Standards Board (the "FASB")
issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT
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
Gains and losses from extinguishment of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 ("APB 30"); otherwise such losses will be  classified  as a component  of  continuing  operations.  We adopted SFAS 145 during the quarter ended September 30, 2002. In accordance with
APB 30 and SFAS 145, we have reclassified the $796,000 extraordinary loss on the early  extinguishment  of debt for  fiscal  2002 to a  component  of  continuing
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
CERTAIN  COSTS  INCURRED  IN A  RESTRUCTURING)"  ("EITF  94-3").  The  principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146's requirements for recognition  of a  liability  for a cost  associated  with an  exit or  disposal activity. SFAS 146 requires that a liability be recognized when the liability is incurred.  Under EITF 94-3, a liability  for an exit cost was  recognized at the date of an entity's  commitment to an exit plan. SFAS 146 also  establishes that fair value is the  objective  for  initial  measurement  of the  liability.  The provisions of SFAS 146 are effective  for exit or disposal  activities  that are initiated  after  December 31, 2002, but early  application  is encouraged.  The adoption  of SFAS 146 during the first  quarter of fiscal  2003 had no impact on our  financial  position,  results  of  operations  or cash flow for the  period presented.

            In  December  2002,  FASB  issued  SFAS  No.  148,  "ACCOUNTING  FOR
STOCK-BASED  COMPENSATION - TRANSITION AND  DISCLOSURE"  ("SFAS 148").  SFAS 148
amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED  COMPENSATION" ("SFAS 123"), to

provide  alternative  methods of transition  for a voluntary  change to the fair value based method of  accounting  for  stock-based  employee  compensation.  In addition,  SFAS 148 amends the  disclosure  requirements  of SFAS 123 to require prominent  disclosure in both annual and interim financial  statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported  results.  The  provisions of SFAS 148 are effective for financial  statements  for fiscal years ending after  December 15, 2002. The adoption of SFAS 148 had no impact our financial position, results of operations or cash flows for the periods presented.

            In  the  first  quarter  of  fiscal  2003,  we  adopted  SOP  01-06,
"ACCOUNTING BY CERTAIN ENTITIES (INCLUDING ENTITIES WITH TRADE RECEIVABLES) THAT
LEND TO OR FINANCE THE ACTIVITIES OF OTHERS" ("SOP 01-06").  SOP 01-06 addresses disclosures on accounting  policies relating to trade accounts receivable and is effective  prospectively  for  financial  statements  issued  for  fiscal  years beginning  after  December 15, 2001. The adoption of SOP 01-06 had no impact our financial  position,  results  of  operations  or cash  flows  for  the  periods presented.

            In April 2003, the FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT
133 ON DERIVATIVE  INSTRUMENTS AND HEDGING  ACTIVITIES"  ("SFAS 149").  SFAS 149
amends  and  clarifies   financial   accounting  and  reporting  for  derivative
instruments,   including  certain  derivative   instruments  embedded  in  other
contracts  (collectively  referred to as derivatives) and for hedging activities under SFAS No. 133.  SFAS No. 149 is  effective  for  contracts  entered into or modified after June 30, 2003, and hedging  relations  designated  after June 30,
2003,  except  for those  provisions  of SFAS 149 which  relate to SFAS No.  133 implementation  issues that have been  effective for fiscal  quarters that began prior to June 15, 2003. For those issues,  the provisions  that are currently in effect  should  continue  to be applied  in  accordance  with  their  respective effective  dates. In addition,  certain  provisions of SFAS 149, which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist,  should be applied to both  existing  contracts and new contracts entered  into after June 30,  2003.  The adoption of SFAS 149 is not expected to have a material effect on our financial position,  results of operations or cash flows.

            In May 2003, the FASB issued SFAS No. 150,  "ACCOUNTING  FOR CERTAIN
FINANCIAL  INSTRUMENTS  WITH  CHARACTERISTICS  OF BOTH  LIABILITIES  AND EQUITY"
("SFAS 150").  SFAS 150 establishes  standards for how an issuer  classifies and measures certain financial  instruments with characteristics of both liabilities and equity.  SFAS 150 requires  that an issuer  classify a financial  instrument that is within the scope of SFAS No. 150 as a  liability.  SFAS 150 is effective for  financial  instruments  entered into or modified  after May 31,  2003,  and otherwise is effective  beginning September 1, 2003. The adoption of SFAS 150 is not expected to have a material  effect on our  financial  position,  results of operations or cash flows.

            In May  2003,  the EITF   reached a  consensus  on Issue No.  00-21,
"REVENUE  ARRANGEMENTS WITH MULTIPLE  DELIVERABLES"  ("EITF 00-21").  EITF 00-21
addresses  certain aspects of the accounting by a vendor for arrangements  under which the vendor will perform multiple revenue generating activities. Currently, we as lessor,  recognize revenue from leasing CO2 systems on straight-line basis over the life of the related leases.  As discussed in Note 1(i) to the Financial
Statements,  the majority of CO2 system leases  generally  include  payments for leasing the  equipment  and a continuous  supply of CO2.  For periods  beginning after June 15, 2003,  EITF 00-21 will require us to segregate the recognition of revenues  derived from the lease portion of these  agreements from the revenues, net income and EBITDA derived from CO2 usage.  Such  segregation  may impact the recognition  of  revenues  on a  quarterly  basis as CO2  usage  by the  average customer  fluctuates  during a fiscal  year  based on factors  such as  weather, traditional  summer  and  holiday  periods.  We  are  currently  evaluating  the potential impact of the  implementation of EITF 00-21 on our financial  position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into service  at  customers'  sites;  (2)  payments  of  principal  and  interest  on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of  vehicles,  land,  buildings,  and other  office  and  service equipment under operating  leases as a means of conserving  capital.  As of June
30, 2003, we anticipated making cash capital expenditures of approximately $15.0 million in fiscal  2004,  primarily  for  purchases  of bulk CO2 systems for new customers,  the  replacement  with  larger  bulk CO2  systems  of 50 and 100 lb.
systems in service at existing  customers,  as appropriate,  and replacement CO2 tanks for our bulk truck fleet.  In June 2002,  we adopted a plan to replace all
50 and 100 lb.  bulk CO2  systems in service at  customers  over a three to four year period. While this decision may not increase revenues from these customers,
it  is  expected  to  improve   operating   efficiencies,   gross   margins  and
profitability.  Once bulk CO2  systems  are placed into  service,  we  generally experience  positive  cash  flows on a  per-unit  basis,  as there  are  minimal additional capital expenditures required for ordinary operations. In addition to capital  expenditures  related to internal  growth,  we review  opportunities to acquire bulk CO2 service accounts, and may require cash in an amount dictated by the scale and terms of any such transactions successfully concluded.

            On  September  24,  2001,  we entered  into a $60.0  million  second amended and restated  revolving  credit  facility with a syndicate of banks (the
"Amended Credit Facility").  Prior to June 30, 2002, the Amended Credit Facility
was amended to adjust certain financial covenants for the quarter ended June 30,
2002 and prospectively,  and non-compliance with the minimum EBITDA covenant for the three months ended March 31, 2002 was waived.  As of June 30, 2002,  we were not in  compliance  with certain of our  financial  covenants.  On September 30,
2002,  the  Amended  Credit  Facility  was amended to adjust  certain  financial
covenants  for  the  quarter  ended   September  30,  2002  and   prospectively,
non-compliance with financial covenants for the three months ended June 30, 2002 was waived,  and the  maturity of the Amended  Credit  Facility  was extended to
November 17, 2003.  On August 22, 2002,  we completed  the private  placement of
1,663,846  shares of our common stock to 24  accredited  investors at a price of
$9.75 per share realizing net cash proceeds of approximately $15.1 million after
$1.1  million of issuance  costs.  Pursuant to the  requirements  of the Amended
Credit  Facility,  we used $14.5 million of the proceeds to pay down outstanding debt under the Amended  Credit  Facility.  As of September  30, 2002, we were in compliance  with  all  of the  financial  covenants  under  the  Amended  Credit
Facility. On February 7, 2003, the Amended Credit Facility was amended to adjust certain  financial  covenants  prospectively,  non-compliance  with the  minimum
EBITDA  covenant for the three months  ended  December 31, 2002 was waived,  the maturity of the Amended Credit  Facility was extended to April 29, 2004, and the
Amended Credit  Facility was reduced to $45.0 million.  As of March 31, 2003 and
June 30, 2003, we were in compliance  with all of the financial  covenants under the Amended Credit Facility.

            On August 25, 2003, we terminated  the Amended  Credit  Facility and entered into a $50.0 million  senior  credit  facility with a syndicate of banks
(the "Senior Credit  Facility").  The Senior Credit Facility consists of a $30.0 million A term loan  facility  (the "A Term Loan"),  a $10.0 million B term loan facility (the "B Term Loan"),  and a $10.0 million  revolving loan facility (the
"Revolving  Loan  Facility").  The A Term Loan matures on August 25, 2007, the B
Term Loan matures on August 25, 2008 and the Revolving Loan Facility  matures on
August 25,  2007.  The B Term Loan is  subordinate  in right of payment to the A
Term Loan and borrowings  under the Revolving Loan Facility.  We are entitled to select  either  Eurodollar  Loans (as defined) or Base Rate Loans (as  defined), plus  applicable  margin,  for  principal  borrowings  under the  Senior  Credit
Facility.  The applicable Eurodollar Loan margin for A Term Loans and borrowings pursuant  to the  Revolving  Loan  Facility  ranges  from 3.5% to 4.0%,  and the applicable Base Rate Loan margin for A Term Loans and borrowings pursuant to the
Revolving Loan Facility  ranges from 2.5% to 3.0%,  provided that until delivery to the lenders of our financial statements for the quarter ending June 30, 2004, the  margin on  Eurodollar  Loans is 4.0% and the  margin for Base Rate Loans is
3.0%. The applicable Eurodollar Loan margin and Base Rate Loan margin for B Term
Loans is 7.5% and  6.5%,  respectively.  Applicable  margin is  determined  by a pricing grid based on our  Consolidated  Total Leverage  Ratio (as defined).  At closing, we borrowed the A Term Loan, the B Term Loan and $3.0 million under the
Revolving Loan Facility.  Interest is payable  periodically on borrowings  under the Senior Credit Facility. In addition,  commencing on December 31, 2003 and on the last day of each  quarter  thereafter,  we are  required  to make  principal repayments on the A Term Loan in increasing amounts.  The Senior Credit Facility is  collateralized  by all of our assets.  Additionally,  we are precluded  from declaring or paying any cash dividends, except we may accrue and accumulate, but not pay, cash dividends on our outstanding  redeemable  preferred  stock. We are also required to meet certain affirmative and negative covenants,  including but not limited to financial covenants.

            We are required to assess our compliance  with  financial  covenants under the Senior Credit Facility on a quarterly basis. These financial covenants are  based  on a  measure  that is not  consistent  with  accounting  principles generally  accepted in the United States of America.  Such measure is EBITDA (as defined),  which represents  earnings before interest,  taxes,  depreciation and amortization, as further modified by certain defined adjustments. The failure to meet these  covenants,  absent a waiver or amendment,  would place us in default and cause the debt  outstanding  under the Senior Credit Facility to immediately become due and  payable.  The  Senior  Credit  Facility  also  includes  certain cross-default provisions to our 16.3% Senior Subordinated Notes Due February 27,
2009.

            In  October  1997,  we  issued  $30.0  million  of  our  12%  Senior
Subordinated   Promissory  Notes  ("1997  Notes")  with  interest  only  payable semi-annually  on April 30 and October 31, due October 31, 2004. On May 4, 1999,
we sold an additional  $10.0 million of our 12% Senior  Subordinated  Promissory
Notes ("1999 Notes").  Except for their October 31, 2005 maturity date, the 1999
Notes were substantially identical to the 1997 Notes. As of June 30, 2002 and at various  dates in the past we have been unable to meet certain  covenants  under the 1997 Notes and 1999 Notes and have had to obtain  waivers or  modifications.
On September 27, 2002,  concurrently  with the  amendment to the Amended  Credit
Facility,  certain  financial  covenants  of the 1997  Notes and 1999 Notes were amended to adjust  certain  financial  covenants  for the quarter ended June 30,
2002, and prospectively.  As of September 30, 2002,  December 31, 2002 and March
31, 2003, we were in compliance  with all of the financial  covenants  under the
1997 Notes and 1999 Notes.  On February 7, 2003,  the  interest  coverage  ratio governing  the 1997 Notes and 1999 Notes was amended for the quarter ended March
31, 2003 and prospectively.  As of June 30, 2003, we were in compliance with all of the financial covenants under the 1997 Notes and 1999 Notes.

            On August  25,  2003,  concurrently  with the  closing of the Senior
Credit  Facility,  we prepaid  the 1997  Notes and 1999  Notes and issued  $30.0 million of our 16.3% Senior  Subordinated  Notes Due February 27, 2009 (the "New
Notes") with interest only payable  quarterly in arrears on February 28, May 31,
August 31 and November 30 of each year,  commencing  November 30, 2003. Interest on the New Notes is 12% per annum payable in cash and 4.3% per annum payable "in kind" by adding the amount of such interest to the  principal  amount of the New
Notes then  outstanding.  Ten year  warrants to purchase an aggregate of 425,000 shares of our common  stock at an exercise  price of $8.79 per share were issued in connection  with the New Notes.  As with the Senior Credit  Facility,  we are required to meet certain affirmative and negative covenants under the New Notes, including but not limited to financial covenants.

            Although we believe  that we will be able to comply with the current provisions of our borrowing arrangements, circumstances may result in our having to obtain waivers or further modifications in the future.

            During fiscal 2003, our capital  resources  included cash flows from operations,  proceeds  from  the  private  placement  of our  common  stock  and available  borrowing capacity under the Amended Credit Facility.  As of June 30,
2003,  a total of  $30.7  million  was  outstanding  under  the  Amended  Credit
Facility.  As of September  19, 2003, a total of $43.0  million was  outstanding under the Senior Credit Facility with a weighted average interest rate of 6.04%.

            We believe that cash flows from operations and available  borrowings under the Senior Credit Facility will be sufficient to fund proposed  operations for at least the next twelve months.

            The table below sets forth our obligations (in thousands) as of June
30, 2003,  reflecting the payoff of our Amended Credit Facility,  1997 Notes and
1999 Notes in August 2003:

                                         Less than 1
Contractual obligations          Total       Year     2-3 Years   4-5 Years  Thereafter
                               --------------------------------------------------------
Senior Credit Facility         $43,253     $ 2,294     $15,350     $15,609     $10,000
Subordinated debt               30,000        --          --          --        30,000
Non-competition agreements          80          80        --          --          --
Employment Agreements            1,960         758       1,142          60
Operating leases                12,934       3,915       5,240       2,776       1,002
                               -------     -------     -------     -------     -------
Total obligations              $88,227     $ 7,047     $21,732     $18,445     $41,002
                               =======     =======     =======     =======     =======

            In addition,  in May 1997 we entered into a ten-year  exclusive bulk
CO2 requirements contract with The BOC Group, Inc.

            WORKING CAPITAL.  At June 30, 2003 and June 30, 2002, we had working capital of $(1.7) million and $2.3 million, respectively.  While working capital decreased from 2002 to 2003, we used excess funds generated by operations offset by capital needs, as discussed below,  along with $14.5 million generated by the private  placement of our common stock, to reduce the outstanding  amounts under our Amended Credit Facility.

            CASH  FLOWS  FROM  OPERATING  ACTIVITIES.  Cash  flows  provided  by operations increased by $4.9 million from $10.9 million in 2002 to $15.8 million in 2003.  The  improvement  is primarily  due to our  improvement  in net income
(excluding  non-cash charges) of $3.1 million and a $1.9 million  improvement in the working capital components of our balance sheet.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2003 and 2002, net cash used in investing activities was $13.9 million and $12.8 million,  respectively.
These  investing  activities  were primarily  attributable  to the  acquisition, installation and direct placement costs of bulk CO2 systems.

            CASH FLOWS FROM FINANCING ACTIVITIES. During 2003 cash flows used in financing  activities  was $3.0  million  compared to $2.9  million  provided by operations in 2002.  During  fiscal 2003, we completed the private  placement of
1,663,846  shares of our common stock to 24  accredited  investors at a price of
$9.75 per share realizing net cash proceeds of approximately $15.1 million after
$1.1  million of issuance  costs.  Pursuant to the  requirements  of the Amended
Credit  Facility,  we used $14.5 million of the proceeds to pay down outstanding debt under the  Amended  Credit  Facility.  In  addition,  during a  significant portion of 2003, our cash flows  generated from  operations  exceeded our growth capital  needs,  thus allowing us to use the remaining  portion to apply towards our outstanding debt levels.

            In 2002, cash flows from financing  activities included $5.4 million from the  issuance  of  2,500  shares  of  Series  B 8%  Cumulative  Convertible
Preferred  Stock and the exercise of stock  options,  offset  principally  by an increase in deferred  financing  costs under the Amended Credit  Facility.  As a result of amending the Amended Credit Facility in August 2001, we simultaneously paid down the existing facility and received funding, from net proceeds from the issuance of long-term debt of $0.1 million.

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

VALUATION OF LONG-LIVED ASSETS

            We review our long-lived assets for impairment, principally property and equipment,  whenever  events or changes in  circumstances  indicate that the carrying  amount  of the  assets  may not be  fully  recoverable.  To  determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted  net cash  flows will be greater  than the  carrying  amount of our assets.  Impairment  is measured  based on the  difference  between the carrying amount of our assets and their estimated fair value. See Note 2 of the financial statements for more information  regarding asset  write-downs  recognized during the years ended June 30, 2002 and 2001.

            Certain events may occur that would materially  effect our estimates and assumptions  related to  depreciation.  Unforeseen  changes in operations or technology could  substantially  alter  management's  assumptions  regarding our ability  to  realize  the  return of our  investment  in  operating  assets  and therefore  affect the amount of  depreciation  expense  to charge  against  both current  and future  revenues.  Because  depreciation  expense is a function  of historical  experiences,  analytical studies and professional  judgments made of property,  plant and  equipment,  subsequent  studies  could result in different estimates of useful lives and net salvage values. If future depreciation studies yield  results  indicating  that our assets  have  shorter  lives as a result of obsolescence,  physical  condition,  changes  in  technology  or  changes in net salvage values, the estimate of depreciation  expense could increase.  Likewise, if studies  indicate that assets have longer lives, the estimate of depreciation expense could decrease.  For the year ended June 30, 2003,  depreciation expense was $13,836,983 representing 19.3% of operating expenses. If the estimated lives of all assets being depreciated were increased by one year, depreciation expense would have decreased by  approximately  $1,100,000 or 8.0%.  Conversely,  if the estimated lives of all assets decreased by one year,  depreciation expense would have increased by $1,400,000 or 10.1%.

            Goodwill  represents  the cost in  excess  of the fair  value of the tangible and  identifiable  intangible  not assets of  businesses  acquired and, prior to July 1, 2001,  was amortized on a  straight-line  method over 20 years.
Effective July 1, 2001, we adopted Statement of Financial  Accounting  Standards
No. 142,  "Goodwill and Other Intangible  Assets ", pursuant to which,  goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment  tests.  Other intangible assets with finite lives continue to be amortized  on a  straight-line  method over the periods of expected  benefit.
Other   intangible   assets  consist  of  customer  lists  and   non-competition
agreements, principally acquired in 1995 through 1998 in connection with certain asset acquisitions. Customer lists are being amortized on a straight line method over five  years,  the  average  life of customer  leases,  and  non-competition agreements.  Which generally preclude the other party from competing with the us in a  designated  geographical  area for a stated  period  of  time,  are  being amortized  on a straight  line method over their  contractual  lives which range from thirty to one hundred and twenty months.

RESERVES FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

            We make ongoing  assumptions  relating to the  collectability of our accounts  receivable.  The  accounts  receivable  amount  on our  balance  sheet includes  a reserve  for  accounts  that  might  not be paid.  Such  reserve  is evaluated and adjusted on a monthly basis by examining  our  historical  losses, aging of our trade receivables,  the credit worthiness of significant  customers based on ongoing evaluations,  and current economic trends that might impact the level of credit losses in the future. The composition of receivables consists of on-time payers, "slow" payers, and at risk receivables, such as receivables from customers  who no  longer  do  business  with us,  are  bankrupt,  or are out of
business.   Substantially  all  at  risk  receivables   greater  than  120  days
outstanding  are fully  reserved,  with the reserve of all  receivables at risk, regardless of days outstanding, exceeding 93% of the total amount as of June 30,
2003. While we believe that our current reserves are adequate to cover potential credit losses,  we cannot  predict future changes in the financial  stability of our  customers  and we cannot  guarantee  that our reserves  will continue to be adequate.  If actual credit losses are significantly greater than the reserve we have established,  that would increase our general and  administrative  expenses and reduce our  reported net income.  Conversely,  if actual  credit  losses are significantly less than our reserve,  this would eventually decrease our general and administrative expenses and increase our reported net income.

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

7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
            -----------------------------------------------------------

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of June 30, 2003, a total of $30.7 million was  outstanding  under the
Amended  Credit  Facility  with a weighted  average  interest  rate of 4.7%.  As discussed in "Liquidity and Capital Resources," we terminated the Amended Credit
Facility and entered into the Senior Facility as of August 25, 2003.  Based upon
$43.0  million  outstanding  under the Senior  Credit  Facility at September 19,
2003, our annual  interest cost under the Senior Credit  Facility would increase by approximately $0.4 million for each 1% increase in interest rates.

            In  order  to  reduce  our  exposure  to  increases  in  LIBOR,  and consequently to increases in interest payments, we entered into an interest rate swap  transaction  (the "Prior Swap") in the amount of $12.5 million (the "Prior
Notional Amount").  Pursuant to the Swap, we paid a fixed interest rate of 5.23%
per annum and received a LIBOR-based floating rate. The effect of the Prior Swap was to neutralize  any changes in LIBOR on the Prior Notional  Amount.  The Swap was  terminated  on August  25,  2003.  In  connection  with the  Senior  Credit
Facility,  we are  required to enter into an interest  rate Swap  agreement in a notional amount equal at least 50% of the aggregate of the A Term Loan and the B
Term Loan prior to November 24, 2003.

8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
            -------------------------------------------

            See page F-1.

9.          CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
            FINANCIAL DISCLOSURE.
            --------------------------------------------------------------------

            None.

9A.         CONTROLS AND PROCEDURES
            -----------------------

            EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES.  Based on our
management's  evaluation  (with the  participation  of our  principal  executive officer and principal financial officer), as of the end of the period covered by this report,  our principal  executive  officer and principal  financial officer have concluded that our disclosure  controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934, as amended,
(the  "Exchange  Act") are effective to ensure that  information  required to be disclosed  by us in reports  that we file or submit  under the  Exchange  Act is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.

            CHANGES IN INTERNAL CONTROL OVER FINANCIAL  REPORTING.  There was no
change in our internal control over financial reporting during our fourth fiscal quarter that has  materially  affected,  or is  reasonably  likely to materially affect, our internal control over financial reporting.

10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
            ---------------------------------------------------

            The information  required by Item 10 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2003 pursuant to Regulation 14A.

11.         EXECUTIVE COMPENSATION.
            -----------------------

            The information  required by Item 11 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2003 pursuant to Regulation 14A.

12.         SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS.
            --------------------------------------------------------------------

            The information  required by Item 12 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2003 pursuant to Regulation 14A.

13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            -----------------------------------------------

            The information  required by Item 13 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2003 pursuant to Regulation 14A.

14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.
            ---------------------------------------

            Not applicable.

15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
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
                                 Incorporation  of the  Company,  dated  May 10,
                                 2000. (5)

            3.5          --      Articles  of   Amendment  to  the  Articles  of
                                 Incorporation of the Company, dated November 1,
                                 2001. (7)

            3.6          --      Articles  of   Amendment  to  the  Articles  of
                                 Incorporation  of the Company,  dated March 31,
                                 2003. (1)

            3.7          --      Bylaws of the Company. (2)

            4            --      Rights  Agreement,  dated as of March 27, 2003,
                                 between  the  Company  and  Continental   Stock
                                 Transfer & Trust Company, as Rights Agent. (10)

            10.1*        --      1995 Stock Option Plan of the Company. (5)

            10.2*        --      Directors' Stock Option Plan of the Company. (2)

            10.3         --      Credit  Agreement  among the  Company,  various
                                 lenders  and  BNP  Paribas,  as  Administration
                                 Agent, dated as of August 25, 2003. (1)

            10.4         --      Senior  Subordinated  Note Purchase  Agreement,
                                 dated as of August 25, 2003 between the Company
                                 and the Investors. (1)

            10.5         --      Warrant  Agreement  dated as of August 25, 2003
                                 among the Company and the Initial Holders. (1)

            10.6         --      Special  Warrant  Agreement  dated as of August
                                 25,  2003  among the  Company  and the  Initial
                                 Holders. (1)

            10.7         --      Special  Warrant  Agreement  dated as of August
                                 25,  2003  among the  Company  and the  Initial
                                 Holder. (1)

            10.8         --      Preferred Stock Purchase Agreement, dated as of
                                 May 15,  2000,  by and  between the Company and
                                 Chase Capital Investments, L.P. (5)

            10.9         --      Preferred Stock Purchase Agreement, dated as of
                                 November  1, 2001,  by and  between the Company
                                 and Paribas North America, Inc. (7)

            10.10        --      Warrant Agreement  ("Warrant  Agreement") dated
                                 as of October  31,  1997 among the  Company and
                                 the Initial Holders. (3)

            10.11        --      Amendment No. 1 to Warrant  Agreement  dated as
                                 of November 14, 1997. (3)

            10.12        --      Amendment No. 2 to Warrant  Agreement  dated as
                                 of May 4, 1999. (4)

            10.13        --      Stock Purchase Agreement,  dated as of December
                                 7, 2000 by and between The BOC Group,  Inc.,  a
                                 Delaware corporation and the Company. (6)

            10.14        --      Stock  Purchase  Agreement,  dated as of August
                                 22,  2002,  by and  between the Company and the
                                 purchasers named therein. (9)

            10.15        --      Registration  Right  Agreement,   dated  as  of
                                 August 22, 2002, by and between the Company and
                                 the selling shareholders named therein. (8)

            10.16*       --      Employment  Agreement  between  the Company and
                                 Michael  E.  DeDomenico,  dated  as of  June 2,
                                 2000. (5)

            10.17*       --      Employment  Agreement  between  the Company and
                                 William  Scott Wade,  dated as of May 13, 2002.
                                 (9)

            10.18*       --      Employment  Agreement  between  the Company and
                                 Robert R. Galvin, dated as of October 21, 2002.
                                 (1)

            10.19*       --      Stock Option Agreement  between the Company and
                                 Craig L. Burr dated March 21, 2003. (1)

            10.20*       --      Stock Option Agreement  between the Company and
                                 Robert L. Frome dated March 21, 2003. (1)

            10.21*       --      Stock Option Agreement  between the Company and
                                 Daniel Raynor dated March 21, 2003. (1)

            10.22*       --      Stock Option Agreement  between the Company and
                                 Richard D.  Waters,  Jr.  dated March 21, 2003.
                                 (1)

            10.23*       --      Stock Option Agreement  between the Company and
                                 John E. Wilson dated March 21, 2003. (1)

            10.24*       --      Stock Option Agreement  between the Company and
                                 Craig L. Burr dated March 21, 2003. (1)

            10.25*       --      Stock Option Agreement  between the Company and
                                 Robert L. Frome dated March 21, 2003. (1)

            10.26*       --      Stock Option Agreement  between the Company and
                                 Daniel Raynor dated March 21, 2003. (1)

            10.27*       --      Stock Option Agreement  between the Company and
                                 John Walsh dated March 21, 2003. (1)

            10.28*       --      Stock Option Agreement  between the Company and
                                 Richard D.  Waters,  Jr.  dated March 21, 2003.
                                 (1)

            10.29*       --      Stock Option Agreement  between the Company and
                                 John E. Wilson dated March 21, 2003. (1)

            14           --      Code of Ethics. (1)

            23           --      Consent of  Margolin,  Winer & Evens LLP to the
                                 incorporation  by  reference  to the  Company's
                                 Registration   Statements  on  Form  S-8  (Nos.
                                 333-06705,  333- 30042 and  333-89096) and Form
                                 S-3   (No.   333-99201)   of  the   independent
                                 auditors' report included herein. (1)

            31.1         --      Section   302    Certification   of   Principal
                                 Executive Officer. (1)

            31.2         --      Section   302    Certification   of   Principal
                                 Financial Officer. (1)

            32.1         --      Section   906    Certification   of   Principal
                                 Executive Officer. (1)

            32.2         --      Section   906    Certification   of   Principal
                                 Financial Officer. (1)

            *   Indicates  a  management   contract  or  compensation   plan  or
                arrangement.

            (b) Reports on Form 8-K
                -------------------

                A report  on From 8-K dated  May 6,  2003  reporting  an Item 12 event was filed during the quarter ended June 30, 2003.

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
    (8)  Incorporated  by reference to the Company's  Registration  Statement on
         From S-3,  filed with the  Commission on September 5, 2002  (Commission
         File No. 333- 99201).
    (9)  Incorporated by reference to the Company's Form 10-K for the year ended
         June 30, 2002.
   (10)  Incorporated  by reference to the Company's  Registration  Statement on
         Form 8-A, filed on March 31, 2003.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NUCO2 INC.

Dated:  September 26, 2003                     /s/ Michael E. DeDomenico
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

Signature                         Title                       Date
---------                         -----                       ----

/s/ Craig L. Burr                 Director                    September 26, 2003
----------------------------
 Craig L. Burr

/s/ Michael E. DeDomenico         Director,                   September 26, 2003
 ---------------------------      Chief Executive Officer
 Michael E. DeDomenico

/s/ Robert L. Frome               Director                    September 26, 2003
------------------------
 Robert L. Frome

/s/ Daniel Raynor                 Director                    September 26, 2003
-----------------
 Daniel Raynor

____________________              Director
 John Walsh

/s/ Richard D. Waters, Jr.        Director                    September 26, 2003
--------------------------
Richard D. Waters, Jr.

                                  Director
------------------------
 John E. Wilson

/s/ Robert R. Galvin              Chief Financial Officer     September 26, 2003
 --------------------
 Robert R. Galvin

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

                                   NUCO2 INC.

Independent Auditors' Report .............................................F-2

Financial Statements:

        Balance Sheets as of June 30, 2003 and 2002.......................F-3

        Statements of Operations for the Fiscal Years Ended
           June 30, 2003, 2002 and 2001         ..........................F-4

        Statements of Shareholders' Equity for the Fiscal
            Years Ended June 30, 2003, 2002 and 2001......................F-5

        Statements of Cash Flows for the Fiscal Years Ended June
            30, 2003, 2002 and 2001.......................................F-6

Notes to Financial Statements.............................................F-8

Schedule II - Valuation and Qualifying Accounts for the Fiscal
   Years Ended June 30, 2003, 2002 and 2001    ...........................F-24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
NuCO2 Inc.
Stuart, Florida

We have  audited the  accompanying  balance  sheets of NuCO2 Inc. as of June 30,
2003 and 2002, and the related statements of operations,  shareholders'  equity, and cash flows for each of the three years in the period ended June 30, 2003. We have also audited the financial  statement  schedule listed in the  accompanying index.  These financial  statements and schedule are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements and schedule based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of NuCO2 Inc. as of June 30, 2003 and 2002,  and the results of its  operations and its cash flows for each of the three years in the period  ended June 30,  2003 in  conformity  with  accounting principles  generally  accepted in the United  States of America.  Also,  in our opinion, the related financial statement schedule when considered in relation to the  basic  financial  statements  taken as a  whole,  presents  fairly,  in all material respects, the information set forth herein.

As discussed in Note 1 to the financial  statements,  effective July 1, 2001 the
Company adopted Statement of Financial  Accounting  Standards No. 142, "Goodwill
and Other  Intangible  Assets,"  which  changed  the  method of  accounting  for goodwill.

                                        /s/ MARGOLIN, WINER & EVENS LLP
                                        ----------------------------------------
                                        MARGOLIN, WINER & EVENS LLP

Garden City, New York
August 8, 2003, except for Notes 5 and 6
as to which the date is August 25, 2003

                                   NUCO2 INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)
                                     ASSETS
                                                                                         June 30,
                                                                                 ------------------------

                                                                                      2003        2002
                                                                                   ---------    --------
Current assets:
    Cash and cash equivalents                                                     $     455    $   1,562
    Trade accounts receivable; net of allowance for doubtful
        accounts of $2,299 and $3,085, respectively                                   6,217        7,171
    Inventories                                                                         210          235
    Prepaid expenses and other current assets                                         1,605        1,966
                                                                                  ---------    ---------
        Total current assets                                                          8,487       10,934
                                                                                  ---------    ---------

Property and equipment, net                                                          92,448       95,084
                                                                                  ---------    ---------

Other assets:
    Goodwill, net                                                                    19,222       19,222
    Deferred financing costs, net                                                     1,593        2,524
    Customer lists, net                                                                  25          281
    Non-competition agreements, net                                                     985        1,282
    Deferred lease acquisition costs, net                                             2,892        2,991
    Other assets                                                                        194          320
                                                                                  ---------    ---------
                                                                                     24,911       26,620
                                                                                  ---------    ---------
        Total assets                                                              $ 125,846    $ 132,638
                                                                                  =========    =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                          $   2,294    $      40
    Accounts payable                                                                  4,095        3,512
    Accrued expenses                                                                  1,315        2,304
    Accrued interest                                                                    981        1,479
    Accrued payroll                                                                   1,212          897
    Other current liabilities                                                           329          371
                                                                                  ---------    ---------
        Total current liabilities                                                    10,226        8,603

Long-term debt, excluding current maturities                                         28,659       48,254
Subordinated debt                                                                    39,576       39,366
Customer deposits                                                                     3,191        2,644
                                                                                  ---------    ---------
        Total liabilities                                                            81,652       98,867
                                                                                  ---------    ---------

Commitments and contingencies
Redeemable preferred stock                                                            9,258        8,552
                                                                                  ---------    ---------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
        issued and outstanding 7,500 shares at June 30, 2003 and 2002                  --           --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 10,633,405 shares at June 30, 2003 and 8,969,059
        at June 30, 2002                                                                 11            9
    Additional paid-in capital                                                       92,938       78,584
    Accumulated deficit                                                             (57,884)     (52,945)
    Accumulated other comprehensive loss                                               (129)        (429)
                                                                                  ---------    ---------
        Total shareholders' equity                                                   34,936       25,219
                                                                                  ---------    ---------
           Total liabilities and shareholders' equity                             $ 125,846    $ 132,638
                                                                                  =========    =========

See accompanying notes to financial statements.

                                   NUCO2 INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                Years Ended June 30,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          --------    --------    ---------

 Net sales                                                $ 74,409    $ 72,312    $ 67,633
                                                          --------    --------    --------

 Costs and expenses:
     Cost of products sold,
         excluding depreciation and amortization            35,538      35,491      33,177
     Selling, general and administrative expenses           17,485      17,614      17,368
     Depreciation and amortization                          17,167      16,319      17,475
     Loss on asset disposal                                  1,671       4,661       4,891
                                                          --------    --------    --------
                                                            71,861      74,085      72,911
                                                          --------    --------    --------

 Operating income (loss)                                     2,548      (1,773)     (5,278)

 Interest expense                                            7,487       8,402      10,207

 Loss on early extinguishment of debt                         --           796        --
                                                          --------    --------    --------

     Net (loss)                                           $ (4,939)   $(10,971)   $(15,485)
                                                          ========    ========    ========

 Basic and diluted earnings per common share

     Net (loss)                                           $  (0.54)   $  (1.32)   $  (2.01)
                                                          ========    ========    ========

     Weighted average number of common and common
       equivalent shares outstanding, basic and diluted     10,396       8,742       7,926
                                                          ========    ========    ========

See accompanying notes to financial statements.

                                   NUCO2 INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                        Accumulated
                                                                             Additional                   Other          Total
                                                                              Paid-In    Accumulated   Comprehensive  Shareholders'
                                                     Common Stock             Capital      Deficit         Loss          Equity
                                                     ------------             -------      -------         ----          ------
                                                  Shares        Amount
                                                  ------        ------
Balance, June 30, 2000                           7,275,015    $         7   $    64,722    $   (26,489)   $      --      $   38,240
Comprehensive (loss):
    Net (loss)                                        --             --            --          (15,485)          --         (15,485)
    Other comprehensive expense:
        Interest rate swap transaction                --             --            --             --             (343)         (343)
                                                                                                                         ----------
Total comprehensive (loss)                                                                                                  (15,828)
Redeemable preferred stock dividend                   --             --            (416)          --             --            (416)
Issuance of 1,111,111 shares of common stock     1,111,111              1         9,918           --             --           9,919
Issuance of 264,999 shares of common stock-
    exercise of options                            264,999              1         2,066           --             --           2,067
                                               -----------    -----------   -----------    -----------    -----------    ----------
Balance, June 30, 2001                           8,651,125              9        76,290        (41,974)          (343)       33,982
                                               -----------    -----------   -----------    -----------    -----------    ----------

Comprehensive (loss):
    Net (loss)                                        --             --            --          (10,971)          --         (10,971)
Other comprehensive expense:
    Interest rate swap transaction                    --             --            --             --              (86)          (86)
                                                                                                                         ----------
Total comprehensive (loss)                                                                                                  (11,057)
Redeemable preferred stock dividend                   --             --            (586)          --             --            (586)
Issuance of 65,574 shares of common stock -
    exercise of warrants                            65,574           --             436           --             --             436
Issuance of 252,360 shares of common stock -
    exercise of options                            252,360           --           2,444           --             --           2,444
                                               -----------    -----------   -----------    -----------    -----------    ----------
Balance, June 30, 2002                           8,969,059              9        78,584        (52,945)          (429)       25,219
                                               -----------    -----------   -----------    -----------    -----------    ----------

Comprehensive (loss):
    Net (loss)                                        --             --            --           (4,939)          --          (4,939)
    Other comprehensive income:
        Interest rate swap transaction                --             --            --             --              300           300
                                                                                                                         ----------
Total comprehensive (loss)                                                                                                   (4,639)
Redeemable preferred stock dividend                   --             --            (706)          --             --            (706)
Issuance of 500 shares of common stock -
    exercise of options                                500           --               6           --             --               6
Issuance of 1,663,846 shares of common stock     1,663,846              2        15,054           --             --          15,056
                                               -----------    -----------   -----------    -----------    -----------    ----------
Balance, June 30, 2003                          10,633,405    $        11   $    92,938    $   (57,884)   $      (129)   $   34,936
                                               ===========    ===========   ===========    ===========    ===========    ==========

See accompanying notes to financial statements.

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Years Ended June 30,
                                                                            --------------------
                                                                       2003        2002         2001
                                                                       ----        ----         ----

Cash flows from operating activities:
Net (loss)                                                          $ (4,939)   $(10,971)   $(15,485)
   Adjustments to reconcile net (loss) to net cash
      provided by operating activities:
          Depreciation and amortization of property and equipment     13,836      12,604      12,349
          Amortization of other assets                                 3,331       3,715       5,126
          Amortization of original issue discount                        210         201         197
          Loss on asset disposal                                       1,671       4,661       4,891
          Loss on early extinguishment of debt                          --           796        --
          Changes in operating assets and liabilities:
            Decrease (increase) in:
              Trade accounts receivable                                  954         575       1,116
              Inventories                                                 25         (36)         23
              Prepaid expenses and other current assets                  361        (747)       (306)
            Increase (decrease) in:
              Accounts payable                                           743         714      (5,562)
              Accrued expenses                                          (989)       (634)      2,356
              Accrued payroll                                            316          17         504
              Accrued interest                                          (198)         51        (485)
              Other current liabilities                                  (42)        (43)        151
              Customer deposits                                          547         (45)        338
                                                                    --------    --------    --------

              Net cash provided by operating activities               15,826      10,858       5,213
                                                                    --------    --------    --------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                       19          91          31
   Purchase of property and equipment                                (12,752)    (11,675)    (10,509)
   Increase in non-competition agreements                               (160)       (160)        (80)
   Acquisition of businesses                                            --          --           (36)
   Increase in deferred lease acquisition costs                       (1,125)       (928)     (1,164)
   Decrease (increase) in other assets                                   127        (145)         (3)
                                                                    --------    --------    --------

              Net cash used in investing activities                 $(13,891)   $(12,817)   $(11,761)
                                                                    --------    --------    --------

See accompanying notes to financial statements.

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)

                                                                            Years Ended June 30,
                                                                            --------------------
                                                                       2003       2002         2001
                                                                       ----       ----         ----

Cash flows from financing activities:
   Proceeds from issuance of common stock                           $ 16,222    $   --      $  9,919
   Issuance costs - common stock                                      (1,168)       --          --
   Proceeds from issuance of redeemable preferred stock                 --         2,500        --
   Net proceeds from issuance of long-term debt
      and subordinated debt                                             --        50,000       5,900
   Repayment of long-term debt                                       (17,340)    (49,887)    (10,833)
   Increase in deferred financing costs                                 (762)     (2,598)       (158)
   Exercise of options and warrants                                        6       2,880       2,067
                                                                    --------    --------    --------

              Net cash (used in) provided by financing activities     (3,042)      2,895       6,895
                                                                    --------    --------    --------

(Decrease) increase in cash and cash equivalents                      (1,107)        936         347
Cash and cash equivalents, beginning of year                           1,562         626         279
                                                                    --------    --------    --------

Cash and cash equivalents, end of year                              $    455    $  1,562    $    626
                                                                    ========    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:

      Interest                                                      $  7,475    $  8,066    $ 10,497
                                                                    ========    ========    ========

      Income taxes                                                  $   --      $   --      $   --
                                                                    ========    ========    ========

Supplemental disclosure of non-cash investing and financing activities:

            In 2003, 2002 and 2001, the Company increased the carrying amount of the  redeemable  preferred  stock by $706,  $586,  and $416,  respectively,  for dividends that have not been paid and  accordingly  reduced  additional  paid-in capital by a like amount.

            In 2001, the Company transferred the net realizable value of certain fixed assets held for sale in the amount of $237 to other assets.

            In 2001, the Company entered into a non-competition agreement with a former executive officer in the amount of $480. At June 30, 2003, 2002 and 2001, the unpaid  portion of the agreement  totaled $80, $240 and $400,  respectively, and is included in accounts payable.

See accompanying notes to financial statements.

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 1 -    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (a)    BASIS OF PRESENTATION

                   The financial  statements  include the accounts of NuCO2 Inc.
and its wholly-owned subsidiary,  NuCO2 Acquisition Corp., which was merged into
the  Company   during  the  fiscal  year  ended  June  30,  2002.  All  material intercompany accounts and transactions have been eliminated.

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

            (f)    GOODWILL AND OTHER INTANGIBLE ASSETS

                   Goodwill,   net  of  accumulated   amortization   of  $5,006,
represents the cost in excess of the fair value of the tangible and identifiable intangible  net assets of businesses  acquired and,  prior to July 1, 2001,  was amortized on a straight-line  method over 20 years.  Effective July 1, 2001, the
Company adopted Statement of Financial  Accounting  Standards No. 142, "GOODWILL
AND OTHER INTANGIBLE  ASSETS,"  pursuant to which,  goodwill and indefinite life intangible  assets are no longer amortized but are subject to annual  impairment tests.  Other intangible  assets with finite lives continue to be amortized on a straight-line  method over the periods of expected benefit.  The Company's other intangible  assets  consist of customer  lists and  non-competition  agreements, principally  acquired in 1995 through  1998 in  connection  with  certain  asset acquisitions.  Customer lists are being amortized on a straight line method over five years, the average life of customer leases, and non-competition agreements, which  generally  preclude the other party from  competing with the Company in a designated geographical area for a stated period of time, are being amortized on a straight line method over their  contractual  lives which range from thirty to

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

one  hundred  and twenty  months.  Non-competition  agreements  also  include an agreement  entered into in January 2001,  for $480,  with the  Company's  former
Chief Executive Officer and Chairman of the Board of Directors,  precluding this former officer from competing with the Company for a period of five years.

            (g)    DEFERRED FINANCING COST, NET

                   Financing costs are being amortized on a straight-line method over the term of the related  indebtedness,  ranging from fifteen to eighty-four months.  Accumulated  amortization  of financing  costs was $4,007 and $2,313 at
June 30, 2003 and 2002, respectively.

            (h)    DEFERRED LEASE ACQUISITION COSTS, NET

                   Deferred lease acquisition costs, net, consist of commissions associated  with the  acquisition of new leases and are being amortized over the life of the  related  leases,  generally  five to six  years on a  straight-line method.  Accumulated amortization of deferred lease acquisition costs was $5,508 and  $4,687  at June  30,  2003  and  2002,  respectively.  Upon  early  service termination,  the unamortized  portion of deferred lease  acquisition  costs are expensed.

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

            (k)    NET LOSS PER COMMON SHARE

                   Net loss per common  share is presented  in  accordance  with
SFAS No. 128,  "Earnings per Share." Basic earnings per common share is computed using the  weighted  average  number of common  shares  outstanding  during  the period.  Diluted  earnings per common share  incorporate the incremental  shares issuable  upon the assumed  exercise of stock options and warrants to the extent they are not anti-dilutive.

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

            (m)    IMPAIRMENT OF LONG-LIVED ASSETS

                   Long-lived assets,  other than goodwill,  consist of property and equipment, customer lists, and non-competition agreements. Long-lived assets being  retained  for use by the Company are tested for  recoverability  whenever events or changes in  circumstances  indicate that their carrying values may not be  recoverable by comparing the carrying value of the assets with the estimated future  undiscounted  cash flows that are directly  associated with and that are expected to arise as a direct result of the use and eventual  disposition of the

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

asset.  Impairment  losses  are  recognized  only if the  carrying  amount  of a long-lived  asset is not  recoverable  and exceeds the asset's  fair value.  The impairment  loss would be calculated as the  difference  between asset  carrying values and the fair value of the asset with fair value generally estimated based on the present value of the estimated future net cash flows.

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

            (o)    STOCK-BASED COMPENSATION

                   At  June  30,   2003,   the  Company   had  two   stock-based
compensation  plans  which  are more  fully  described  in Note 8.  The  Company accounts for these plans under the recognition and measurement principles of APB
Opinion  No.  25,  "Accounting  for Stock  Issued  to  Employees,"  and  related interpretations.  No  stock-based  compensation  cost is reflected in net income
(loss),  as all options granted under these plans had an exercise price equal to the  market  value of the  underlying  Common  Stock on the date of  grant.  The following table  illustrates the effect on net income (loss) and earnings (loss)
per share if the Company had applied the fair value  recognition  provisions  of
SFAS  No.  123,  "Accounting  for  Stock-Based   Compensation,"  to  stock-based
compensation.

                                                             2003        2002        2001
                                                             ----        ----        ----
Net (loss), as reported                                   $ (4,939)   $(10,971)   $(15,485)
Less:
   Stock-based compensation
       - fair value measurement                             (1,085)       (985)       (544)
                                                          --------    --------    --------
Net (loss), pro forma                                       (6,024)    (11,956)    (16,029)
Preferred stock dividends                                     (706)       (586)       (416)
                                                          --------    --------    --------
Net (loss) available to common shareholders - pro forma   $ (6,730)   $(12,542)   $(16,445)
                                                          ========    ========    ========

Basic and diluted loss per share - reported               $  (0.54)   $  (1.32)   $  (2.01)
                                                          ========    ========    ========
Basic and diluted loss per share - pro forma              $  (0.64)   $  (1.43)   $  (2.07)
                                                          ========    ========    ========

Expected volatility                                          40%         40%         40%
Risk free interest rate                                  2.6% - 3.2%  3.7% - 4.8% 4.6% - 6.0%
Expected dividend yield                                      0%          0%          0%
Expected lives                                            3-4 years    1-5 years   1-5 years

            (p)    INTERNAL USE SOFTWARE

                   Computer  software  developed or obtained for internal use is included in property and  equipment  and is  accounted  for in  accordance  with
Statement  of Position  98-1,  "ACCOUNTING  FOR THE COSTS OF  COMPUTER  SOFTWARE
DEVELOPED OR OBTAINED FOR INTERNAL USE". The Company  expenses all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized on a straight-line method over the estimated useful life of the software, three to five years.

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

            (q)    VENDOR REBATES

                   Pursuant to EITF 02-16,  "ACCOUNTING BY A CUSTOMER (INCLUDING
A  RESELLER)  FOR CERTAIN  CONSIDERATION  RECEIVED  FROM A VENDOR,"  the Company
recognizes  rebates  received from its supplier of bulk CO2 tanks as a reduction of  capitalizable  cost. The Company  received rebates of $393 during the fiscal year ended June 30, 2003.

            (r)    TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

                   The Company  invoices its customers on a monthly basis,  with payment due within 30 days of the  invoice  date.  The Company  does not provide discounts for early payment, or add financing charges to late payments.

                   In conjunction  with its trade  receivables,  the Company has established a reserve for accounts that might not be  collectable.  Such reserve is  evaluated  and  adjusted  on a  monthly  basis by  examining  the  Company's historical  losses,  aging of its trade  receivables,  the credit  worthiness of significant customers based on ongoing evaluations,  and current economic trends that might impact the level of credit losses in the future.  The  composition of receivables consists of on-time payers,  "slow" payers, and at risk receivables, such as  receivables  from customers who no longer do business with the Company, are bankrupt, or out of business.  Substantially all at risk receivables greater than  120  days  outstanding  are  fully  reserved,  with  the  reserve  of  all receivables at risk, regardless of days outstanding,  exceeding 93% of the total amount at risk as of June 30, 2003.

            (s)    RECENT ACCOUNTING PRONOUNCEMENTS

                   In April  2002,  the  Financial  Accounting  Standards  Board
("FASB") issued SFAS No. 145,  "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64,
AMENDMENT OF FASB  STATEMENT  NO. 13, AND TECHNICAL  CORRECTIONS"  ("SFAS 145").
Among other things,  SFAS 145 rescinds the provisions of SFAS No. 4 that require companies  to classify  certain  gains and losses from debt  extinguishments  as extraordinary  items.  The provisions of SFAS 145 related to  classification  of debt  extinguishments  are  effective for fiscal years  beginning  after May 15,
2002.  Gains  and  losses  from  extinguishment  of debt will be  classified  as extraordinary  items only if they meet the  criteria in APB Opinion No. 30 ("APB
30");  otherwise  such losses will be  classified  as a component of  continuing operations.  The Company adopted SFAS 145 during the quarter ended September 30,
2002. In accordance with APB 30 and SFAS 145, the Company  reclassified the $796 extraordinary  loss on the early  extinguishment  of debt for  fiscal  2002 to a component of continuing operations.

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

                   In December 2002,  the FASB issued SFAS No. 148,  "ACCOUNTING
FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE" ("SFAS 148"). SFAS 148
amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED  COMPENSATION" ("SFAS 123"), to
provide  alternative  methods of transition  for a voluntary  change to the fair value based method of  accounting  for  stock-based  employee  compensation.  In addition,  SFAS 148 amends the  disclosure  requirements  of SFAS 123 to require prominent  disclosure in both annual and interim financial  statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported  results.  The  provisions of SFAS 148 are effective for financial  statements  for fiscal years ending after  December 15, 2002. The adoption of SFAS 148 had no impact on the Company's financial position,  results of operations or cash flows for the periods presented.

                   In the first quarter of fiscal 2003, the Company  adopted SOP
01-06,   "ACCOUNTING  BY  CERTAIN  ENTITIES   (INCLUDING   ENTITIES  WITH  TRADE
RECEIVABLES)  THAT LEND TO OR FINANCE THE  ACTIVITIES OF OTHERS" ("SOP  01-06").
SOP  01-06  addresses  disclosures  on  accounting  policies  relating  to trade accounts  receivable  and is effective  prospectively  for financial  statements issued for fiscal years  beginning  after December 15, 2001. The adoption of SOP
01-06 had no impact on the Company's financial  position,  results of operations or cash flows for the periods presented.

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                   In April 2003,  the FASB issued SFAS No. 149,  "AMENDMENT  OF
STATEMENT 133 ON DERIVATIVE  INSTRUMENTS  AND HEDGING  ACTIVITIES" ("SFAS 149").
SFAS No.  149  amends and  clarifies  financial  accounting  and  reporting  for derivative  instruments,  including certain derivative  instruments  embedded in other  contracts  (collectively  referred  to as  derivatives)  and for  hedging activities  under SFAS No. 133. SFAS No. 149 is effective for contracts  entered into or modified after June 30, 2003,  and hedging  relations  designated  after
June 30, 2003,  except for those provisions of SFAS No. 149 which relate to SFAS
No. 133 implementation  issues that have been effective for fiscal quarters that began  prior to June  15,  2003.  For  those  issues,  the  provisions  that are currently  in effect  should  continue  to be applied in  accordance  with their respective  effective  dates. In addition,  certain  provisions of SFAS No. 149, which relate to forward  purchases or sales of  when-issued  securities or other securities that do not yet exist,  should be applied to both existing  contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's  financial  position, results of operations or cash flows.

                   In May 2003,  the FASB issued SFAS No. 150,  "ACCOUNTING  FOR
CERTAIN  FINANCIAL  INSTRUMENTS  WITH  CHARACTERISTICS  OF BOTH  LIABILITIES AND
EQUITY"  ("SFAS  150").  SFAS No. 150  establishes  standards  for how an issuer classifies and measures certain financial  instruments with  characteristics  of both  liabilities  and equity.  SFAS No. 150 requires that an issuer  classify a financial  instrument  that is within the scope of SFAS No. 150 as a  liability.
SFAS No. 150 is effective  for  financial  instruments  entered into or modified after May 31, 2003, and otherwise is effective  beginning September 1, 2003. The adoption  of SFAS No.  150 is not  expected  to have a  material  effect  on the
Company's financial position, results of operations or cash flows.

                   In May 2003, the EITF reached a consensus on Issue No. 00-21,
"REVENUE  ARRANGEMENTS WITH MULTIPLE  DELIVERABLES"  ("EITF 00-21").  EITF 00-21
addresses  certain aspects of the accounting by a vendor for arrangements  under which the vendor will perform multiple revenue generating activities. Currently, the  Company,  as  lessor,  recognizes  revenue  from  leasing  CO2  systems  on straight-line  basis over the life of the related  leases.  As discussed in Note
1(i) , the majority of CO2 system leases generally  include payments for leasing the equipment and a continuous  supply of CO2. For periods  beginning after June
15, 2003,  EITF 00-21 will require the Company to segregate the  recognition  of revenues  derived from the lease portion of these  agreements  from the revenues derived from CO2 usage.  Such segregation may impact the recognition of revenues on a quarterly basis as CO2 usage by the average  customer  fluctuates  during a fiscal  year based on factors  such as weather,  traditional  summer and holiday periods.  The  Company  is  currently  evaluating  the  potential  impact of the
implementation  of  EITF  00-21  on  its  financial   position  and  results  of
operations.

NOTE 2 -    PROPERTY AND EQUIPMENT, NET

            Property and equipment, net consists of the following:

                                                                As of June 30,
                                                           --------------------
                                                              2003       2002
                                                              ----       ----
          Leased equipment                                 $127,463   $119,773
          Equipment and cylinders                            16,405     15,357
          Tanks held for installation                         4,808      4,868
          Vehicles                                              300        325
          Computer equipment and software                     4,356      3,897
          Office furniture and fixtures                       1,643      1,406
          Leasehold improvements                              1,846      1,674
                                                           --------   --------
                                                            156,821    147,300
          Less accumulated depreciation and amortization     64,373     52,216
                                                           --------   --------

                                                           $ 92,448   $ 95,084
                                                           ========   ========

            Capitalized   component  parts  and  direct  costs  associated  with
installation  of equipment  leased to others  included in leased  equipment  was
$36,683  and  $32,406  at June 30,  2003  and  2002,  respectively.  Accumulated depreciation and amortization of these costs was $22,450 and $18,258 at June 30,
2003 and 2002, respectively.  Upon early service termination, the Company writes
off  the  remaining  net  book  value  of  direct  costs   associated  with  the
installation of equipment.

            Depreciation and amortization of property and equipment was $13,836,
$12,604  and  $12,349  for the  years  ended  June 30,  2003,  2002,  and  2001, respectively.

            In June 2001, the Company adopted a plan to discontinue installation of 50 and 100 pound  tanks and to dispose of the 50 and 100 pound tanks held for installation.  The Company's  supply of  uninstalled  50 and 100 pound tanks was written down to estimated fair value of $163, and a loss of $1,155 was reflected

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

in the statement of operations within the caption, loss on asset disposal. These tanks were disposed of in fiscal 2002. During fiscal 2002, an additional loss in the amount of $1,125 was recognized relating to 50 and 100 pound tanks that were removed  from  service  during  the year.  Management  continued  to review  the recoverability  of the  remaining  50 and 100 pound tanks in service and in June
2002,  adopted  a plan to  replace  all 50 and 100  pound  tanks in  service  at customers  over a three to four year period.  The Company's  decision to replace these  small  tanks was  based on an  evaluation  of  undiscounted  cash  flows, contribution to fixed depot overhead,  pricing and targeted margins. As a result of the  Company's  decision,  the  remaining 50 and 100 pound tanks were written down to their  estimated  fair  value and a loss on  impairment  of  $1,809  was recorded in June 2002.  As of June 30, 2003 and 2002,  the net book value of the
50 and 100 pound tanks  still in service  was $1,313 and  $2,765,  respectively, which is being  depreciated  over the remaining  period of time that these tanks are expected to be utilized.

NOTE 3 -    GOODWILL AND OTHER INTANGIBLE ASSETS

            The Company  adopted  SFAS 142 as of July 1, 2001,  resulting  in no goodwill  amortization  expense  for the  years  ended  June 30,  2003 and 2002.
Goodwill and indefinite life intangible  assets are no longer  amortized but are subject to annual impairment tests. The Company was not required to recognize an impairment  of  goodwill.  If the  guidance of the  statement  had been  applied retroactively,  prior year results  would have been  different  than  previously reported.  A reconciliation of net income as reported to adjusted net income for the exclusion of goodwill amortization is as follows:

                                                            Fiscal Year Ended June 30,
                                                     ------------------------------------------
                                                          2003         2002           2001
                                                          ----         ----           ----
Net (loss) - as reported                             $  (4,939)     $  (10,971)     $  (15,485)
Goodwill amortization                                     --              --             1,212
                                                     ---------      ----------      ----------
Net (loss) - as adjusted                             $  (4,939)     $  (10,971)     $  (14,273)
                                                     =========      ==========      ==========

Based and diluted (loss) per share - as reported     $   (0.54)     $    (1.32)     $    (2.01)
Goodwill amortization                                     --              --              0.15
                                                     ---------      ----------      ----------
Based and diluted (loss) per share - as adjusted     $   (0.54)     $    (1.32)     $    (1.86)
                                                     =========      ==========      ==========

Information regarding the Company's goodwill and other intangible assets is as follows:

                                                                   Accumulated      Net Book
As of June 30, 2003:                                    Cost       Amortization      Value
                                                     --------      ------------     ---------
Goodwill                                             $ 24,228       $ 5,006         $ 19,222
Non-competition agreements                              3,110         2,125              985
Customer lists                                          5,370         5,345               25
                                                     --------       -------         --------
                                                     $ 32,708       $12,476         $ 20,232
                                                     ========       =======         ========

As of June 30, 2002:
Goodwill                                             $ 24,228       $ 5,006         $ 19,222
Non-competition agreements                              3,110         1,828            1,282
Customer lists                                          5,370         5,089              281
                                                     --------       -------         --------
                                                     $ 32,708       $11,923         $ 20,785
                                                     ========       =======          =======

            Amortization  expense for other intangible  assets was $552,  $1,155 and $1,235 for the years ended June 30, 2003, 2002 and 2001, respectively. There were no  adjustments  or changes  in  amortization  periods of other  intangible assets as a result of the initial application of SFAS 142.

            Estimated  amortization  expense  for each of the next five years is
$307,  $279,  $226,  $161, and $37 for fiscal years ending June 30, 2004,  2005,
2006, 2007, and 2008, respectively.

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 4 -LEASES

            The Company leases equipment to its customers  generally pursuant to five-year or six-year  non-cancelable  operating  leases which expire on varying dates  through June 2009.  At June 30,  2003,  future  minimum  rentals due from customers which includes, where applicable, a continuous supply of CO2 (see Note
1(i)), are approximately as follows:

                     Year Ending June 30,
                     --------------------
                          2004                        $  41,273
                          2005                           37,530
                          2006                           27,751
                          2007                           18,075
                          2008                           11,769
                          Thereafter                      4,296
                                                      ---------
                                                      $ 140,694
                                                      =========

            As discussed in Note 1(s),  the Company is currently  evaluating the potential  impact  of EITF  00-21  on its  financial  position  and  results  of operations.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                      As of June 30,
                                                                                                      --------------
                                                                                                   2003           2002
                                                                                                   ----           ----
Note payable to bank under credit  facility.  Drawings at June 30, 2003 and 2002 are at a
    weighted average interest rate of 4.70% and 5.39%, respectively.                            $   30,700     $  48,000
Various notes payable                                                                                  253           294
                                                                                                ----------     ---------
                                                                                                    30,953        48,294
Less current maturities of long-term debt                                                            2,294            40
                                                                                                ----------     ---------
       Long-term debt, excluding current maturities                                             $   28,659     $  48,254
                                                                                                ==========     =========

            (a)   FACILITIES AS OF JUNE 30, 2003

                  In September  2001,  the Company  entered into a $60.0 million second amended and restated  revolving credit facility with a syndicate of banks
("Amended  Credit  Facility").  This  facility  replaced  the  Company's  former facility,  which  was due to expire in May 2002.  The  Amended  Credit  Facility contains  interest  rates and an unused  commitment  fee based on a pricing grid calculated  quarterly  on total  debt to  annualized  EBITDA (as  defined).  The
Company is entitled to select the Base Rate or LIBOR,  plus  applicable  margin, for principal  drawings under the Amended Credit Facility.  The applicable LIBOR margin  pursuant to the pricing grid currently  ranges from 2.50% to 4.75%,  the applicable unused commitment fee pursuant to the pricing grid ranges from 0.375%
to 0.50% and the  applicable  Base Rate  margin  pursuant  to the  pricing  grid currently  ranges  from 1.50% to 3.75%.  Interest  only is payable  periodically until the expiration of the Amended Credit Facility. The Amended Credit Facility
is collateralized  by substantially  all of the Company's assets.  Additionally, the Company is precluded from declaring or paying any cash dividends, except the
Company may accrue and accumulate, but not pay, cash dividends on the redeemable preferred  stock.  The Company is also required to meet certain  affirmative and negative covenants including, but not limited to, financial covenants.

                  The  Company is required  to assess  compliance  with its debt covenants  under  the  Amended  Credit  Facility  on a  quarterly  basis.  These financial  covenants  are  based  on a  measure  that  is  not  consistent  with accounting  principles generally accepted in the United States of America.  Such measure is EBITDA (as  defined),  which  represents  earnings  before  interest,
taxes,   depreciation   and   amortization,   as  modified  by  certain  defined
adjustments.  The failure to meet these covenants, absent a waiver or amendment, would  place the  Company in default  and cause the debt  outstanding  under the
Amended  Credit  Facility to become  immediately  due and  payable.  The Amended
Credit Facility also includes certain cross-default  provisions to the Company's
12% Senior Subordinated Promissory Notes (see Note 6).

                  Prior  to June 30,  2002,  the  Amended  Credit  Facility  was
amended to adjust  certain  financial  covenants for the quarter ended March 31,
2002 and prospectively,  and non-compliance with the minimum EBITDA covenant for the three  months  ended  March 31,  2002 was  waived.  As of June 30,  2002 the
Company  was not in  compliance  with  certain of its  financial  covenants.  On
September 27, 2002,  the Amended  Credit  Facility was amended to adjust certain financial  covenants  for the quarter  ended June 30, 2002,  and  prospectively, non-compliance  with its financial covenants for the three months ended June 30,
2002 was waived, and the maturity of the Amended Credit Facility was extended to
November 17, 2003. As of September 30, 2002, the Company was in compliance  with

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

all of the financial covenants under the Amended Credit Facility. On February 7,
2003,  the  Amended  Credit  Facility  was amended to adjust  certain  financial
covenants   for  the  quarter  ended   December  31,  2002  and   prospectively,
non-compliance  with the minimum  EBITDA  covenant  for the three  months  ended
December 31, 2002 was waived,  the maturity of the Amended  Credit  Facility was extended to April 29, 2004, and the Amended Credit Facility was reduced to $45.0 million.  As of March 31, 2003 and June 30, 2003,  the Company was in compliance with all of the financial covenants under the Amended Credit Facility.

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

                  The Company uses derivative  instruments to manage exposure to interest rate risks.  The Company's  objectives for holding  derivatives  are to minimize the risks using the most  effective  methods to eliminate or reduce the impacts of this  exposure.  As of June 30,  2003,  the Company was a party to an interest rate swap agreement (the "Prior Swap") with a notional  amount of $12.5 million and a scheduled  termination date of September 28, 2003. Under the Prior
Swap,  the Company pays a fixed  interest rate of 5.23% per annum and receives a
LIBOR-based floating rate.

                   The Prior Swap,  which is designated as a cash flow hedge, is deemed to be a highly effective transaction, and accordingly, the gain/(loss) on the  derivative  instrument  is reported as a component  of other  comprehensive income/(loss).  For the years ended June 30,  2003,  2002 and 2001,  the Company recorded a gain/(loss) of $300, $(86) and $(343), respectively, representing the change in fair value of the Prior Swap, as other comprehensive income.

            (b)   REFINANCING EFFECTIVE AUGUST 25, 2003

                  On August 25, 2003, the Company  terminated the Amended Credit
Facility  and  entered  into a  $50.0  million  senior  credit  facility  with a syndicate of banks (the "Senior Credit  Facility").  The Senior Credit  Facility
consists of a $30.0 million A term loan  facility  (the "A Term Loan"),  a $10.0 million B term loan facility (the "B Term Loan"),  and a $10.0 million revolving loan facility (the "Revolving Loan Facility"). The A Term Loan matures on August
25,  2007,  the B Term Loan  matures on August 25, 2008 and the  Revolving  Loan
Facility  matures on August 25, 2007. The B Term Loan is subordinate in right of payment to the A Term Loan and borrowings under the Revolving Loan Facility. The
Company is entitled to select either  Eurodollar Loans (as defined) or Base Rate
Loans (as defined),  plus applicable margin, for principal  borrowings under the
Senior Credit Facility.  The applicable  Eurodollar Loan margin for A Term Loans and borrowings pursuant to the Revolving Loan Facility ranges from 3.5% to 4.0%, and the applicable Base Rate Loan margin ranges from 2.5% to 3.0%, provided that until delivery to the lenders of our financial statements for the quarter ending
June 30, 2004,  the margin on  Eurodollar  Loans is 4.0% and the margin for Base
Rate Loans is 3.0%.  The  applicable  Eurodollar  Loan margin and Base Rate Loan margin for B Term  Loans is 7.5% and 6.5%,  respectively.  Applicable  margin is determined by a pricing grid based on the Company's  Consolidated Total Leverage
Ratio (as defined). At closing, the Company borrowed the A Term Loan, the B Term
Loan and $3.0 million under the  Revolving  Loan  Facility.  Interest is payable periodically  on  borrowings  under the Senior  Credit  Facility.  In  addition, commencing on December 31, 2003 and on the last day of each quarter  thereafter, the  Company is  required  to make  principal  repayments  of the A Term Loan in increasing  amounts.  The Senior Credit Facility is collateralized by all of the
Company's  assets.  Additionally,  the Company is  precluded  from  declaring or paying any cash  dividends,  except it may accrue and  accumulate,  but not pay, cash dividends on its outstanding  redeemable  preferred  stock.  The Company is also required to meet certain affirmative and negative covenants,  including but not limited to financial covenants.

                  The Company  will be required  to assess its  compliance  with financial covenants under the Senior Credit Facility on a quarterly basis. These financial  covenants  are  based  on a  measure  that  is  not  consistent  with accounting  principles generally accepted in the United States of America.  Such measure is EBITDA (as  defined),  which  represents  earnings  before  interest, taxes,  depreciation  and  amortization,  as further modified by certain defined

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

adjustments.  The failure to meet these covenants, absent a waiver or amendment, would  place the  Company in default  and cause the debt  outstanding  under the
Senior Credit Facility to immediately become due and payable.  The Senior Credit
Facility  also  includes  certain  cross-default  provisions to our 16.3% Senior
Subordinated Notes Due February 27, 2009.

                  The $43.0 million drawn under the Senior Credit Facility has a weighted average interest rate of 6.04%. Pursuant to SFAS No. 6, "CLASSIFICATION
OF SHORT-TERM  OBLIGATIONS EXPECTED TO BE REFINANCED," the amounts due under the
Amended  Credit  Facility as of June 30, 2003 were  classified  on the Company's balance sheet as long-term debt.

                  In connection with the  refinancing,  during the first quarter of  fiscal  2004  the  Company  will  recognize  a loss  from the  write-off  of unamortized  financing  costs  associated  with the Amended Credit  Facility and record $2,203 in financing  costs  associated  with the Senior Credit  Facility.
Such costs will be amortized over the life of the Senior Credit Facility.  Based on outstanding  borrowings as of August 25, 2003, the weighted average effective interest  rate of the Senior Credit  Facility,  including  the  amortization  of deferred  financing  costs,  is 7.06%.  As of June 30, 2003,  unamortized  costs associated with the Amended Credit Facility were $935.

                  The  aggregate  maturities  of long-term  debt for each of the five  years  subsequent  to  June  30,  2003,  based  on  the  August  25,  2003 refinancing, are as follows:

                            Year Ending June 30,
                            --------------------
                                 2004                     $  2,294
                                 2005                        6,048
                                 2006                        9,302
                                 2007                       11,557
                                 2008                        4,052

                  The  Prior  Swap  was   terminated  on  August  25,  2003.  In
connection with the termination of the Prior Swap prior to maturity, the Company paid  $129.  In  connection  with the Senior  Credit  Facility,  the  Company is required  to enter into an interest  rate Swap  agreement  in a notional  amount equal to at least  50% of the  aggregate  of the A Term Loan and the B Term Loan prior to November 24, 2003.

NOTE 6 -    SUBORDINATED DEBT

            (a)   FACILITIES AS OF JUNE 30, 2003

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

                  On May 4, 1999,  the Company sold an additional  $10.0 million of its 12% Senior Subordinated  Promissory Notes (the "1999 Notes").  Except for
their October 31, 2005 maturity date, the 1999 Notes are substantially identical to the 1997 Notes  described  above.  The 1999  Notes were sold with  detachable
6-1/2 year  warrants to purchase an aggregate of 372,892  shares of common stock at an exercise  price of $6.65 per share,  of which  65,574 were  exercised  and converted to shares of common stock during the year ended June 30, 2002.

                  In return for modifying certain financial  covenants governing the 1997  Notes,  the  exercise  price of  612,053  of the  warrants  issued  in connection  with the 1997 Notes was reduced to $6.65 per share.  On May 4, 1999, the trading range of the Company's common stock was $6.44 to $6.88 per share. To assist  with  the  valuation  of the  newly  issued  warrants  and the  repriced warrants,  the Company hired an outside consultant.  Utilizing the Black-Scholes
Model, the warrants issued with the 1997 Notes were valued at $1.26 per warrant, or an aggregate  value of $773,702,  and the warrants issued with the 1999 Notes

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

at $1.47 per  warrant,  or an  aggregate  value of  $549,032.  Both  amounts are reflected as Additional Paid-In Capital,  offset by the Original Issue Discount, which is netted  against  the  outstanding  balance  of the 1997  Notes and 1999
Notes.  On August  22,  2002,  in  conjunction  with the  private  placement  of
1,663,846  shares of the  Company's  Common Stock (see Note 5(a)),  the warrants issued in conjunction with the 1997 Notes and 1999 Notes were adjusted  pursuant to anti-dilution  provisions to provide for the purchase of an additional 21,906 shares of the Company's Common Stock. After giving effect to the amortization of the Original Issue  Discount,  the effective  interest rate on the 1999 Notes is
13.57% per annum.

                  As of June 30, 2003, the Company was in compliance with all of the  financial  covenants  under the 1997 Notes and 1999  Notes.  On February 7,
2003, the interest  coverage  ratio  governing the 1997 Notes and 1999 Notes was amended for the quarter ending March 31, 2003 and prospectively.

            (b)   REFINANCING EFFECTIVE AUGUST 25, 2003

                  On August  25,  2003,  concurrently  with the  closing  of the
Senior Credit  Facility,  the Company  prepaid the 1997 Notes and 1999 Notes and issued  $30.0  million of the  Company's  16.3%  Senior  Subordinated  Notes Due
February  27, 2009 (the "New  Notes") with  interest  only payable  quarterly in arrears  on  February  28,  May 31,  August  31 and  November  30 of each  year, commencing November 30, 2003. Interest on the New Notes is 12% per annum payable in cash and 4.3% per  annum  payable  "in  kind" by  adding  the  amount of such interest to the  principal  amount of the New Notes then  outstanding.  Ten year warrants to purchase an  aggregate  of 425,000  shares of the  Company's  Common
Stock at an exercise price of $8.79 per share were issued in connection with the
New Notes.  Utilzing the Black-Scholes  Model, the warrants issued in connection with the New Notes were valued at $3.70 per warrant,  or an  aggregate  value of
$1,573. In addition, the maturity date of 665,403 existing warrants, 335,101 due to expire in 2004 and 330,302 due to expire in 2005,  was  exstended to February
2009,   resulting  in   additional   value  of  $1.31  and  $0.97  per  warrant,
respectively,  or an  aggregate  value of  $760.  At the  date of  issuance,  in accordance with APB 14,  "ACCOUNTING  FOR CONVERTIBLE  DEBT AND DEBT ISSUED WITH
PURCHASE  WARRANTS," the Company allocated proceeds of $27.7 million to the debt and $2.3  million  to the  warrants,  with the  resulting  discount  on the debt referred to as the Original Issue Discount. The Original Issue Discount is being amortized  as  interest  expense  over the life of the debt.  As with the Senior
Credit  Facility,  the  Company is  required  to meet  certain  affirmative  and negative  covenants under the New Notes,  including but not limited to financial covenants.

                  In connection with the  refinancing,  during the first quarter of fiscal 2004 the Company will recognize a loss attributable to the unamortized financing  costs and Original Issue Discount  associated with the 1997 Notes and
1999 Notes,  and record $450 of financing  costs and  Origninal  Issue  Discount associated with New Notes.  Such fees will be amortized over the life of the New
Notes. The weighted average effective interest rate of the New Notes,  including the  amortization of deferred  financing  costs and Original Issue Discount,  is
18.0%. As of June 30, 2003, unamortized costs associated with the 1997 Notes and
1999 Notes were $658 and the unamortized Original Issue Discount was $424.

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

                  During the fiscal  years ended June 30,  2003,  2002 and 2001, the  carrying  amount (and  Liquidation  Preferences)  of the Series A Preferred
Stock and Series B Preferred  Stock  ("Preferred  Stock") was increased by $706,
$586 and $416, respectively, for dividends accrued. The Preferred Stock shall be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined)  of the  Company  (the date of such  redemption  being  the  "Mandatory
Redemption  Date")  at  an  amount  equal  to  the  then  effective  Liquidation
Preference  plus accrued and unpaid  dividends  thereon  from the last  dividend payment date to the Mandatory  Redemption Date, plus if the Mandatory Redemption
Date is on or prior to the fourth  anniversary  of the issuance of the Preferred
Stock,  the amount of any dividends  that would have accrued and been payable on the  Preferred  Stock from the  Mandatory  Redemption  Date  through  the fourth anniversary date.

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                  In addition,  outstanding shares of Preferred Stock vote on an
"as  converted  basis" with the holders of the common stock as a single class on all matters that the holders of the common stock are entitled to vote upon.

NOTE 8 -    SHAREHOLDERS' EQUITY

            (a)   NON-QUALIFIED STOCK OPTIONS AND WARRANTS

                  In May  1997,  the  Company  entered  into a  ten-year  supply agreement with the BOC Group, Inc. ("BOC") by which BOC committed to provide the
Company with 100% of its CO2 requirements at competitive  prices.  In connection with this  agreement,  the Company  granted BOC a warrant to purchase  1,000,000 shares of its Common Stock.  The warrant was  exercisable  at $17 per share from
May 1, 1999 to May 1, 2002 and thereafter at $20 per share until April 30, 2007.
In May 2000,  the  Company  solicited  BOC to purchase  1,111,111  shares of its
Common  Stock at $9.00 per share.  In  connection  with this  purchase of Common
Stock, the outstanding  warrant was reduced to 400,000 shares,  with an exercise price of $17 per share. On the date of issuance of the Common Stock, the closing price of the Common Stock on the Nasdaq National Market was $8.00 per share.

                  In January  2001,  the  Company  granted to each  non-employee director  options for 10,000  shares of Common  Stock.  An  aggregate  of 50,000 options were granted at an exercise price equal to the average  closing price of the Common Stock on the Nasdaq  National Market for the 20 trading days prior to
January  2,  2001,  or  $7.82.  In  March  2003,  the  Company  granted  to each non-employee  director options for 6,000 shares of Common Stock. An aggregate of
36,000  options were granted at an exercise  price equal to the average  closing price of the Common Stock on the Nasdaq  National Market for the 20 trading days prior to March 12,  2003,  or  $4.85.  All  options  vest in five  equal  annual installments  commencing upon issuance, and have a ten-year term. As of June 30,
2003 and  2002,  options  for  36,000  and  20,000  shares,  respectively,  were exercisable.

            (b)   STOCK OPTION PLANS

                  The Board of Directors of the Company  adopted the 1995 Option
Plan (the "1995 Plan").  Under the 1995 Plan, the Company has reserved 1,950,000 shares of Common Stock for employees of the Company. Under the terms of the 1995
Plan,  options granted may be either  incentive  stock options or  non-qualified stock options.  The exercise price of incentive  options shall be at least equal to 100% of the fair market  value of the  Company's  Common Stock at the date of the grant,  and the exercise  price of  non-qualified  stock  options  issued to employees  may not be less than 75% of the fair  market  value of the  Company's
Common  Stock at the date of the grant.  The maximum term for all options is ten years.  Options granted to date generally vest in equal annual installments from one to five years,  though a limited number of grants were  partially  vested at the grant date.  The  weighted-average  fair value per share of options  granted during the years ended June 30, 2003, 2002 and 2001 was $2.41,  $4.78 and $4.30,
respectively.

                  The following summarizes the transactions pursuant to the 1995
Plan:

                                                        Weighted Average
                                         Options       Exercise Price Per
                                        Outstanding          Option             Options Exercisable
                                        -----------    ------------------       -------------------
Outstanding at June 30, 2000             1,091,734              $ 8.58                481,808
         Granted                           372,000               10.39
         Expired or canceled               (30,400)               6.95
         Exercised                        (262,999)               7.79
                                         ---------
Outstanding at June 30, 2001             1,170,335                9.38                581,499
         Granted                           429,100               12.15
         Expired or canceled              (184,625)              10.55
         Exercised                        (252,360)               9.69
                                         ---------
Outstanding at June 30, 2002             1,162,450               10.15                503,072
         Granted                           326,350                6.87
         Expired or canceled              (199,880)              11.36
         Exercised                            (500)              11.25
                                         ---------
Outstanding at June 30, 2003             1,288,420                9.13                640,373
                                         =========

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                  The following table sets forth certain  information as of June
30, 2003:

                                 Options Outstanding                                      Options Exercisable
                    ----------------------------------------------------       ---------------------------------------
Range of Exercise       Options      Weighted Average   Weighted Average                              Weighted Average
      Prices          Outstanding     Remaining Life     Exercise Price        Options Exercisable     Exercise Price
      ------          -----------     --------------     --------------        -------------------     --------------
$ 0.00 - $ 5.00         151,350             9.02             $ 4.82                    46,667              $ 4.85
$ 5.01 - $10.00         547,145             7.59               7.37                   269,888                7.03
$10.01 - $15.00         589,925             7.82              11.86                   323,819               11.69
                      ---------             ----             ------                  --------               -----
                      1,288,420             7.86             $ 9.13                   640,373              $ 9.23
                      =========             ====             =======                  ========              ======

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
The  weighted-average  fair value per share of options  granted during the years ended June 30, 2003, 2002 and 2001 was $1.82, $3.55 and $3.87, respectively.

            The following summarizes the transactions pursuant to the Directors'
Plan:

                                               Weighted Average
                                  Options     Exercise Price Per
                                Outstanding          Option            Options Exercisable
                                -----------          ------            -------------------
Outstanding at June 30, 2000      32,000           $    8.28                   16,000
         Granted                  24,000                8.97
         Expired or canceled      (6,000)               7.75
         Exercised                (2,000)               8.94
                                 -------
Outstanding at June 30, 2001      48,000                8.66                   22,000
         Granted                  12,000               11.10
                                 -------
Outstanding at June 30, 2002      60,000                9.15                   34,000
         Granted                   6,000                8.69
                                 -------
Outstanding at June 30, 2003      66,000                9.11                   45,997
                                 =======

            The following  table sets forth certain  information  as of June 30,
2003:

                                         Options Outstanding                        Options Exercisable
                      -----------------------------------------------------  ---------------------------------------
Range of Exercise       Options       Weighted Average   Weighted Average                           Weighted Average
      Prices          Outstanding      Remaining Life     Exercise Price     Options Exercisable     Exercise Price
      ------          -----------      --------------     --------------     -------------------     --------------
$ 5.01 - $10.00          42,000            6.25               $ 7.46               32,000                $ 7.24
$10.01 - $15.00          24,000            6.81                11.99               13,996                 12.31
                        -------            -----              ------              -------                ------
                         66,000            6.46               $ 9.11               45,997                $ 8.78
                        =======            =====              =======             =======                ======

NOTE 9 -    EARNINGS PER SHARE

            Basic (loss) per common share has been  computed by dividing the net
(loss),  after  giving  effect to  preferred  stock  dividends,  by the weighted

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

average number of common shares outstanding during the period. Common equivalent shares for stock  options and warrants are  calculated  pursuant to the treasury stock method. During the years ended June 30, 2003, 2002 and 2001, respectively, the Company  excluded the  equivalent of 287,915,  671,155 and 411,238 shares of
Common Stock in the  computation of loss per share as these options and warrants to purchase common stock were anti-dilutive.

            The following table lists options and warrants outstanding as of the periods shown which were not included in the  computation of diluted EPS because the options and  warrants  exercise  price was greater  than the average  market price of the common shares:

                                                         For the Year Ended June 30,
                                                -------------------------------------------
                 Range of Exercise Prices           2003          2002              2001
                 ------------------------           ----          ----              ----
                     $ 5.01 - $10.00              136,000              0                  0
                     $10.01 - $15.00              570,962        159,064             36,000
                     $15.01 - $20.00              444,679        443,715            443,715
                                                ---------       --------          ---------
                                                1,151,641        602,779            479,715
                                                =========       ========          =========

            Also,  not included in the  computation of diluted EPS for the years ended June 30, 2003,  2002 and 2001 were  910,983,  841,609 and 577,191  shares, respectively,  of Common  Stock  issuable  upon  conversion  of 7,500  shares of
Convertible Preferred Stock because the effect would be anti-dilutive.

                                                    For the Year Ended June 30,
                                               ------------------------------------
                                                   2003         2002           2001
                                                   ----         ----           ----
Net (loss)                                      $ (4,939)     $(10,971)     $(15,485)
Preferred stock dividends                           (706)         (586)         (416)
                                                --------      --------      --------
Net (loss) available to common shareholders     $ (5,645)     $(11,557)     $(15,901)
                                                ========      ========      ========
Weighted average outstanding shares
     of common stock                              10,396         8,742         7,926
                                                ========      ========      ========

Net (loss) per share - basic and diluted        $  (0.54)     $  (1.32)     $  (2.01)
                                                ========      ========      ========

NOTE 10 -INCOME TAXES

            The  tax  effects  of  temporary   differences  that  give  rise  to
significant  portions of deferred tax assets and deferred tax liabilities are as follows:

                                                            As of June 30,
                                                      -----------------------
                                                         2003          2002
                                                       --------       -------
 Deferred tax assets:
        Allowance for doubtful accounts                $    805      $  1,080
        Amortization expense                              1,585           933
        Other                                                 4             5
        Net operating loss carryforwards                 34,658        36,716
                                                       --------      --------
              Total gross deferred tax assets            37,052        38,734
 Less valuation allowance                               (21,249)      (18,845)
                                                       --------      --------
        Net deferred tax assets                          15,803        19,889
                                                       --------      --------
 Deferred tax liabilities:
        Depreciation expense                            (15,803)      (19,889)
                                                       --------      --------
              Total gross deferred tax liabilities      (15,803)      (19,889)
                                                       --------      --------
Net deferred taxes                                     $   --        $   --
                                                       ========      ========

            The net change in the total valuation allowance for the years ended
June 30, 2003 and 2002 was an increase of $2,404 and $4,358, respectively.

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                  At  June  30,  2003,   the  Company  had  net  operating  loss
carryforwards  for Federal income tax purposes of  approximately  $99.0 million, which expire in varying amounts between 2007 through 2023 as follows:

                      Year of
                      Expiration
                      ----------
                      2007-2011            $ 7,843
                      2012-2016             18,732
                      2017-2021             58,929
                      Thereafter            13,520
                                           -------
                                           $99,024
                                           =======

NOTE 11 - LEASE COMMITMENTS

            The Company leases office equipment,  trucks and warehouse/depot and office  facilities  under operating  leases that expire at various dates through
June  2012.  Primarily all of the leases contain renewal options and escalations for real estate taxes, common charges,  etc. Future minimum lease payments under noncancelable  operating leases (that have initial  noncancelable lease terms in excess of one year) are as follows:

                    Year Ending June 30,
                    --------------------
                           2004                       $      3,915
                           2005                              2,935
                           2006                              2,305
                           2007                              1,743
                           2008                              1,033
                           Thereafter                        1,003
                                                      ------------
                                                      $     12,934
                                                      ============

            Total  rental  costs  under  non-cancelable  operating  leases  were approximately $5,344, $5,130 and $4,856 in 2003, 2002 and 2001, respectively.

NOTE 12  -  CONCENTRATION OF CREDIT AND BUSINESS RISKS

            The Company's business activity is with customers located within the
United  States.  For each of the years  ended June 30,  2003,  2002 and 2001 the
Company's   sales  to  customers  in  the  food  and  beverage   industry   were
approximately 95%.

            There were no customers  that accounted for greater than 3% of total sales  for each of the three  years  ended  June 30,  2003,  nor were  there any customers  that  accounted for greater than 5% of total  accounts  receivable at
June 30, 2003 or 2002.

            The  Company  purchases  new bulk  CO2  systems  from the two  major manufacturers  of such  systems.  The  inability  of  either  or  both of  these manufacturers  to deliver new systems to the Company  could cause a delay in the
Company's  ability to fulfill the demand for its services and a possible loss of sales, which could adversely affect operating results.

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

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

NOTE 14 - RELATED PARTY TRANSACTION

            Robert L. Frome,  a Director of the Company,  is a member of the law firm of Olshan Grundman Frome  Rosenzweig & Wolosky LLP, which law firm has been retained by the Company. Fees paid by the Company to such law firm during fiscal
2003, 2002 and 2001, were $184, $140, and $281, respectively.

            In conection with the Refinancing  described in Note6(b),  25,000 of the ten year  warrants  to  purchase  an  aggregate  of  425,000  shares  of the
Company's Common Stock Stock at an exercise price of $8.79 per share were issued to Craig L. Burr,  a Director  of the  Company  and an  affiliate  of one of the purchasers of the New Notes.

            In connection with the Refinancing  described in Note 6(b),  100,000 of the ten year  warrants  to  purchase an  aggregate  of 425,000  shares of the
Company's  Common  Stock at an exercise  price of $8.79 per share were issued to affiliates of J.P. Morgan Partners (BHCA), L.P.,  purchasers of a portion of the
New Notes. In addition, the expiration date of warrants to purchase an aggregate of 665,403  shares of the Company's  Common Stock at an exercise  price of $6.65 per share previously  issued to J.P. Morgan Partners (BHCA),  L.P. in connection with the 1997 Notes and 1999 Notes was  extended  until  February  27, 2009 (See
Note 6(a)).  Richard D. Waters,  Jr., a Director of the Company, is an affiliate of J.P. Morgan Partners (BHCA), L.P.

                                   NUCO2 INC.
                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

            The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

            (a) Cash and cash  equivalents,  accounts  receivable  and  accounts payable and accrued expenses

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

                                                                    As of June 30,
                                                                    --------------
                                                                 2003           2002
                                                                 ----           ----
              Cash and cash equivalents                        $    455      $ 1,562
              Accounts receivable                                 6,217        7,171
              Accounts payable and accrued expenses               7,604        8,193
              Long-term debt, including current maturities       30,953       48,294
              Subordinated debt                                  39,576       39,366

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                  1st Quarter            2nd Quarter             3rd Quarter             4th Quarter
                                  -----------            -----------             -----------             -----------
                               2003        2002        2003        2002        2003        2002        2003        2002
                               ----        ----        ----        ----        ----        ----        ----        ----
Net sales                    $ 18,678    $ 18,089    $ 18,101    $ 18,607    $ 18,340    $ 17,743    $ 19,290   $ 17,873
Gross profit                    9,539       9,275       9,399       9,626       9,597       8,779      10,336      9,141
Net (loss) income (a)          (2,110)     (1,913)     (2,314)       (789)       (777)     (1,813)        262     (6,456)

Basic and diluted (loss)
  earnings per common
  share (a)(b)               $  (0.24)   $  (0.23)   $  (0.23)   $  (0.11)   $  (0.09)   $  (0.23)   $   0.01   $  (0.74)

            (a)  During  the  fourth  quarter  of  fiscal  2002,  the  Company's management  continued to monitor and evaluate the  collectibility  and potential impairment of its accounts  receivable  and certain fixed assets.  In connection
therewith,   an  additional  allowance  for  doubtful  accounts  of  $1,862  and write-downs of fixed assets of $1,809 were recorded in the fourth  quarter.  The potential  uncollectibility  of  certain  accounts  receivable  and the  related increase in the allowance for doubtful accounts came to light as a result of the
Company having  experienced  several problems relating to unusually high closure rates  among  independent  operators  who have  gone out of  business  in recent periods due to unfavorable economic conditions.  The write-downs of fixed assets were due to the Company's  decision,  reached during the fourth quarter of 2002, to replace all 50 and 100 pound tanks in service at  customer  locations  over a three to four year  period  (Note  2). It is  management's  opinion  that  these adjustments  are properly  recorded in the fourth  quarter  based upon facts and circumstances that became available in that period.

            (b) Per  common  share  amounts  for the  quarters  have  each  been calculated separately.  Accordingly, quarterly amounts may not add to total year earnings  per  share  because  of  differences  in  the  average  common  shares outstanding during each period.

                                   NUCO2 INC.
                                   Schedule II
                        Valuation and Qualifying Accounts
                                  In Thousands

                                      Column B     Column C - Additions        Column D         Column E
                                      --------     --------------------        --------         --------
                                     Balance at    Charge
                                    beginning of   costs and    Charged to                      Balance at
                                        period     expenses  other accounts    Deductions     end of period
                                        ------     --------  --------------    ----------     -------------
Year ended June 30, 2001
   Allowance for doubtful accounts      $  622      $3,061        $ --           $1,177           $2,506
Year ended June 30, 2002
   Allowance for doubtful accounts      $2,506      $2,753        $ --           $2,174           $3,085
Year ended June 30, 2003
   Allowance for doubtful accounts      $3,085      $  860        $ --           $1,646           $2,299

