Form 10-Q
period 2003-09-30
NUCO2 INC /FL
filed 2003-11-14
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/X/    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

                                 (772) 221-1754
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

            Indicate  by check /X/  whether  the  registrant:  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

            Indicate by check /x/ whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes /X/ No / /

            Indicate  the number of shares  outstanding  of each of the issuer's classes of Common Stock, as of the latest practicable date:

                 Class                        Outstanding at September 30, 2003
                 -----                        ---------------------------------
      Common Stock, $.001 par value                   10,633,405 shares

                                   NUCO2 INC.

                                      Index
                                      -----

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Balance Sheets as of September 30, 2003 and                 3
               June 30, 2003

            Statements of Operations for the Three Months Ended         4
               September 30, 2003 and September 30, 2002

            Statement of Shareholders' Equity for the Three             5
               Months Ended September 30, 2003

            Statements of Cash Flows for the Three Months               6
               Ended September 30, 2003 and September 30, 2002

            Notes to Financial Statements                               7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                    14
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                   21
               ABOUT MARKET RISK

ITEM 4.     CONTROLS AND PROCEDURES                                    21

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES                                      22
            AND USE OF PROCEEDS

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                           22

SIGNATURES                                                             23

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                   NUCO2 INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                     ------

                                                                           September 30, 2003   June 30, 2003
                                                                           ------------------   -------------
                                                                              (unaudited)
Current assets:
    Cash and cash equivalents                                                  $     153      $     455
    Trade accounts receivable, net of allowance for doubtful
        accounts of $2,301 and $2,299, respectively                                6,786          6,217
    Inventories                                                                      238            210
    Prepaid expenses and other current assets                                      2,449          1,605
                                                                               ---------      ---------
        Total current assets                                                       9,626          8,487
                                                                               ---------      ---------

Property and equipment, net                                                       91,928         92,448
                                                                               ---------      ---------

Other assets:
    Goodwill, net                                                                 19,222         19,222
    Deferred financing costs, net                                                  2,623          1,593
    Customer lists, net                                                               23             25
    Non-competition agreements, net                                                  914            985
    Deferred lease acquisition costs, net                                          2,953          2,892
    Other assets                                                                     197            194
                                                                               ---------      ---------
                                                                                  25,932         24,911
                                                                               ---------      ---------
           Total assets                                                        $ 127,486      $ 125,846
                                                                               =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Current maturities of long-term debt                                       $   3,045      $   2,294
    Accounts payable                                                               4,811          4,095
    Accrued expenses                                                               1,213          1,315
    Accrued interest                                                                 476            981
    Accrued payroll                                                                  797          1,212
    Other current liabilities                                                        355            329
                                                                               ---------      ---------
        Total current liabilities                                                 10,697         10,226

Long-term debt, excluding current maturities                                      40,398         28,659
Subordinated debt                                                                 27,870         39,576
Customer deposits                                                                  3,284          3,191
                                                                               ---------      ---------
        Total liabilities                                                         82,249         81,652
                                                                               ---------      ---------

Commitments and contingencies
Redeemable preferred stock                                                         9,443          9,258
                                                                               ---------      ---------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
        7,500 shares issued and outstanding                                         --             --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        10,633,405 shares issued and outstanding                                      11             11
    Additional paid-in capital                                                    95,086         92,938
    Accumulated deficit                                                          (59,303)       (57,884)
    Accumulated other comprehensive loss                                            --             (129)
                                                                               ---------      ---------
        Total shareholders' equity                                                35,794         34,936
                                                                               ---------      ---------
           Total liabilities and shareholders' equity                          $ 127,486      $ 125,846
                                                                               =========      =========

See accompanying notes to financial statements.

                                   NUCO2 INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

                                                                        Three Months Ended September 30,
                                                                        --------------------------------
                                                                         2003                    2002*
                                                                         ----                    -----

Product sales                                                          $ 12,008                $ 11,196
Equipment rentals                                                         8,230                   7,482
                                                                       --------                --------

Total revenues                                                           20,238                  18,678
                                                                       --------                --------

Costs and expenses:
    Cost of products sold, excluding depreciation and amortization        8,350                   7,885
    Cost of equipment rentals, excluding depreciation
        and amortization                                                  1,104                   1,258
    Selling, general and administrative expenses                          4,015                   4,627
    Depreciation and amortization                                         3,912                   4,419
    Loss on asset disposals                                                 415                     607
                                                                       --------                --------
                                                                         17,796                  18,796
                                                                       --------                --------

Operating income (loss)                                                   2,442                    (118)

Loss on early extinguishment of debt (Notes 4 and 5)                      1,964                    --
Interest expense                                                          1,897                   1,992
                                                                       --------                --------

Net (loss)                                                             $ (1,419)               $ (2,110)
                                                                       ========                ========

Basic and diluted (loss) per share                                     $  (0.15)                  (0.24)
                                                                       ========                ========

Weighted average number of common and common
    equivalent shares outstanding, basic and diluted                     10,633                   9,693
                                                                       ========                ========

Pro forma amounts assuming adoption of EITF Issue No. 00-21,
"REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES" is applied retroactively (Note 2):

Net (loss)                                                             $ (1,419)               $ (1,703)
                                                                       ========                ========
Basic and diluted (loss) per share                                     $  (0.15)               $  (0.19)
                                                                       ========                ========

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                   NUCO2 INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                                                         Accumulated
                                                     Common Stock          Additional                      Other           Total
                                                ---------------------        Paid-In        Accumulated Comprehensive  Shareholders'
                                                 Shares        Amount        Capital         Deficit        Loss           Equity
                                                 ------        ------        -------         -------        ----           ------

Balance, June 30, 2003                         10,633,405    $        11   $    92,938    $   (57,884)   $      (129)   $    34,936
Comprehensive (loss):
  Net (loss)                                         --             --            --           (1,419)          --           (1,419)
  Other comprehensive income:
    Interest rate swap transaction                   --             --            --             --              129            129
                                                                                                                        -----------
Total comprehensive (loss)                                                                                                   (1,290)

Issuance and extension of warrants (Note 5)                                      2,333                                        2,333
Redeemable preferred stock dividend                  --             --            (185)          --             --             (185)
                                              -----------    -----------   -----------    -----------    -----------    -----------
Balance, September 30, 2003                    10,633,405    $        11   $    95,086    $   (59,303)   $      --      $    35,794
                                              ===========    ===========   ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

                                   NUCO2 INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                                 2003           2002*
                                                                                 ----           -----
Cash flows from operating activities:

    Net (loss)                                                                $ (1,419)     $ (2,110)

    Adjustments to reconcile net (loss) to net cash provided by operating activities:
              Depreciation and amortization of property and equipment            3,364         3,450
              Amortization of other assets                                         548           969
              Amortization of original issue discount                               87            52
              Paid-in-kind interest                                                133          --
              Loss on disposals                                                    415           607
              Loss on early extinguishment of debt                               1,964          --
              Changes in operating assets and liabilities:
                Decrease (increase) in:
                   Trade accounts receivable                                      (569)          319
                   Inventories                                                     (28)            3
                   Prepaid expenses and other current assets                      (844)         (103)
                Increase (decrease) in:
                    Accounts payable                                               716          (772)
                   Accrued expenses                                               (108)          (99)
                   Accrued payroll                                                (416)         (348)
                   Accrued interest                                               (463)        1,070
                   Other current liabilities                                        25          (153)
                   Customer deposits                                                93           203
                                                                              --------      --------

        Net cash provided by operating activities                                3,498         3,088
                                                                              --------      --------

Cash flows from investing activities:
    Purchase of property and equipment                                          (3,230)       (3,600)
    Increase in deferred lease acquisition costs                                  (346)         (232)
    Increase in other assets                                                        (1)          (22)
                                                                              --------      --------
        Net cash used in investing activities                                   (3,577)       (3,854)
                                                                              --------      --------

Cash flows from financing activities:
    Repayment of long-term debt                                                (70,711)      (14,510)
    Proceeds from issuance of common stock                                        --          16,224
    Issuance cost - common stock                                                  --          (1,124)
    Proceeds from issuance of long-term debt                                    73,200          --
    Exercise of stock options                                                     --               6
    Increase in deferred financing costs                                        (2,712)         (253)
                                                                              --------      --------
        Net cash (used in) provided by financing activities                       (223)          343
                                                                              --------      --------

Decrease in cash and cash equivalents                                             (302)         (423)
Cash and cash equivalents at the beginning of period                               455         1,562
                                                                              --------      --------
Cash and cash equivalents at the end of period                                $    153      $  1,139
                                                                              ========      ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                              $  2,053      $    870
                                                                              ========      ========
        Income taxes                                                          $   --        $   --
                                                                              ========      ========

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

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

            The financial  information included in this report has been prepared in  conformity  with the  accounting  principles  and methods of applying  those accounting principles, reflected in the financial statements for the fiscal year ended June 30, 2003 included in Form 10-K filed with the Securities and Exchange
Commission,  except as stated  below  regarding  the  adoption of EITF Issue No.
00-21, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES" ("EITF 00-21").

            All  adjustments  necessary for a fair  statement of the results for the interim periods presented have been recorded.  This quarterly report on Form
10-Q  should  be  read in  conjunction  with  the  Company's  audited  financial statements  for the fiscal year ended June 30, 2003.  The results of  operations for the periods  presented are not  necessarily  indicative of the results to be expected  for the full fiscal  year.  As a result of the adoption of EITF 00-21, the Company  anticipates  that  reported  revenue will  fluctuate on a quarterly basis due to seasonal variations.  Based on historical data and expected trends, the Company anticipates that revenue from the delivery of C02 will be highest in the first quarter and lowest in the third quarter.

NOTE 2.     ACCOUNTING PRONOUNCEMENTS

            In April 2003,  the Financial  Accounting  Standards  Board ("FASB")
issued SFAS No. 149,  "AMENDMENT OF STATEMENT 133 ON DERIVATIVE  INSTRUMENTS AND
HEDGING  ACTIVITIES"  ("SFAS  149").  SFAS 149  amends and  clarifies  financial
accounting  and  reporting  for  derivative   instruments,   including   certain
derivative instruments embedded in other contracts  (collectively referred to as derivatives)  and for  hedging  activities  under  SFAS  No.  133.  SFAS  149 is effective  for  contracts  entered  into or modified  after June 30,  2003,  and designated  hedges after June 30, 2003,  except for those provisions of SFAS 149 which relate to SFAS No. 133 implementation  issues that have been effective for fiscal  quarters  that  began  prior to June 15,  2003.  For those  issues,  the provisions  that are  currently  in effect  should  continue  to be  applied  in
accordance  with  their  respective   effective  dates.  In  addition,   certain
provisions  of  SFAS  149,  which  relate  to  forward  purchases  or  sales  of when-issued  securities  or other  securities  that do not yet exist,  should be applied to both existing contracts and new contracts entered into after June 30,
2003. The adoption of SFAS 149 had no material impact on the Company's financial position, results of operations or cash flows.

            In May 2003, the FASB issued SFAS No. 150,  "ACCOUNTING  FOR CERTAIN
FINANCIAL  INSTRUMENTS  WITH  CHARACTERISTICS  OF BOTH  LIABILITIES  AND EQUITY"
("SFAS 150").  SFAS 150 establishes  standards for how an issuer  classifies and measures certain financial  instruments with characteristics of both liabilities and equity.  SFAS 150 requires  that an issuer  classify a financial  instrument that is within the scope of SFAS 150 as a liability.  SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is originally  effective for the first interim period  beginning  after June 15,
2003. The adoption of SFAS 150 had no material impact on the Company's financial position, results of operations or cash flows.

            On  July 1,  2003,  the  Company  adopted  EITF  00-21.  EITF  00-21 addresses  certain aspects of the accounting by a vendor for arrangements  under which the vendor  will  perform  multiple  revenue  generating  activities.  The
Company's bulk CO2 budget plan agreements provide for a fixed monthly payment to cover the use of a bulk CO2 system and a predetermined  maximum quantity of CO2.
As of  September  30,  2003,  approximately  54,000  of the  Company's  customer locations  utilized this plan.  Prior to July 1, 2003,  the Company,  as lessor, recognized  revenue from leasing CO2 systems under its budget plan agreements on a straight-line basis over the life of the related leases. The Company developed a methodology for the purpose of separating the aggregate revenue stream between the rental of the  equipment  and the sale of the CO2.  Effective  July 1, 2003, revenue attributable to the lease of equipment, including equipment leased under the budget plan, is recorded on a straight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gases,  including  CO2 provided under the budget plan, is recorded upon delivery to the customer.

            The  Company has  elected to apply EITF 00-21  retroactively  to all budget plan  agreements in existence as of July 1, 2003.  Based on the Company's analysis,  the  aggregate  amount of CO2 actually  delivered  under budget plans during the quarter  ended June 30,  2003 is not  materially  different  than the corresponding portion of the fixed charges attributable to CO2. Accordingly, the
Company believes the cumulative  effect of the adoption of EITF 00-21 as of July
1, 2003 is not  material.  However,  the  effect of  adopting  EITF 00-21 in the manner  described above resulted in an increase in revenue and net income during the three months ended September 30, 2003 of  approximately  $400,000,  or $0.04 per share. Solely for comparative purposes,  the Company has separated equipment rentals and CO2 sales in the statement of operations  for the three months ended
September  30,  2002;  however,  all revenue  derived from budget plans for that period is  recognized  on a  straight-line  basis as disclosed in the  Company's summary of significant  accounting policies included in its prior Annual Reports on Form 10-K.

            Under the budget plan,  each  customer  has a maximum CO2  allowance that is measured and reset on the contract anniversary date. At that date, it is appropriate  to  record  revenue  for  contract  billings  in  excess  of actual deliveries  of CO2.  Because of the large number of  customers  under the budget plan and the fact that the anniversary dates for determining  maximum quantities are spread throughout the year, the Company's  methodology  necessarily involves the use of estimates and  assumptions  to separate the aggregate  revenue stream derived from equipment rentals to budget plan customers, and also to approximate the  recognition of revenue from CO2 sales to budget plan customers when earned.
The Company  believes that the adoption of EITF 00-21 has the most impact on the recognition

of revenue on a  quarterly  basis as CO2 usage  fluctuates  during a fiscal year based on factors such as weather,  and traditional  summer and holiday  periods.
Over a twelve-month  period, the Company believes the effect is less significant since seasonal variations are largely eliminated and CO2 allowances under budget plan agreements are measured and reset annually.

            If the guidance of EITF 00-21 had been applied retroactively,  prior year results would have been different than  previously  reported as follows (in thousands, except per share amouns):

                                                          Three Months Ended September 30,
                                                          --------------------------------
                                                               2003          2002
                                                               ----          ----
           Revenues, as reported                             $ 20,238      $ 18,678
           Adoption of EITF 00-21                                --             407
                                                             --------      --------
           Revenues, as adjusted                             $ 20,238      $ 19,085
                                                             ========      ========

           Net loss, as reported                             $ (1,419)     $ (2,110)
           Adoption of EITF 00-21                                --             407
                                                             --------      --------
           Net loss, as adjusted                             $ (1,419)     $ (1,703)
                                                             ========      ========

           Basic and diluted loss per share, as reported     $  (0.15)     $  (0.24)
           Adoption of EITF 00-21                                --            0.05
                                                             --------      --------
           Basic and diluted loss per share, as adjusted     $  (0.15)     $  (0.19)
                                                             ========      ========
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

                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                                      2003          2002
                                                                      ----          ----
           Net (loss)                                              $ (1,419)     $ (2,110)
           Redeemable preferred stock dividends                        (185)         (171)
                                                                   --------      --------
           Net (loss) available for common shareholders            $ (1,604)     $ (2,281)
                                                                   ========      ========

           Weighted average outstanding shares of common stock       10,633         9,693
           (Loss) per share - basic and diluted                    $  (0.15)     $  (0.24)
                                                                   ========      ========

NOTE 4.     LONG-TERM DEBT

            In September  2001, the Company  entered into a $60.0 million second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended  Credit  Facility").   This  facility  replaced  the  Company's  prior
facility,  which was due to expire in May 2002.  The  Company  was  required  to assess compliance with its debt covenants under the Amended Credit Facility on a quarterly basis.  These financial  covenants were based on a measure that is not consistent with accounting principles generally accepted in the United States of
America. Such measure was EBITDA (as defined), which represented earnings (loss)
before interest,  taxes,  depreciation and amortization,  as modified by certain defined  adjustments.  The failure to meet these  covenants,  absent a waiver or amendment,  would  have  placed  the  Company  in  default  and  caused the debt outstanding  under the Amended  Credit  Facility to become  immediately  due and payable.  The  Amended  Credit  Facility  also  included  certain  cross-default provisions to the Company's 12% Senior  Subordinated  Promissory Notes (see Note
5).

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

            On August 25,  2003,  the  Company  terminated  the  Amended  Credit
Facility  and  entered  into a  $50.0  million  senior  credit  facility  with a syndicate of banks (the "Senior Credit  Facility").  The Senior Credit  Facility
consists of a $30.0 million A term loan  facility  (the "A Term Loan"),  a $10.0 million B term loan facility (the "B Term Loan"),  and a $10.0 million revolving loan facility (the "Revolving Loan Facility"). The A Term Loan matures on August
25,  2007,  the B Term Loan  matures on August 25, 2008 and the  Revolving  Loan
Facility  matures on August 25, 2007. The B Term Loan is subordinate in right of payment to the A Term Loan and borrowings under the Revolving Loan Facility. The
Company is entitled to select either  Eurodollar Loans (as defined) or Base Rate
Loans (as defined),  plus applicable margin, for principal  borrowings under the
Senior Credit Facility.  The applicable  Eurodollar Loan margin for A Term Loans and borrowings pursuant to the Revolving Loan Facility ranges from 3.5% to 4.0%, and the applicable Base Rate Loan margin ranges from 2.5% to 3.0%, provided that until  delivery to the lenders of the  Company's  financial  statements  for the quarter  ending June 30, 2004,  the margin on  Eurodollar  Loans is 4.0% and the margin for Base Rate Loans is 3.0%.  The applicable  Eurodollar  Loan margin and
Base  Rate  Loan  margin  for B Term  Loans  is  7.5%  and  6.5%,  respectively.
Applicable  margin  is  determined  by a  pricing  grid  based on the  Company's
Consolidated Total Leverage Ratio (as defined). At closing, the Company borrowed the A Term  Loan,  the B Term Loan and $3.0  million  under the  Revolving  Loan
Facility. Interest is payable periodically on borrowings under the Senior Credit
Facility.  In addition,  commencing  on December 31, 2003 and on the last day of each quarter thereafter, the Company is required to make principal repayments on
the  A  Term  Loan  in  increasing  amounts.   The  Senior  Credit  Facility  is
collateralized  by all of the  Company's  assets.  Additionally,  the Company is precluded from declaring or paying any cash dividends,  except it may accrue and accumulate,  but not pay, cash dividends on its outstanding redeemable preferred stock.

            The  Company  is also  required  to  meet  certain  affirmative  and negative  covenants,  including  but not  limited to  financial  covenants.  The
Company is  required to assess its  compliance  with these  financial  covenants under the Senior Credit Facility on a quarterly basis. These financial covenants are  based  on a  measure  that is not  consistent  with  accounting  principles generally  accepted in the United States of America.  Such measure is EBITDA (as defined),  which represents  earnings before interest,  taxes,  depreciation and amortization, as further modified by certain defined adjustments. The failure to meet these covenants,  absent a waiver or amendment,  would place the Company in default  and cause the debt  outstanding  under the Senior  Credit  Facility  to immediately  become due and payable.  The Senior  Credit  Facility also includes certain  cross-default  provisions  to the Company's  16.3% Senior  Subordinated
Notes Due  February  27, 2009.  As of  September  30,  2003,  the Company was in
compliance with all covenants under the Senior Credit Facility.

            In connection with the  termination of the Amended Credit  Facility, during the first quarter of fiscal 2004, the Company  recognized a loss from the write-off of $860,000 in unamortized financing costs associated with the Amended
Credit Facility and recorded  $2,262,000 in financing costs  associated with the
Senior Credit Facility. Such costs will be amortized over the life of the Senior
Credit Facility.

            As of September 30, 2003, a total of $43.2  million was  outstanding pursuant to the Senior Credit Facility with a weighted  average interest rate of
6.04%.

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

            The  Company  uses  derivative  instruments  to manage  exposure  to interest rate risks.  The Company's  objectives for holding  derivatives  are to minimize the risks using the most  effective  methods to eliminate or reduce the impacts of this  exposure.  Prior to August 25, 2003, the Company was a party to an interest rate swap  agreement  (the "Prior  Swap") with a notional  amount of
$12.5  million and a  termination  date of September  28, 2003.  Under the Prior
Swap,  the Company paid a fixed  interest rate of 5.23% per annum and received a
LIBOR-based floating rate. In conjunction with the termination of the Prior Swap prior to maturity, the Company paid $86,000.

            The Prior  Swap,  which was  designated  as a cash flow  hedge,  was deemed to be a highly  effective  transaction,  and  accordingly the loss on the derivative  instrument was reported as a component of other comprehensive income
(loss).  For the three months  ended  September  30, 2003 and 2002,  the Company recorded income (loss) of $129,000 and $(21,000) respectively,  representing the change in fair value of the Prior Swap, as other comprehensive income (loss).

            In order to reduce the Company's exposure to increases in Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap  transaction  (the "Swap") on October 2, 2003, in the amount of $20.0 million ("Notional  Amount") with an effective date of March 15,
2004.  Pursuant to the Swap, the Company will pay a fixed interest rate of 2.12%
per annum and receive a  Eurodollar-based  floating rate. The effect of the Swap will be to neutralize any changes in Eurodollar rates on the Notional Amount.

NOTE 5.     SUBORDINATED DEBT

            In October 1997,  the Company issued $30.0 million of its 12% Senior
Subordinated  Promissory  Notes (the "1997  Notes") with  interest  only payable semi-annually  on April 30 and October 31, due October 31, 2004.  The 1997 Notes
were sold with  detachable  seven year  warrants  to purchase  an  aggregate  of
655,738 shares of common stock at an exercise price of $16.40 per share.  At the date of issuance,  in accordance with APB 14,  "ACCOUNTING FOR CONVERTIBLE  DEBT
AND DEBT ISSUED WITH PURCHASE WARRANTS," the Company allocated proceeds of $29.7 million to the debt and $0.3 million to warrants, with the resulting discount on the debt referred to as the Original Issue  Discount.  Prior to August 25, 2003,
the Original  Issue  Discount was being  amortized as interest  expense over the life of the debt,  resulting in an effective  interest rate on the 1997 Notes of
12.1% per annum. The amount allocated to the warrants was credited to Additional
Paid-In Capital. In conjunction with the issuance of the 1997 Notes, the Company was required to meet certain  affirmative and negative  covenants.  In addition,
NationsBanc Montgomery Securities, Inc., the placement agent, received a warrant to purchase an aggregate of 30,000  shares of common stock at an exercise  price of $14.64 per share which expires on October 31, 2004.

            On May 4, 1999, the Company sold an additional  $10.0 million of its
12% Senior  Subordinated  Promissory Notes (the "1999 Notes").  Except for their
October 31, 2005 maturity date, the 1999 Notes were  substantially  identical to the 1997 Notes described  above.  The 1999 Notes were sold with detachable 6-1/2 year  warrants to purchase an aggregate of 372,892  shares of common stock at an exercise  price of $6.65 per share of which 65,574 were  exercised and converted to shares of common stock during the fiscal year ended June 30, 2002.

            In return for modifying  certain financial  covenants  governing the
1997 Notes,  the exercise price of 612,053 of the warrants  issued in connection with the 1997 Notes was reduced to $6.65 per share.  On May 4, 1999, the trading range of the Company's common stock was $6.44 to $6.88 per share. To assist with the  valuation of the newly  issued  warrants  and the  repriced  warrants,  the
Company hired an outside  consultant.  Utilizing the  Black-Scholes  Model,  the warrants  issued  with the 1997 Notes were  valued at $1.26 per  warrant,  or an aggregate  value of  $773,702,  and the  warrants  issued with the 1999 Notes at
$1.47 per warrant, or an aggregate value of $549,032. Both amounts are reflected as Additional Paid-In Capital,  offset by the Original Issue Discount,  which is netted  against the  outstanding  balance of the 1997 Notes and 1999  Notes.  On
August 22, 2002, in conjunction  with the private  placement of 1,663,846 shares of the Company's  common stock (see Note 4), the warrants  issued in conjunction with the 1997 Notes and 1999  Notes  were  adjusted  pursuant  to  anti-dilution provisions  to provide for the purchase of an  additional  21,906  shares of the
Company's common stock.  After giving effect to the amortization of the Original
Issue  Discount,  the  effective  interest rate on the 1999 Notes was 13.57% per annum.

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
Utilizing the  Black-Scholes  Model,  the warrants issued in connection with the
New Notes were valued at $3.70 per warrant, or an aggregate value of $1,573,000.
In addition,  the maturity  date of 665,403  existing  warrants,  335,101 due to expire in 2004 and 330,302 due to expire in 2005, was extended to February 2009, resulting in additional value of $1.31 and $0.97 per warrant,  respectively,  or an aggregate value of $760,090.  At the date of issuance, in accordance with APB
14,  "ACCOUNTING FOR CONVERTIBLE  DEBT AND DEBT ISSUED WITH PURCHASE  WARRANTS,"

the Company allocated  proceeds of $27.7 million to the debt and $2.3 million to the  warrants,  with  the  resulting  discount  on the debt  referred  to as the
Original  Issue  Discount.  The Original  Issue  Discount is being  amortized as interest  expense over the life of the debt. As with the Senior Credit Facility, the Company is required to meet certain affirmative and negative covenants under the New Notes, including but not limited to financial covenants. As of September
30, 2003, the Company was in compliance  with all of the covenants under the New
Notes.

            In  connection  with the early  repayment of the 1997 Notes and 1999
Notes, during the first quarter of fiscal 2004, the Company recognized a loss of
$1,018,000  attributable to the  unamortized  financing costs and Original Issue
Discount associated with the 1997 Notes and 1999 Notes, and recorded $452,000 of financing  costs  associated  with the New Notes.  Such fees are being amortized over the life of the New Notes. The weighted average effective  interest rate of the New Notes,  including  the  amortization  of  deferred  financing  costs and
Original Issue Discount, is 18.0%.

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

            During the three  months  ended  September  30,  2003 and 2002,  the carrying  amount (and  Liquidation  Preferences) of the Series A Preferred Stock
and Series B Preferred Stock  ("Preferred  Stock") was increased by $185,000 and
$171,000,  respectively,  for dividends  accrued.  The Preferred  Stock shall be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined)  of the  Company  (the date of such  redemption  being  the  "Mandatory
Redemption  Date")  at  an  amount  equal  to  the  then  effective  Liquidation
Preference  plus accrued and unpaid  dividends  thereon  from the last  dividend payment date to the Mandatory  Redemption Date, plus if the Mandatory Redemption
Date is on or prior to the fourth  anniversary  of the issuance of the Preferred
Stock,  the amount of any dividends  that would have accrued and been payable on the  Preferred  Stock from the  Mandatory  Redemption  Date  through  the fourth anniversary date.

            In addition,  outstanding  shares of Preferred  Stock vote on an "as converted  basis" with the holders of the common  stock as a single class on all matters that the holders of the common stock are entitled to vote upon.

NOTE 7.  STOCK OPTION PLANS

            The Board of Directors  of the Company  adopted the 1995 Option Plan
(the "1995  Plan").  Under the 1995 Plan,  the  Company has  reserved  1,950,000 shares of common stock for employees of the Company. Under the terms of the 1995
Plan,  options granted may be either  incentive  stock options or  non-qualified stock options.  The exercise price of incentive  options shall be at least equal to 100% of the fair market  value of the  Company's  common stock at the date of the grant,  and the exercise  price of  non-qualified  stock  options  issued to employees  may not be less than 75% of the fair  market  value of the  Company's common  stock at the date of the grant.  The maximum term for all options is ten years.  Options granted to date generally vest in equal annual installments from one to five years,  though a limited number of grants were  partially  vested at the grant date.  The  weighted-average  fair value per share of options  granted during the three months ended  September  30, 2003 and 2002 was $3.15 and $2.79, respectively.

            The following summarizes the transactions pursuant to the 1995 Plan:

                                                    Weighted Average
                                        Options    Exercise Price Per  Options
                                      Outstanding        Option       Exercisable
                                      -----------        ------       -----------

Outstanding at June 30, 2002           1,162,450           $10.15        503,072
         Granted                          41,500             8.53
         Expired or canceled              (5,000)           11.38
         Exercised                          (500)           11.25
                                      ----------
Outstanding at September 30, 2002      1,198,450            10.09        528,447
                                     ==========

Outstanding at June 30, 2003           1,288,420             9.13        640,373
         Granted                          82,250             8.77
         Expired or canceled             (70,250)           12.39
         Exercised                          --                --
                                     ----------
Outstanding at September 30, 2003      1,300,420           $ 8.93        653,143
                                     ==========

            The following  table sets forth certain  information as of September
30, 2003:

                                    Options Outstanding                          Options Exercisable
                       --------------------------------------------------  -------------------------------
Range of Exercise        Options      Weighted Average   Weighted Average   Options      Weighted Average
    Prices             Outstanding     Remaining Life     Exercise Price   Exercisable    Exercise Price
-----------------      -----------    ---------------     ---------------  ------------  -----------------
$  0.00 - $ 5.00          151,350           8.52               $ 4.82        46,667           $ 4.85
$  5.01 - $10.00          627,895           7.50                 7.55       314,470             7.23
$ 10.01 - $15.00          521,175           7.45                11.78       292,006            11.59
                        ---------          -----               ------      --------           ------
                        1,300,420           7.60               $ 8.93       653,143           $ 9.01
                        =========          =====               =======     ========           ======

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
The  weighted-average  fair value per share of options  granted during the three months ended September 30, 2003  was $2.73.

            The following summarizes the transactions pursuant to the Directors'
Plan:

                                                       Weighted Average
                                      Options         Exercise Price Per        Options
                                    Outstanding             Option            Exercisable
                                    -----------             ------            -----------

Outstanding at June 30, 2002          60,000              $ 9.15                 34,000
         Granted                        --                   --
         Expired or canceled            --                   --
         Exercised                      --                   --
                                      ------
Outstanding at September 30, 2002     60,000                9.15                 36,000
                                      ======

Outstanding at June 30, 2003          66,000                9.11                 45,997
         Granted                       6,000               10.83
         Expired or canceled            --                   --
         Exercised                      --                   --
                                      ------
Outstanding at September 30, 2003     72,000              $ 9.25                 47,996
                                      ======

            The following  table sets forth certain  information as of September
30, 2003:

                             Options Outstanding                                Options Exercisable
                    ----------------------------------------------------    -------------------------------
Range of Exercise     Options       Weighted Average    Weighted Average      Options      Weighted Average
     Prices         Outstanding      Remaining Life      Exercise Price     Exercisable     Exercise Price
     ------         -----------      --------------      --------------     -----------     --------------

$  5.01 - $10.00        42,000           6.05                 $ 7.46           34,000           $ 7.23
$ 10.01 - $15.00        30,000           5.74                  11.76           13,996            12.31
                       -------          -----                 ------          -------           ------
                        72,000           5.92                 $ 9.25           47,996           $ 8.71
                       =======          =====                 =======         =======           ======

            Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR
STOCK-BASED  COMPENSATION"  ("SFAS  123"),  defines a fair value based method of accounting for stock  options.  SFAS 123 allows an entity to continue to measure cost using the accounting method  prescribed by APB Opinion No. 25,  "ACCOUNTING
FOR STOCK ISSUED TO EMPLOYEES"  ("APB 25") and to make pro forma  disclosures of net  income  and  earnings  per  share  as if the fair  value  based  method  of accounting had been applied. The fair value of each option grant is estimated on the  date of  grant  using  the  Black-Scholes  option  pricing  model  with the weighted-average  assumptions,  expected volatility and risk-free interest rate, as listed in the table below.  The  following  table (in  thousands,  except per share  amounts)  illustrates  the effect on net income and earnings per share if the Company had applied  the fair value  recognition  provisions  of SFAS 123 to stock-based compensation. However, no stock based compensation was recognized in the financial statements pursuant to APB 25.

                                                             Three Months Ended September 30,
                                                             --------------------------------
                                                                    2003          2002
                                                                   -----          ----
      Net (loss), as reported                                     $(1,419)     $(2,110)
      Less:
         Stock-based compensation
             - fair value measurement                                (181)        (240)
                                                                  -------      -------
      Net (loss), pro forma                                        (1,600)      (2,350)
      Preferred stock dividends                                      (185)        (171)
                                                                  -------      -------
      Net (loss) available to common shareholders - pro forma     $(1,785)     $(2,521)
                                                                  =======      =======
      Basic and diluted loss per share - reported                 $ (0.15)     $ (0.24)
                                                                  =======      =======
      Basic and diluted loss per share - pro forma                $ (0.17)     $ (0.26)
                                                                  =======      =======

      Expected volatility                                            40%          37%
      Risk free interest rate                                     3.1% - 3.6%  2.7% - 3.0%
      Expected dividend yield                                         0%         0%
      Expected lives                                                3-4 years    4 years

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
TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL
PERSONNEL.  THE FORWARD-LOOKING  STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM
10-Q AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING  STATEMENTS OR TO
UPDATE THE REASONS WHY ACTUAL  RESULTS COULD DIFFER FROM THOSE  PROJECTED IN THE
FORWARD-LOOKING STATEMENTS.

OVERVIEW

            We believe that we are the largest  supplier in the United States of bulk CO2 systems and bulk CO2 for  carbonating  fountain  beverages based on the number of bulk CO2 systems  leased to  customers.  As of September  30, 2003, we operated a national  network of 101  service  locations  in 45 states  servicing approximately  75,000  bulk  and  high  pressure  customers.  Currently,  99% of fountain beverage users in the continental  United States are within our present service  area.  Historically,  due  to a  combination  of  internal  growth  and acquisitions,  we have  experienced  high levels of growth in terms of number of customers  and net sales,  averaging 20% to 50% per year from 1995 through 2000.
Today,  the majority of our growth is internal  resulting from the conversion of high pressure CO2 users to bulk CO2 systems.

            During fiscal 2001 and continuing through the early stages of fiscal
2003,  we initiated  several  actions that have improved our ability to contract and retain  customers,  while  maintaining a superior level of customer service.
These actions had a significant  positive impact on our operating  effectiveness during the later stages of fiscal 2003 and the first quarter of fiscal 2004, and should  provide a strong base for  profitable  growth in the remainder of fiscal
2004. During fiscal 2001 and 2002, we deliberately  slowed new customer contract signings and the related  installation  rate of bulk CO2 systems.  This decision was made to enable us to focus on improving our operating effectiveness in order to better  position us for future  growth.  We  decentralized  service  location management  from our  headquarters  in Stuart,  Florida  to the depot  locations themselves and in connection  with this decision  hired new full-time  depot and regional managers.  This slowed our gross margin improvement plan in fiscal 2001 and 2002,  although it is anticipated to enhance it in the future. The result of this  decision  was that our revenue  growth  slowed  from prior years  although revenue  still  grew at  16.7%,  6.9% and 2.9% in  fiscal  2001,  2002 and 2003, respectively.  The ramp down in growth enabled our sales force to concentrate on signing  higher  margin new  customers  and  re-signing  existing  customers  at increased rates.

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

1999 to $74.4 million in fiscal 2003. We believe that our revenue base is stable due to the existence of long-term  contracts with our customers  which generally rollover with a limited number expiring without renewal in any one year. Revenue
growth  is  largely   dependent   on  (1)  the  rate  of  new  bulk  CO2  system
installations, (2) the growth in bulk CO2 sales and (3) price increases.

            Consistent  with the capital  intensive  nature of our business,  we incur significant  depreciation and amortization  expenses.  These stem from the
depreciation   of  our  bulk  CO2  systems  and  related   installation   costs,
amortization of deferred lease  acquisition  costs, and amortization of deferred financing costs and other intangible assets.

            Cost of products  sold is comprised of  purchased  CO2,  vehicle and service  location costs associated with the storage and delivery of CO2. Cost of equipment  rentals is  comprised of costs  associated  with  customer  equipment leases.  Selling,  general  and  administrative  expenses  consist  of wages and benefits, dispatch and communications costs, as well as expenses associated with marketing,  administration,  accounting and employee  training.  With respect to bulk CO2  systems,  we  capitalize  costs  that  are  associated  with  specific installations of such systems with customers under non-cancelable  contracts and which would not be incurred but for a successful  placement.  All other service, marketing and administrative costs are expensed as incurred.

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed base of bulk CO2 systems.

RESULTS OF OPERATIONS

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which the various items bear to total revenues:

                                                                       Three Months Ended September 30,
                                                                       --------------------------------

       Income Statement Data:                                              2003                2002
                                                                           ----                ----

       Product sales                                                         59.3%               59.9%
       Equipment rentals                                                     40.7                40.1
                                                                            -----               -----
       Total revenues                                                       100.0               100.0
                                                                            -----               -----
       Cost of products sold, excluding depreciation and amortization        41.3                42.2
       Cost of equipment rentals, excluding
         depreciation and amortization                                        5.5                 6.7
       Selling, general and administrative expenses                          19.8                24.8
       Depreciation and amortization                                         19.3                23.7
       Loss on asset disposals                                                2.1                 3.2
                                                                            -----               -----
       Operating income (loss)                                               12.1                (0.6)
       Loss on early extinguishment of debt                                   9.7                  --
       Interest expense                                                       9.4                10.7
                                                                            -----               -----
       Net (loss)                                                            (7.0)%             (11.3)%
                                                                            =====               =====

THREE MONTHS ENDED  SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED  SEPTEMBER
30, 2002

TOTAL REVENUES

            Total  revenues  increased  by $1.5  million,  or 8.3%,  from  $18.7 million in 2002 to $20.2  million in 2003.  Revenues  derived  from our  service plans increased by $2.2 million,  or 11.8%,  due to an increase in the number of accounts  and  the  adoption  of  EITF  00-21  in July  2003,  resulting  in the recognition  of $0.4  million in revenue  in 2003,  partially  offset by the net impact of a $0.6 million  decrease in revenue  derived from less CO2 sold to the average customer under our variable  product purchase plans,  which includes our equipment lease and product purchase plans, and a $0.1 million decrease from the rental of high  pressure  cylinders and the sale of gases other than CO2. Had we adopted EITF 00-21 in 2002, total revenues recognized for the three months ended
September 30, 2002 would have increased by $0.4 million to $19.1 million.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                                         Three Months Ended September 30,
                                                         --------------------------------
Service Plan                                                  2003             2002
                                                             -------        ----------
        Bulk budget plan(1)                                   62.1%           66.1%
        Equipment lease/product purchase plan(2)              11.3             7.5
        Product purchase plan(3)                               8.6             8.8
        High pressure cylinder(4)                              6.0             6.2
        Other revenues(5)                                     12.0            11.4
                                                             -----           -----
                                                             100.0%          100.0%
                                                             =====           =====

        (1) Combined fee for bulk CO2 tank and bulk CO2.
        (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
        (3) Bulk CO2 only.
        (4) High pressure CO2 cylinders and non-CO2 gases.
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

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service contracts  increased by $0.8 million, or 7.3%, from $11.2 million in
2002 to $12.0 million in 2003. Excluding the $0.4 million impact of the adoption of EITF 00-21,  the $0.4 million  increase in revenues is due to a 7.6% increase in the number of customer locations serviced,  offset by a 1.0% reduction in CO2 sold to the  average  customer  and a 2.2%  reduction  in pricing to the average customer.  While we were able to achieve  significant  price  increases from our renewal customers,  these improvements were offset by incentive pricing provided to a national restaurant organization.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service contracts  increased by $0.7 million,  or 10%, from $7.5 million in 2002 to $8.2  million in 2003,  due to a 5.0%  increase  in the  number of  customers leasing  equipment  from us and a 4.8%  increase  in  overall  equipment  rental pricing.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Costs of products sold  increased  from $7.9 million in 2002 to $8.4 million in 2003,  while  decreasing as a percentage of total revenues from 42.2%
to 41.3%. Product costs increased by $0.4 million,  from $2.5 million in 2002 to
$2.9 million in 2003. The base price with our primary  supplier of CO2 increased by the  Producer  Price  Index,  while the volume of CO2 sold by us increased by
7.2%.

            Operational costs,  including wages and benefits related to costs of product  sold,  increased  from $3.2  million  in 2002 to $3.3  million in 2003, primarily due to an increase in route driver costs.

            Truck delivery expenses  decreased from $1.4 million in 2002 to $1.3 million in 2003. Increases in lease costs were more than offset by a decrease in insurance  and repair  costs.  In  addition,  we have been able to minimize  the impact of increased  fuel costs and variable lease costs  associated  with truck usage by reducing the overall miles driven.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, decreased  by $0.2  million  from $1.3  million in 2002 to $1.1 million in 2003, while decreasing as a percentage of total revenues from 42.2% to 41.3%, due to a reduction in tank repair and service costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  decreased  by $0.6 million,  or 13.2%,  from $4.6  million in 2002 to $4.0  million in 2003,  while decreasing  as a  percentage  of total  revenues  from 24.8% in 2002 to 19.8% in
2003.

            Selling  expenses  decreased by $0.3  million,  from $1.0 million in
2002 to $0.7  million in 2003.  Wages and  related  benefits  decreased  by $0.2 million  due to a  reduction  in the  headcount  of our  sales  organization  in
February 2003.

            General and administrative  expenses  decreased by $0.3 million,  or
8.9%, from $3.6 million in 2002 to $3.3 million in 2003. This improvement is due to a $0.2  million  reduction  of  expenses  related to  uncollectible  accounts receivable and a $0.3 million  reduction in consulting and recruiting  expenses, offset by a $0.2 million increase in property taxes, and other expenses.  During fiscal  2003,  we  initiated  numerous  procedures  to  improve  our  review and collection  of  outstanding  receivable  accounts.  Consulting  fees  decreased, primarily due to non-recurring fees incurred during the first six months of 2002 for  repairs of certain  systems,  improvements  in our  processes  to track and collect customer receivables, and other process improvements.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization decreased from $4.4 million in 2002 to
$3.9  million in 2003.  As a  percentage  of total  revenues,  depreciation  and amortization expense decreased from 23.7% in 2002 to 19.3% in 2003. Depreciation expense remained constant at $3.4 million.  Amortization  expense decreased from
$1.0  million  in  2002 to $0.5  million  in  2003.  This  decrease  is due to a reduction in the  amortization  of deferred  charges from our current  financing arrangements  effective  August 25, 2003 as compared to the amortization of fees related  to our  previous  financing  arrangements,  and to the  acquisition  of customer lists, many of which were fully amortized as of March 31, 2003.

LOSS ON ASSET DISPOSALS

            Loss on asset disposals  decreased from $0.6 million in 2002 to $0.4 million in 2003, while decreasing as a percentage of total revenues from 3.2% to
2.1%.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$2.5  million  from an  operating  loss of $0.1  million in 2002 to an operating income of $2.4 million in 2003.  As a percentage  of total  revenues,  operating income (loss) improved from (0.6)% in 2002 to 12.1% in 2003.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

            In 2003, we accelerated  the recognition of $1.5 million in deferred financing  costs  associated  with the  refinancing  of our  long-term  debt. In addition,  we  accelerated  the  recognition of the  unamortized  portion of the
Original Issue Discount associated with our 12% Senior  Subordinated  Promissory
Notes,  $0.4  million,  and paid  $0.1  million  in  conjunction  with the early termination of an interest rate swap agreement.

INTEREST EXPENSE

            Interest expense decreased from $2.0 million in 2002 to $1.9 million in 2003,  while  decreasing as a percentage of total revenues from 10.7% in 2002 to 9.4% in 2003.

NET (LOSS)

            For the reasons  described  above,  net (loss)  improved from $(2.1)
million in 2002 to $(1.4)  million in 2003.  No provision for income tax expense has been made due to  historical  net losses.  At September 30, 2003, we had net operating loss  carryforwards  for federal income tax purposes of  approximately
$100 million,  which are available to offset future federal taxable  income,  if any, in varying amounts through June 2023.

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

            EBITDA, as set forth in the table below (in thousands), increased by
$2.1  million,  or 47.7%,  from $4.3 million in 2002 to $6.4 million in 2003 and increased as a percentage of total revenues from 23.0% to 31.4%.

                                             Three Months Ended September 30,
                                             -------------------------------
                                                 2003               2002
                                             -----------         -----------

          Net (loss)                            $(1,419)           $(2,110)
          Interest expense                        1,897              1,992
          Depreciation and amortization           3,912              4,419
          Early extinguishment of debt            1,964               --
                                                -------            -------
          EBITDA                                $ 6,354            $ 4,301
                                                =======            =======

          Cash flows provided by (used in):
            Operating activities                $ 3,498            $ 3,088
            Investing activities                $(3,577)           $(3,854)
            Financing activities                $  (223)           $   343

LIQUIDITY AND CAPITAL RESOURCES

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into service  at  customers'  sites;  (2)  payments  of  principal  and  interest  on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of  vehicles,  land,  buildings,  and other  office  and  service equipment  under  operating  leases  as a means  of  conserving  capital.  As of
September  30,  2003,  we  anticipated  making  cash  capital   expenditures  of
approximately $16.0 million over the next twelve months, primarily for purchases of bulk CO2  systems for new  customers,  the  replacement  with larger bulk CO2 systems of 50 and 100 lb. bulk CO2 systems in service at existing  customers and replacement  units for our  truck  fleet.  In June  2002,  we  adopted a plan to replace all 50 and 100 lb. bulk CO2 systems in service at customers over a three to four year period.  While this  decision may not increase  revenues  generated from these customers,  it is expected to improve operating  efficiencies,  gross margins and  profitability.  Once bulk CO2 systems are placed into  service,  we generally  experience  positive  cash  flows on a per-unit  basis,  as there are minimal additional capital  expenditures  required for ordinary  operations.  In
addition  to  capital   expenditures  related  to  internal  growth,  we  review
opportunities to acquire bulk CO2 service  accounts,  and may require cash in an amount  dictated  by the scale and terms of any such  transactions  successfully concluded.

            On  September  24,  2001,  we entered  into a $60.0  million  second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended  Credit  Facility").  This new facility  replaced our prior  facility, which was due to expire in May 2002. We were  required to assess our  compliance with our debt covenants under the Amended Credit Facility on a quarterly  basis.
These  financial  covenants were based on a measure that was not consistent with accounting  principles generally accepted in the United States of America.  Such measure was EBITDA (as defined),  which  represented  earnings before  interest, taxes,  depreciation  and  amortization,  as further modified by certain defined adjustments.  The failure to meet these covenants, absent a waiver or amendment, would have  placed us in  default  and  caused  the debt  outstanding  under the
Amended  Credit  Facility to become  immediately  due and  payable.  The Amended
Credit Facility also included certain cross-default provisions to our 12% Senior
Subordinated Promissory Notes.

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

            We are  also  required  to meet  certain  affirmative  and  negative covenants,  including but not limited to financial covenants. We are required to assess our compliance  with these  financial  covenants  under the Senior Credit
Facility on a quarterly basis. These financial  covenants are based on a measure that is not consistent  with  accounting  principles  generally  accepted in the
United States of America. Such measure is EBITDA (as defined),  which represents earnings before  interest,  taxes,  depreciation  and  amortization,  as further modified by certain defined  adjustments.  The failure to meet these  covenants, absent a waiver  or  amendment,  would  place us in  default  and cause the debt outstanding  under the Senior  Credit  Facility  to  immediately  become due and
payable.  The  Senior  Credit  Facility  also  includes  certain   cross-default
provisions to our 16.3% Senior  Subordinated  Notes Due February 27, 2009. As of
September 30, 2003, we were in  compliance  with all of the covenants  under the
Senior Credit Facility.

            In connection with the  termination of the Amended Credit  Facility, during the first  quarter of fiscal 2004,  we  recognized a loss of $0.9 million from the write-off of unamortized  financing  costs  associated with the Amended
Credit Facility and recorded $2.3 million in financing costs associated with the
Senior  Credit  Facility.  Such costs are being  amortized  over the life of the
Senior Credit Facility.

            As of September 30, 2003, a total of $43.2  million was  outstanding pursuant to the Senior Credit Facility with a weighted  average interest rate of
6.04%.

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

            On August  25,  2003,  concurrently  with the  closing of the Senior
Credit  Facility,  we prepaid  the 1997  Notes and 1999  Notes and issued  $30.0 million of our 16.3% Senior  Subordinated  Notes Due February 27, 2009 (the "New
Notes") with interest only payable  quarterly in arrears on February 28, May 31,
August 31 and November 30 of each year,  commencing  November 30, 2003. Interest on the New Notes is 12% per annum payable in cash and 4.3% per annum payable "in kind" by adding the amount of such interest to the  principal  amount of the New
Notes then  outstanding.  Ten year  warrants to purchase an aggregate of 425,000 shares of our common  stock at an exercise  price of $8.79 per share were issued in  connection  with the New  Notes.  Utilizing  the  Black-Scholes  Model,  the
warrants  issued  in  connection  with the New  Notes  were  valued at $3.70 per warrant, or an aggregate value of $1,573,000.  In addition, the maturity date of
665,403  existing  warrants,  335,101  due to expire in 2004 and  330,302 due to expire in 2005, was extended to February 2009,  resulting in additional value of
$1.31 and $0.97 per warrant, respectively, or an aggregate value of $760,090. At the date of issuance,  in accordance  with APB 14,  "Accounting  for Convertible
Debt and Debt Issued with  Purchase  Warrants,"  we allocated  proceeds of $27.7 million  to the  debt and  $2.3  million  to the  warrants,  with the  resulting discount on the debt referred to as the Original  Issue  Discount.  The Original
Issue Discount is being amortized as interest expense over the life of the debt.
As with the Senior Credit Facility,  we are required to meet certain affirmative and  negative  covenants  under the New  Notes,  including  but not  limited  to financial covenants.

            In  connection  with the early  repayment of the 1997 Notes and 1999
Notes,  during the first  quarter of fiscal  2004 we  recognized  a loss of $1.1 million  attributable  to the  unamortized  financing  costs and Original  Issue

Discount  associated  with the 1997  Notes and 1999  Notes,  and  recorded  $0.5 million of  financing  costs and Original  Issue  Discount  associated  with New
Notes.  Such  fees are  being  amortized  over the  life of the New  Notes.  The weighted  average  effective  interest  rate of the  New  Notes,  including  the amortization of deferred financing costs and Original Issue Discount, is 18.0%.

            During the quarter ended  September 30, 2003, our capital  resources included cash flows from operations and available  borrowing  capacity under the
Senior Credit Facility. We believe that cash flows from operations and available borrowings  under the Senior Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

            The  table  below  sets  forth  our   contractual   obligations  (in
thousands):

                                          Less than
Contractual obligations         Total       1 Year    2-3 Years   4-5 Years  Thereafter
                              ----------------------------------------------------------
Senior Credit Facility         $43,443     $ 3,045     $17,328     $13,070     $10,000
Subordinated debt               30,000        --          --          --        30,000
Non-competition agreements          40          40        --          --          --
Employment Agreements            1,916         758       1,142          16
Operating leases                13,009       3,993       5,238       2,776       1,002
                               -------     -------     -------     -------     -------
Total obligations              $88,408     $ 7,836     $23,708     $15,862     $41,002
                               =======     =======     =======     =======     =======

            In addition,  in May 1997 we entered into a ten-year  exclusive bulk
CO2 requirements contract with The BOC Group, Inc.

            WORKING  CAPITAL.  At September  30, 2003 and June 30, 2003,  we had
working capital of $(1.1) million and $(1.7) million, respectively.

            CASH  FLOWS  FROM  OPERATING  ACTIVITIES.  Cash  flows  provided  by operations  increased  by $0.4 million from $3.1 million in 2002 to $3.5 million in 2003.  The  improvement  is primarily  due to our  improvement  in net income
(excluding non-cash charges) of $2.1 million, partially offset by a $1.7 million reduction in cash  resulting from changes in the working  capital  components of our balance sheet.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2003 and 2002, net cash used in investing  activities  was $3.6 million and $3.9 million,  respectively.
These  investing  activities  were primarily  attributable  to the  acquisition, installation and direct placement costs of bulk CO2 systems.

            CASH FLOWS FROM FINANCING ACTIVITIES. During 2003 cash flows used in financing  activities  was $0.2  million  compared to $0.3  million  provided by financing  activities in 2002.  In 2003,  we refinanced  our debt, as previously discussed,  receiving proceeds of $73.2 million, paying fees associated with the refinancing  of $2.8  million,  while  simultaneously  paying  off our  previous financing facilities.

            In 2002, we completed the private  placement of 1,663,846  shares of our  common  stock to 24  accredited  investors  at a price of $9.75  per  share realizing net cash proceeds of approximately $15.1 million after $1.1 million of issuance costs.  Pursuant to the requirements of the Amended Credit Facility, we used  $14.5  million  of the  proceeds  to pay down  outstanding  debt under the
Amended Credit Facility.

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
amends  and  clarifies   financial   accounting  and  reporting  for  derivative

instruments,   including  certain  derivative   instruments  embedded  in  other
contracts  (collectively  referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and designated hedges after June 30, 2003, except for those provisions of SFAS 149 which relate to SFAS No. 133  implementation  issues that have been  effective for fiscal  quarters that began prior to June 15, 2003. For those issues,  the provisions that are currently in effect should continue to be applied in  accordance  with their  respective  effective  dates.  In  addition, certain  provisions of SFAS 149,  which relate to forward  purchases or sales of when-issued  securities  or other  securities  that do not yet exist,  should be applied to both existing contracts and new contracts entered into after June 30,
2003. The adoption of SFAS 149 had no material impact on our financial position, results of operations or cash flows.

            In May 2003, the FASB issued SFAS No. 150,  "Accounting  for Certain
Financial  Instruments  with  Characteristics  of both  Liabilities  and Equity"
("SFAS 150").  SFAS 150 establishes  standards for how an issuer  classifies and measures certain financial  instruments with characteristics of both liabilities and equity.  SFAS 150 requires  that an issuer  classify a financial  instrument that is within the scope of SFAS 150 as a liability.  SFAS 150 is effective  for financial instruments entered into or modified after May 31, 2003, and otherwise is orginally  effective for the first interim  period  beginning  after June 15,
2003. The adoption of SFAS 150 had no material impact on our financial position, results of operations or cash flows.

            On  July  1,  2003,  we  adopted  EITF  Issue  No.  00-21,  "Revenue
Arrangements with Multiple  Deliverables"  ("EITF 00-21").  EITF 00-21 addresses certain aspects of the accounting by a vendor for  arrangements  under which the vendor will perform multiple revenue generating activities.  As of September 30,
2003,  approximately  54,000 of our customer locations utilized a plan agreement that provides for a fixed monthly  payment to cover the use of a bulk CO2 system and a predetermined  maximum quantity of CO2 ("budget  plan").  Prior to July 1,
2003, as lessor, we recognized revenue from leasing CO2 systems under our budget plan agreements on a straight-line basis over the life of the related leases. We have developed a methodology for the purpose of separating the aggregate revenue stream  between the rental of the equipment  and the sale of the CO2.  Effective
July  1,  2003,  revenue  attributable  to the  lease  of  equipment,  including equipment  leased under the budget plan,  is recorded on a  straight-line  basis over the term of the lease and  revenue  attributable  to the  supply of CO2 and other gases,  including  CO2 provided  under the budget plan,  is recorded  upon delivery to the customer.

            We have elected to apply EITF 00-21 retroactively to all budget plan agreements in existence as of July 1, 2003. Based on our analysis, the aggregate amount of CO2 actually  delivered  under  budget plans during the quarter  ended
June 30, 2003 is not materially different than the corresponding  portion of the fixed charges attributable to CO2. Accordingly, we believe the cumulative effect of the  adoption  of EITF 00-21 in the manner  described  above  resulted  in an increase in revenue and net income  during the three months ended  September 30,
2003 of  approximately  $400,000,  or $0.04 per share.  Solely  for  comparative purposes,  we have separated equipment rentals and CO2 sales in the statement of operations for the three months ended September 30, 2002;  however,  all revenue derived from budget plans for that period is recognized on a straight-line basis as disclosed in the summary of significant  accounting  policies included in our prior Annual Reports on form 10-K.

            Under the budget plan,  each  customer  has a maximum CO2  allowance that is measured and reset on the contract anniversary date. At that date, it is appropriate  to  record  revenue  for  contract  billings  in  excess  of actual deliveries  of CO2.  Because of the large number of  customers  under the budget plan and the fact that the anniversary dates for determining  maximum quantities are spread  throughout the year, our  methodology  involves the use of estimates and assumptions to separate the aggregate  revenue stream derived from equipment rentals to budget plan  customers,  and also to approximate  the  recognition of revenue from CO2 sales to budget plan customers when earned. We believe that the adoption  of EITF 00-21 has the most impact on the  recognition  of revenue on a quarterly  basis as CO2 usage  fluctuates  during a fiscal year based on factors such as weather, and traditional summer and holiday periods. Over a twelve-month period, we believe that the effect is less significant since seasonal variations are largely  eliminated  and CO2  allowances  under budget plan  agreements  are measured and reset annually.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of September 30, 2003, a total of $43.2 million was outstanding  under the Senior Credit Facility with a weighted  average interest rate of 6.04% Based upon the $43.2 million outstanding under the Senior Credit Facility at September
30,  2003,  our annual  interest  cost under the Senior  Credit  Facility  would increase by $0.4 million for each 1% increase in Eurodollar interest rates.

            In order to reduce our exposure to increases in Eurodollar  interest rates, and consequently to increases in interest  payments,  on October 2, 2003, we entered into an interest rate swap  transaction (the "Swap") in the amount of
$20.0 million (the "Notional  Amount") with an effective date of March 15, 2004.
Pursuant to the Swap,  we will pay a fixed  interest rate of 2.12% per annum and received a  Eurodollar-based  floating  rate.  The effect of the Swap will be to neutralize  any changes in Eurodollar  rates on the Notional  Amount.  We do not enter into speculative derivative transactions or leveraged swap transactions.

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

            CHANGES IN INTERNAL CONTROL OVER FINANCIAL  REPORTING.  There was no
change in our internal control over financial  reporting during our first fiscal quarter that has  materially  affected,  or is  reasonably  likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE PROCEEDS

            On August 25, 2003, in connection with the sale of the New Notes, we issued ten year warrants to purchase an aggregate of 425,000 shares of our common stock at an  exercise  price of $8.79 per share in reliance  upon the  exemption from  registration  provided by Section 4(2) of the  Securities  Act of 1933, as amended. No underwriting discounts or commissions were paid.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit No.                     Exhibit
                -----------                     -------

                  31.1          Section 302 Certification of Principal Executive
                                Officer.

                  31.2          Section 302 Certification of Principal Financial
                                Officer.

                  32.1          Section 906 Certification of Principal Executive
                                Officer.

                  32.2          Section 906 Certification of Principal Financial
                                Officer.

            (b)  Reports on Form 8-K.

                 (1)  The  Company  filed  a Form  8-K  dated  August  26,  2003 reporting an Item 5 event.
                 (2)  The  Company  filed a Form 8-K  dated  September  8,  2003 reporting an Item 12 event.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                         NuCO2 Inc.

Dated:  November 14, 2003                By: /s/ Robert R. Galvin
                                             -----------------------------------
                                             Robert R. Galvin
                                             Chief Financial Officer

