Form 10-Q
period 2003-12-31
NUCO2 INC /FL
filed 2004-02-13
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/X/    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2003

                                       OR

/ /    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------           ------------------

                         Commission file number 0-27378

                                   NUCO2 INC.
             (Exact Name of Registrant as Specified in Its Charter)

                       Florida                                               65-0180800
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification No.)

   2800 SE Market Place, Stuart, FL                                           34997
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

                 Class                        Outstanding at December 31, 2003
                 -----                        --------------------------------
        Common Stock, $.001 par value                10,671,224 shares

                                   NUCO2 INC.

                                      Index
                                      -----

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Balance Sheets as of December 31, 2003 and                    3
              June 30, 2003

           Statements of Operations for the Three Months Ended           4
              December 31, 2003 and December 31, 2002

           Statement of Operations for the Six Months Ended              5
              December 31, 2003 and December 31, 2002

           Statement of Shareholders' Equity for the Six                 6
              Months Ended December 31, 2003

           Statements of Cash Flows for the Six Months                   7
              Ended December 31, 2003 and December 31, 2002

           Notes to Financial Statements                                 8

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      17
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES                     28
              ABOUT MARKET RISK

ITEM 4.    CONTROLS AND PROCEDURES                                      28

PART II.   OTHER INFORMATION

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY                  28
           HOLDERS

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                             29

SIGNATURES                                                              30

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                   NUCO2 INC.

                                 BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS
                                     ------

                                                                           December 31, 2003  June 30, 2003
                                                                           -----------------  -------------
                                                                               (unaudited)
Current assets:
    Cash and cash equivalents                                                  $     202      $     455
    Trade accounts receivable, net of allowance for doubtful
        accounts of $2,476 and $2,299, respectively                                6,758          6,217
    Inventories                                                                      237            210
    Prepaid expenses and other current assets                                      2,870          1,605
                                                                               ---------      ---------
        Total current assets                                                      10,067          8,487
                                                                               ---------      ---------

Property and equipment, net                                                       91,969         92,448
                                                                               ---------      ---------

Other assets:
    Goodwill, net                                                                 19,222         19,222
    Deferred financing costs, net                                                  2,508          1,593
    Customer lists, net                                                               21             25
    Non-competition agreements, net                                                  844            985
    Deferred lease acquisition costs, net                                          3,146          2,892
    Other assets                                                                     188            194
                                                                               ---------      ---------
                                                                                  25,929         24,911
                                                                               ---------      ---------
           Total assets                                                        $ 127,965      $ 125,846
                                                                               =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Current maturities of long-term debt                                       $   3,745      $   2,294
    Accounts payable                                                               3,475          4,095
    Accrued expenses                                                               1,750          1,315
    Accrued interest                                                               1,010            981
    Accrued payroll                                                                  313          1,212
    Other current liabilities                                                        296            329
                                                                               ---------      ---------
        Total current liabilities                                                 10,589         10,226

Senior debt facilities, excluding current maturities                              39,887         28,659
Long-term subordinated debt                                                       28,292         39,576
Customer deposits                                                                  3,082          3,191
                                                                               ---------      ---------
        Total liabilities                                                         81,850         81,652
                                                                               ---------      ---------

Commitments and contingencies
Redeemable preferred stock                                                         9,632          9,258
                                                                               ---------      ---------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
        7,500 shares issued and outstanding                                         --             --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 10,671,224 shares at December 31, 2003
        and 10,633,405 shares at June 30, 2003                                        11             11
    Additional paid-in capital                                                    95,001         92,938
    Accumulated deficit                                                          (58,529)       (57,884)
    Accumulated other comprehensive loss                                            --             (129)
                                                                               ---------      ---------
        Total shareholders' equity                                                36,483         34,936
                                                                               ---------      ---------
           Total liabilities and shareholders' equity                          $ 127,965      $ 125,846
                                                                               =========      =========

See accompanying notes to financial statements.

                                   NUCO2 INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

                                                                              Three Months Ended December 31,
                                                                              -------------------------------
                                                                                   2003        2002*
                                                                                   ----        -----

Product sales                                                                   $ 11,646     $ 10,851
Equipment rentals                                                                  7,808        7,250
                                                                                --------     --------

Total revenues                                                                    19,454       18,101
                                                                                --------     --------

Costs and expenses:
    Cost of products sold, excluding depreciation and amortization                 8,378        7,638
    Cost of equipment rentals, excluding depreciation
        and amortization                                                             388        1,073
    Selling, general and administrative expenses                                   3,767        5,131
    Depreciation and amortization                                                  3,793        4,397
    Loss on asset disposals                                                          304          246
                                                                                --------     --------
                                                                                  16,630       18,485
                                                                                --------     --------

Operating income (loss)                                                            2,824         (384)

Interest expense                                                                   2,050        1,930
                                                                                --------     --------

Net income (loss)                                                               $    774     $ (2,314)
                                                                                ========     ========

Weighted average outstanding shares of common stock:
    Basic                                                                         10,653       10,633
                                                                                ========     ========
    Diluted                                                                       11,655       10,633
                                                                                ========     ========

Net income (loss) per basic share                                               $   0.05     $  (0.23)
                                                                                ========     ========
Net income (loss) per diluted share                                             $   0.05     $  (0.23)
                                                                                ========     ========

Pro forma amounts assuming adoption of EITF Issue No. 00-21, "Revenue
Arrangements with Multiple Deliverables" is applied retroactively (Note 2):

Net income (loss)                                                               $    774     $ (2,476)
                                                                                ========     ========
Net income (loss) per basic share                                               $   0.05     $  (0.25)
                                                                                ========     ========
Net income (loss) per diluted share                                             $   0.05     $  (0.25)
                                                                                ========     ========

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                   NUCO2 INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (UNAUDITED)

                                                                              Six Months Ended December 31,
                                                                              -----------------------------
                                                                                  2003           2002*
                                                                                  ----           -----

Product sales                                                                   $ 24,215      $ 22,859
Equipment rentals                                                                 15,477        13,920
                                                                                --------      --------

Total revenues                                                                    39,692        36,779
                                                                                --------      --------

Costs and expenses:
    Cost of products sold, excluding depreciation and amortization                17,003        15,731
    Cost of equipment rentals, excluding depreciation
        and amortization                                                           1,217         2,122
    Selling, general and administrative expenses                                   7,782         9,759
    Depreciation and amortization                                                  7,705         8,816
    Loss on asset disposals                                                          719           853
                                                                                --------      --------
                                                                                  34,426        37,281
                                                                                --------      --------

Operating income (loss)                                                            5,266          (502)

Loss on early extinguishment of debt (Notes 4 and 5)                               1,964          --
Interest expense                                                                   3,947         3,922
                                                                                --------      --------

Net (loss)                                                                      $   (645)     $ (4,424)
                                                                                ========      ========

Weighted average number of common and common
    equivalent shares outstanding, basic and diluted                              10,643        10,163
                                                                                ========      ========

Basic and diluted (loss) per share                                              $  (0.10)     $  (0.47)
                                                                                ========      ========

Pro forma amounts assuming adoption of EITF Issue No. 00-21, "Revenue
Arrangements with Multiple Deliverables" is applied retroactively (Note 2):

Net (loss)                                                                      $   (645)     $ (4,174)
                                                                                ========      ========
Basic and diluted (loss) per share                                              $  (0.10)     $  (0.45)
                                                                                ========      ========

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                   NUCO2 INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                                                      Accumulated
                                                       Common Stock        Additional                     Other          Total
                                                 ------------------------    Paid-In     Accumulated  Comprehensive   Shareholders'
                                                   Shares          Amount    Capital       Deficit       Loss            Equity
                                                   ------          ------    -------       -------       ----            ------
Balance, June 30, 2003                           10,633,405      $    11     $92,938     $  (57,884) $      (129)     $    34,936
Comprehensive (loss):
  Net (loss)                                           --           --          --             (645)        --               (645)
  Other comprehensive income:
    Interest rate swap transaction                     --           --          --               --          129              129
                                                                                                                         --------
Total comprehensive (loss)                                                                                                   (516)

Issuance and extension of warrants (Note 5)            --           --         2,333             --           --            2,333
Issuance of 24,144 shares of common stock -
    exercise of warrants                             24,144         --          --               --           --               --
Issuance of 13,675 shares of common stock -
    exercise of options                              13,675         --           104             --           --              104
Redeemable preferred stock dividend                    --           --          (374)            --           --             (374)
                                                -----------      -------     -------      -----------  -----------      ---------
Balance, December 31, 2003                       10,671,224      $    11     $95,001      $ (58,529)   $      --        $  36,483
                                                ===========      =======     =======      ============ ===========      =========

See accompanying notes to financial statements.

                                   NUCO2 INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                          Six Months Ended December 31,
                                                                          -----------------------------
                                                                                2003       2002*
                                                                                ----       -----
Cash flows from operating activities:

    Net (loss)                                                              $   (645)   $ (4,424)

    Adjustments to reconcile net (loss) to net cash provided by operating activities:
              Depreciation and amortization of property and equipment          6,690       6,896
              Amortization of other assets                                     1,015       1,920
              Amortization of original issue discount                            193         110
              Paid-in-kind interest                                              449        --
              Loss on disposals                                                  719         853
              Loss on early extinguishment of debt                             1,964        --
              Changes in operating assets and liabilities:
                   Decrease (increase) in:
                       Trade accounts receivable                                (541)        346
                       Inventories                                               (27)         22
                       Prepaid expenses and other current assets              (1,265)       (584)
                   Increase (decrease) in:
                       Accounts payable                                         (620)     (1,653)
                       Accrued expenses                                          431         (30)
                       Accrued payroll                                          (899)       (153)
                       Accrued interest                                           71        (134)
                       Other current liabilities                                 (33)         (4)
                       Customer deposits                                        (109)        331
                                                                            --------    --------

              Net cash provided by operating activities                        7,393       3,496
                                                                            --------    --------

Cash flows from investing activities:
    Purchase of property and equipment                                        (6,924)     (6,582)
    Increase in deferred lease acquisition costs                                (767)       (535)
    Decrease (increase) in other assets                                            6         (34)
                                                                            --------    --------
           Net cash used in investing activities                              (7,685)     (7,151)
                                                                            --------    --------

Cash flows from financing activities:
    Repayment of long-term debt                                              (71,472)    (12,500)
    Proceeds from issuance of common stock                                      --        16,222
    Issuance cost - common stock                                                --        (1,167)
    Proceeds from issuance of long-term debt                                  74,150        --
    Exercise of stock options                                                    104           6
    Increase in deferred financing costs                                      (2,743)       (253)
                                                                            --------    --------
        Net cash provided by financing activities                                 39       2,288
                                                                            --------    --------

Decrease in cash and cash equivalents                                           (253)     (1,367)
Cash and cash equivalents at the beginning of period                             455       1,562
                                                                            --------    --------
Cash and cash equivalents at the end of period                              $    202    $    195
                                                                            ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                            $  3,147    $  3,946
                                                                            ========    ========
        Income taxes                                                        $   --      $   --
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
00-21, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES" ("EITF 00-21").

            All  adjustments  necessary for a fair  statement of the results for the interim periods presented have been recorded.  This quarterly report on Form
10-Q  should  be  read in  conjunction  with  the  Company's  audited  financial statements  for the fiscal year ended June 30, 2003.  The results of  operations for the periods  presented are not  necessarily  indicative of the results to be expected  for the full fiscal  year.  As a result of the adoption of EITF 00-21, the Company  anticipates  that  reported  revenue will  fluctuate on a quarterly basis due to seasonal variations.  Based on historical data and expected trends, the Company anticipates that revenue from the delivery of CO2 will be highest in the first quarter and lowest in the third quarter.

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
As of  December  31,  2003,  approximately  55,000  of  the  Company's  customer locations  utilized this plan.  Prior to July 1, 2003,  the Company,  as lessor, recognized  revenue from leasing CO2 systems under its budget plan agreements on a straight-line basis over the life of the related leases. The Company developed a methodology for the purpose of separating the aggregate revenue stream between the rental of the  equipment  and the sale of the CO2.  Effective  July 1, 2003, revenue attributable to the lease of equipment, including equipment leased under the budget plan, is recorded on a straight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gases,  including  CO2 provided under the budget plan, is recorded upon delivery to the customer.

            The  Company has  elected to apply EITF 00-21  retroactively  to all budget plan  agreements in existence as of July 1, 2003.  Based on the Company's analysis,  the  aggregate  amount of CO2 actually  delivered  under budget plans during the quarter  ended June 30,  2003 is not  materially  different  than the corresponding portion of the fixed charges attributable to CO2. Accordingly, the
Company believes the cumulative  effect of the adoption of EITF 00-21 as of July
1, 2003 is not  significant.  However,  the effect of adopting EITF 00-21 in the manner  described  above  resulted in a  (decrease)  increase in revenue and net income during the three and six months ended December 31, 2003 of  approximately
$(95,000), or $(0.01) per share and $285,000, or $0.03 per share,  respectively.
Solely for comparative purposes, the Company has separated equipment rentals and
CO2 sales in the  statements  of  operations  for the three and six months ended
December  31,  2002;  however,  all revenue  derived from budget plans for those periods is  recognized  on a  straight-line  basis as disclosed in the Company's summary of significant  accounting policies included in its prior Annual Reports on Form 10-K.

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

            If the guidance of EITF 00-21 had been applied retroactively,  prior year results would have been different than  previously  reported as follows (in thousands, except per share amounts):

                                                Three Months Ended December 31,    Six Months Ended December 31,
                                                ------------------------------     -----------------------------
                                                           2003       2002              2003        2002
                                                           ----       ----              ----        ----
Revenues, as reported                                    $ 19,454   $ 18,101          $ 39,692    $ 36,779
Adoption of EITF 00-21                                       --         (162)             --           250
                                                         --------   --------          --------    --------
Revenues, as adjusted                                    $ 19,454   $ 17,939          $ 39,692    $ 37,029
                                                         ========   ========          ========    ========

Net income (loss), as reported                           $    774   $ (2,314)         $   (645)   $ (4,424)
Adoption of EITF 00-21                                       --         (162)             --           250
                                                         --------   --------          --------    --------
Net income (loss), as adjusted                           $    774   $ (2,476)         $   (645)   $ (4,174)
                                                         ========   ========          ========    ========

Basic and diluted income (loss) per share, as reported   $   0.05   $  (0.23)         $  (0.10)   $  (0.47)
Adoption of EITF 00-21                                       --        (0.02)             --          0.02
                                                         --------   --------          --------    --------
Basic and diluted income (loss) per share, as adjusted   $   0.05   $  (0.25)         $  (0.10)   $  (0.45)
                                                         ========   ========          ========    ========

            The  Company   capitalizes   direct   costs   associated   with  the
installation of bulk CO2 systems,  subject to a maximum amount per installation.
As a result,  cost of equipment rentals through September 30, 2003 have included labor  costs in excess of  amounts  qualifying  for  capitalization.  During the quarter  ended  December  31,  2003,  the  Company  reviewed  its  estimates  of installations  and direct costs  anticipated  to be incurred for the fiscal year ending June 30, 2004 and its accounting for direct costs in the first and second
quarter.   As  a  result  of  this  review,  the  Company  has  determined  that approximately  $190,000  of direct  costs  that had been  expensed  in the three months ended  September 30, 2003 should be capitalized in the three months ended
December 31, 2003.

NOTE 3.     EARNINGS (LOSS) PER COMMON SHARE

            The Company  calculates  earnings per share in  accordance  with the requirements of SFAS No. 128,  "Earnings Per Share." The weighted average shares outstanding  used to calculate basic and diluted  earnings (loss) per share were calculated as follows (in thousands):

                                                Three Months Ended December 31,  Six Months Ended December 31,
                                                -------------------------------  -----------------------------
                                                        2003     2002                2003     2002
                                                        ----     ----                ----     ----

Weighted average shares outstanding - basic            10,653   10,633              10,643   10,163

Outanding options and warrants to purchase
  shares of common stock - remaining
  shares after assuming repurchase with proceeds
  from exercise                                         1,002     --                  --       --
                                                       ------   ------              ------   ------

Weighted average shares outstanding - diluted          11,655   10,633              10,643   10,163
                                                       ======   ======              ======   ======

            The Company  excluded  the  equivalent  of 301,816  shares of common stock for the three  months ended  December  31,  2002,  and 749,109 and 418,643 shares of common  stock for the six months  ended  December  31,  2003 and 2002, respectively,  as these  options  and  warrants to  purchase  common  stock were anti-dilutive for these periods.  In addition,  the Company excluded the effects of the conversion of its  outstanding  redeemable  preferred stock using the "if converted" method, as the effect would be anti-dilutive  (Note 6). The Company's redeemable  preferred stock was convertible  into 935,317 shares of common stock as of December 31, 2003.

            The  following  table  presents  the  Company's  net  income  (loss)
available to common  shareholders and income (loss) per share, basic and diluted
(in thousands, except per share amounts):

                                                   Three Months Ended December 31,   Six Months Ended December 31,
                                                   -------------------------------   -----------------------------
                                                          2003        2002                 2003         2002
                                                          ----        ----                 ----         ----

Net income (loss)                                      $    774    $ (2,314)              $   (645)   $ (4,424)
Redeemable preferred stock dividends                       (189)       (177)                  (374)       (348)
                                                       --------    --------               --------    --------
Net income (loss) -
    available to common shareholders                   $    585    $ (2,491)              $ (1,019)   $ (4,772)
                                                       ========    ========               ========    ========

Weighted average outstanding shares of
    common stock:

Basic                                                    10,653      10,633                 10,643      10,163
Diluted                                                  11,655      10,633                 10,643      10,163

Basic income (loss) per share                          $   0.05    $  (0.23)              $  (0.10)   $  (0.47)
                                                       ========    ========               ========    ========
Diluted income (loss) per share                        $   0.05    $  (0.23)              $  (0.10)   $  (0.47)
                                                       ========    ========               ========    ========

NOTE 4. SENIOR DEBT FACILITIES

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

            The  Company  is also  required  to  meet  certain  affirmative  and negative  covenants,  including  but not  limited to  financial  covenants.  The
Company is  required to assess its  compliance  with these  financial  covenants under the Senior Credit Facility on a quarterly basis. These financial covenants are  based  on a  measure  that is not  consistent  with  accounting  principles generally  accepted in the United States of America.  Such measure is EBITDA (as defined),  which represents  earnings before interest,  taxes,  depreciation and amortization, as further modified by certain defined adjustments. The failure to meet these covenants,  absent a waiver or amendment,  would place the Company in default  and cause the debt  outstanding  under the Senior  Credit  Facility  to immediately  become due and payable.  The Senior  Credit  Facility also includes certain  cross-default  provisions  to the Company's  16.3% Senior  Subordinated
Notes due February 27, 2009 (see Note 5). As of September  30, 2003 and December
31, 2003,  the Company was in  compliance  with all  covenants  under the Senior
Credit Facility.

            In connection with the  termination of the Amended Credit  Facility, during the first quarter of fiscal 2004, the Company  recognized a loss from the write-off of $860,000 in unamortized financing costs associated with the Amended
Credit Facility and recorded  $2,162,000 in financing costs  associated with the
Senior Credit Facility. Such costs will be amortized over the life of the Senior
Credit Facility.

            As of December 31, 2003,  a total of $43.4  million was  outstanding pursuant to the Senior Credit Facility with a weighted  average interest rate of
6.1%.

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

            The Prior  Swap,  which was  designated  as a cash flow  hedge,  was deemed to be a highly  effective  transaction,  and  accordingly the loss on the derivative instrument was reported as a component of other comprehensive income.
For the six months  ended  December  31,  2003 and 2002,  the  Company  recorded
$129,000 and $66,000 respectively,  representing the change in fair value of the
Prior Swap, as other comprehensive income.

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

NOTE 5.     LONG-TERM SUBORDINATED DEBT

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

            During the fiscal year ended June 30,  2002,  65,574 of the warrants issued in  connection  with the 1997 Notes were  exercised  and  converted  into shares of the Company's  common stock.  On August 22, 2002, in conjunction  with the private  placement of 1,663,846  shares of the  Company's  common stock (see
Note 4), the remaining  warrants  issued in conjunction  with the 1997 Notes and the warrants issued in connection with the 1999 Notes were adjusted  pursuant to anti-dilution  provisions  to provide for the purchase of an  additional  21,906 shares of the Company's common stock. In addition, in November 2003, warrants to purchase  24,144 shares of the Company's  common stock issued in connection with the 1997  Notes were  exercised  pursuant  to the  cashless  exercise  provision contained in the warrants. In connection with the cashless exercise, warrants to purchase 26,672 shares of the Company's common stock were canceled.

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
the Company allocated  proceeds of $27.7 million to the debt and $2.3 million to the  warrants,  with  the  resulting  discount  on the debt  referred  to as the
Original  Issue  Discount.  The Original  Issue  Discount is being  amortized as interest  expense over the life of the debt. As with the Senior Credit Facility,

the Company is required to meet certain affirmative and negative covenants under the New Notes, including but not limited to financial covenants. As of September
30, 2003 and December 31, 2003,  the Company was in  compliance  with all of the covenants under the New Notes.

            In  connection  with the early  repayment of the 1997 Notes and 1999
Notes, during the first quarter of fiscal 2004, the Company recognized a loss of
$1,018,000  attributable to the  unamortized  financing costs and Original Issue
Discount associated with the 1997 Notes and 1999 Notes, and recorded $581,000 of financing  costs  associated  with the New Notes.  Such fees are being amortized over the life of the New Notes. The weighted average effective  interest rate of the New Notes,  including  the  amortization  of  deferred  financing  costs and
Original Issue Discount, is 18.0%.

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

            During the six months ended December 31, 2003 and 2002, the carrying amount (and Liquidation  Preferences) of the Series A Preferred Stock and Series
B Preferred  Stock  ("Preferred  Stock") was increased by $374,000 and $348,000, respectively,  for dividends  accrued.  The Preferred Stock shall be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined) of the Company (the date of such redemption being the "Mandatory  Redemption Date")
at an amount equal to the then effective Liquidation Preference plus accrued and unpaid  dividends  thereon from the last dividend  payment date to the Mandatory
Redemption  Date,  plus if the Mandatory  Redemption  Date is on or prior to the fourth  anniversary  of the issuance of the Preferred  Stock,  the amount of any dividends  that would have accrued and been payable on the Preferred  Stock from the Mandatory Redemption Date through the fourth anniversary date.

            In addition,  outstanding  shares of Preferred  Stock vote on an "as converted  basis" with the holders of the common  stock as a single class on all matters that the holders of the common stock are entitled to vote upon.

NOTE 7.  STOCK OPTION PLANS

            The Board of Directors  of the Company  adopted the 1995 Option Plan
(the "1995  Plan").  Under the 1995 Plan,  the  Company has  reserved  2,400,000 shares of common stock for employees of the Company. Under the terms of the 1995
Plan,  options granted may be either  incentive  stock options or  non-qualified stock options.  The exercise price of incentive  options shall be at least equal to 100% of the fair market  value of the  Company's  common stock at the date of the grant,  and the exercise  price of  non-qualified  stock  options  issued to employees  may not be less than 75% of the fair  market  value of the  Company's common  stock at the date of the grant.  The maximum term for all options is ten years.  Options granted to date generally vest in equal annual installments from one to five years,  though a limited number of grants were  partially  vested at the grant date.  The  weighted-average  fair value per share of options  granted during  the six months  ended  December  31,  2003 and 2002 was $3.15 and $3.01, respectively.

            The following summarizes the transactions pursuant to the 1995 Plan:

                                                      Weighted Average
                                       Options       Exercise Price Per        Options
                                     Outstanding         Option              Exercisable
                                     -----------         ------              -----------
Outstanding at June 30, 2002          1,162,450      $   10.15                 503,072
         Granted                        175,000           8.63
         Expired or canceled            (99,780)         11.47
         Exercised                         (500)         11.25
                                      ---------
Outstanding at December 31, 2002      1,237,170      $    9.83                 541,302
                                      =========

Outstanding at June 30, 2003          1,288,420      $    9.13                 640,373
         Granted                         82,250           8.77
         Expired or canceled            (70,250)         12.39
         Exercised                      (13,675)          7.60
                                      ---------
Outstanding at December 31, 2003      1,286,745      $    8.94                 678,487
                                      =========

            The following  table sets forth certain  information  as of December
31, 2003:

                                          Options Outstanding                           Options Exercisable
                     -----------------------------------------------------------   ----------------------------------------
Range of Exercise                            Weighted Average   Weighted Average                          Weighted Average
     Prices          Options Outstanding      Remaining Life     Exercise Price    Options Exercisable     Exercise Price
     ------          -------------------      --------------     --------------    -------------------     --------------
$ 0.00 - $ 5.00            151,350                8.26              $ 4.82                  46,667            $ 4.85
$ 5.01 - $10.00            614,220                7.27                7.55                 333,795              7.36
$10.01 - $15.00            521,175                7.21               11.78                 298,025             11.59
                         ---------               -----              ------                --------            ------
                         1,286,745                7.36              $ 8.94                 678,487            $ 9.04
                         ==========              =====              =======               ========            ======

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
The  weighted-average  fair  value per share of options  granted  during the six months ended December 31, 2003 and 2002 was $3.58 and $2.66, respectively.

            The following summarizes the transactions pursuant to the Directors'
Plan:

                                                             Weighted Average
                                           Options          Exercise Price Per       Options
                                         Outstanding              Option           Exercisable
                                         -----------              ------           -----------
Outstanding at June 30, 2002                 60,000               $ 9.15             34,000
         Granted                              6,000                 8.69
         Expired or canceled                     -                    -
         Exercised                               -                    -
                                           --------
Outstanding at December 31, 2002             66,000               $ 9.11             42,000
                                           ========

Outstanding at June 30, 2003                 66,000               $ 9.11             45,997
         Granted                             12,000                11.68
         Expired or canceled                     -                     -
         Exercised                               -                     -
                                           --------
Outstanding at December 31, 2003             78,000               $ 9.50             53,998
                                           ========

            The following  table sets forth certain  information  as of December
31, 2003:

                                             Options Outstanding                          Options Exercisable
                      -------------------------------------------------------------  ---------------------------------------
Range of Exercise                             Weighted Average     Weighted Average                        Weighted Average
      Prices          Options Outstanding     Remaining Life       Exercise Price    Options Exercisable    Exercise Price
      ------          -------------------     --------------       --------------    -------------------    --------------
$  5.01 - $10.00             42,000               5.80                 $ 7.46              37,998               $ 7.34
$ 10.01 - $15.00             36,000               7.89                  11.89              16,000                12.15
                            -------              -----                 ------             -------               ------
                             78,000               6.76                 $ 9.50              53,998               $ 8.76
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

                                                Three Months Ended       Six Months Ended
                                                   December 31,             December 31,
                                                --------------------     --------------------
                                                  2003        2002         2003          2002
                                                  ----        ----         ----          ----
Net income (loss), as reported                  $   774      $(2,314)     $  (645)     $(4,424)
Less:
   Stock-based compensation
       - fair value measurement                    (228)        (219)        (409)        (459)
                                                -------      -------      -------      -------
Net income (loss), pro forma                        546       (2,533)      (1,054)      (4,883)
Preferred stock dividends                          (189)        (177)        (374)        (348)
                                                -------      -------      -------      -------
Net (loss) available to
       common shareholders - pro forma          $   357      $(2,710)     $(1,428)     $(5,231)
                                                =======      =======      =======      =======

Basic income (loss) per share - reported        $  0.05      $ (0.23)     $ (0.10)     $ (0.47)
                                                =======      =======      =======      =======
Basic income (loss) per share - pro forma       $  0.03      $ (0.25)     $ (0.13)     $ (0.51)
                                                =======      =======      =======      =======

Diluted income (loss) per share - reported      $  0.05      $ (0.23)     $ (0.10)     $ (0.47)
                                                =======      =======      =======      =======
Diluted income (loss) per share - pro forma     $  0.03      $ (0.25)     $ (0.13)     $ (0.51)
                                                =======      =======      =======      =======

Expected volatility                                  40%      37% - 40%       40%          40%
Risk free interest rate                         3.1% - 3.6%  2.7% - 3.0%  3.1% - 3.6%  2.7% - 3.0%
Expected dividend yield                            0%           0%           0%           0%
Expected lives                                   3-4 years    3-4 years    3-4 years    3-4 years

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
TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL
PERSONNEL.  THE FORWARD-LOOKING  STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM
10-Q AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING  STATEMENTS OR TO
UPDATE THE REASONS WHY ACTUAL  RESULTS COULD DIFFER FROM THOSE  PROJECTED IN THE
FORWARD-LOOKING STATEMENTS.

OVERVIEW

            We believe that we are the largest  supplier in the United States of bulk CO2 systems and bulk CO2 for  carbonating  fountain  beverages based on the number of bulk CO2 systems  leased to  customers.  As of December 31,  2003,  we operated a national  network of 101  service  locations  in 45 states  servicing approximately  78,000  bulk  and  high  pressure  customers.  Currently,  99% of fountain beverage users in the continental  United States are within our present service  area.  Historically,  due  to a  combination  of  internal  growth  and acquisitions,  we have  experienced  high levels of growth in terms of number of customers  and net sales,  averaging 20% to 50% per year from 1995 through 2000.
Today,  virtually all of our growth is internal resulting from the conversion of high pressure CO2 users to bulk CO2 systems and conversions of competitive  bulk
CO2 system users.

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

            Generally,  our  experience  has been that as our service  locations mature their gross profit  margins  improve as a result of their volume  growing while fixed costs remain essentially unchanged.  New service locations typically operate at low or negative  gross  margins in the early  stages and detract from our highly profitable service locations in more mature markets.  During the last eighteen months,  we have experienced a significant  improvement in gross margin due to net  new  customer  activations  and  operating  improvements,  including efficiencies  in delivery of product to our  customers,  such as  reductions  in unscheduled  deliveries,  total miles  driven,  miles driven  between  stops and improvements  to our  safety  record.  Accordingly,  we  believe  that we are in position to build our customer base while  maintaining  and  improving  upon our superior  levels of  customer  service,  with  minimal  changes  required to our support  infrastructure.  We  continue  to be  focused  on  improving  operating
effectiveness,   increasing  prices  for  our  services  and  strengthening  our workforce,  and anticipate that these initiatives will contribute  positively to all areas of our company.

GENERAL

            Substantially  all of our revenues have been derived from the rental of bulk CO2 systems  installed at  customers'  sites,  the sale of CO2, and high pressure  cylinder  revenues.  Revenues  have grown from $47.1 million in fiscal
1999 to $74.4 million in fiscal 2003. We believe that our revenue base is stable due to the existence of long-term  contracts with our customers  which generally rollover with a limited number expiring without renewal in any one year. Revenue
growth  is  largely   dependent   on  (1)  the  rate  of  new  bulk  CO2  system
installations, (2) the growth in bulk CO2 sales and (3) price increases.

            Consistent  with the capital  intensive  nature of our business,  we incur significant  depreciation and amortization  expenses.  These stem from the
depreciation   of  our  bulk  CO2  systems  and  related   installation   costs,
amortization of deferred lease  acquisition  costs, and amortization of deferred financing costs and other intangible assets.

            Cost of products sold is comprised of purchased  CO2,  vehicle,  and service  location costs associated with the storage and delivery of CO2. Cost of equipment  rentals is  comprised of costs  associated  with  customer  equipment leases.  Selling,  general  and  administrative  expenses  consist  of wages and benefits, dispatch and communications costs, as well as expenses associated with marketing, administration, accounting and administrative employee training. With respect to bulk CO2 systems,  we capitalize costs based on a standard amount per installation  that are associated  with specific  installations  of such systems with customers  under  non-cancelable  contracts and which would not be incurred but for a successful placement.  Costs incurred in excess of the standard amount per installation, if any, are expensed in the statement of operations. All other service, marketing and administrative costs are expensed as incurred.

RESULTS OF OPERATIONS

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which the various items bear to total revenues:

                                          Three Months Ended December 31,    Six Months Ended December 31,
                                          -------------------------------    -----------------------------
Income Statement Data:                              2003      2002                2003       2002
                                                    ----      ----                ----       ----

Product sales                                       59.9%     60.0%               61.0%      62.2%
Equipment rentals                                   40.1      40.0                39.0       37.8
                                                   -----     ------              ------     -----
Total revenues                                     100.0     100.0               100.0      100.0

Cost of products sold, excluding
    depreciation and amortization                   43.1      42.2                42.8       42.8
Cost of equipment rentals, excluding
    depreciation and amortization                    2.0       5.9                 3.1        5.8
Selling, general and administrative expenses        19.4      28.3                19.6       26.4
Depreciation and amortization                       19.5      24.3                19.4       24.0
Loss on asset disposals                              1.5       1.4                 1.8        2.4
                                                 -------    ------               -----      -----
Operating income (loss)                             14.5      (2.1)               13.3       (1.4)
Loss on early extinguishment of debt                  -         -                  4.9         -
Interest expense                                    10.5      10.7                 9.9       10.7
                                                 -------    ------               -----      -----

Net income (loss)                                    4.0%    (12.8)%              (1.6)%    (12.0)%
                                                 =======    ======               =====      =====

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
2002

TOTAL REVENUES

            Total  revenues  increased  by $1.4  million,  or 7.5%,  from  $18.1 million in 2002 to $19.5 million in 2003. Revenues derived from our bulk service plans increased by $1.8 million,  or 10.0%,  due to an increase in the number of accounts  and the sale of gases  other  than  CO2,  partially  offset by the net impact of a $0.4 million decrease in revenue derived from a decrease in CO2 sold and a reduction  in pricing of CO2 to the average  customer  under our  variable product purchase plans,  which includes our equipment lease and product purchase plans,  and the adoption of EITF 00-21 in July 2003. A modest pricing  reduction has occurred in our CO2 pricing under our variable product purchase plans due to incentive pricing provided to a national restaurant organization.

            We adopted EITF 00-21  effective  in July 2003,  resulting in a $0.1 million  reduction in revenue in 2003. Had we adopted EITF 00-21 in 2002,  total revenues  recognized  for the three  months  ended  December 31, 2002 would have decreased by $0.2 million to $17.9 million.  The following table sets forth, for the periods indicated,  the percentage relationship which our service plans bear to total revenues:

                                        Three Months Ended December 31,
                                        -------------------------------
Service Plan                                   2003          2002
                                               ----          ----
Bulk budget plan(1)                            62.3%         67.4%
Equipment lease/product purchase plan(2)       12.0           7.6
Product purchase plan(3)                        8.6           8.4
High pressure cylinder(4)                       6.1           6.2
Other revenues(5)                              11.0          10.4
                                              -----         -----
                                              100.0%        100.0%
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

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service contracts  increased by $0.7 million, or 7.3%, from $10.9 million in
2002 to $11.6  million  in  2003.  The  increase  in  revenues  is due to a 8.2%
increase in the number of customer  locations  serviced,  partially  offset by a
0.8% decrease in pricing to the average customer  utilizing our variable product purchase plans,  which was due in large part to incentive  pricing provided to a national restaurant organization.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service contracts  increased by $0.6 million, or 7.7%, from $7.2 million in 2002 to $7.8  million  in 2003,  primarily  due to a 7.0%  increase  in the number of customers leasing equipment from us and price increases to a significant  number of our customers,  consistent with the Consumer Price Index, partially offset by incentive pricing provided to a national restaurant  organization  utilizing our equipment under the equipment lease/product purchase plan.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of products  sold  increased  from $7.6 million in 2002 to $8.4 million in 2003, while increasing as a percentage of product sales from 70.4% to
71.9%.  Product costs  increased by $0.3  million,  from $2.7 million in 2002 to
$3.0 million in 2003. The base price with our primary  supplier of CO2 increased by the  Producer  Price  Index,  while the volume of CO2 sold by us increased by
10.0%.

            Operational  costs,  primarily wages and benefits related to cost of product  sold,  increased  from $3.0  million  in 2002 to $3.4  million in 2003, primarily due to an increase in route driver costs.  As of December 31, 2003, we had 267 drivers as compared to 254 last year, primarily representing the filling of open positions. However, some of the headcount increase in drivers was offset by a reduction in depot and regional management headcount.

            Truck delivery expenses  increased from $1.1 million in 2002 to $1.2 million in 2003. Increases in lease costs were partially offset by a decrease in insurance  and repair  costs.  In  addition,  we have been able to minimize  the impact of increased  fuel costs and variable lease costs  associated  with truck usage by  continuing  to  improve  efficiencies  in the  timing  and  routing of deliveries.  Unscheduled  deliveries  so far this  year  improved  over the same period of the prior year by 21%, while total miles driven declined by nearly 2%, on a customer  base that  increased by 8.2%.  Improvements  in our safety record during  the first  half of this  fiscal  year  have  resulted  in a  significant reduction in the amount of workers'  compensation  and vehicle  accident  claims expense.

            Occupancy  and shop costs  remained  steady at $0.8  million in both
2002 and 2003.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, decreased  by $0.7  million  from $1.1  million in 2002 to $0.4 million in 2003, while deceasing as a percentage of equipment  rental revenue from 14.8% to 5.0%.
The  reduction  in cost of equipment  rentals  reflected in expense is primarily attributable  to a greater  percentage of costs being  capitalized in connection with  our  bulk  CO2  systems  due to  increased  efficiency  of  our  technical installers and the number of new  activations.  In addition,  during the quarter ended December 31, 2003, we reviewed our estimates of  installations  and direct costs  anticipated  to be incurred  for the fiscal year ending June 30, 2004 and our accounting for direct costs. As a result,  we determined that  approximately
$190,000  of direct  costs  that had been  expensed  in the three  months  ended
Septemer 30, 2003 should be  capitalized  in the three months ended December 31,
2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  decreased  by $1.3 million from $5.1 million in 2002 to $3.8 million in 2003, while decreasing as a percentage of total revenues from 28.3% in 2002 to 19.4% in 2003.

            Selling  related  expenses  decreased  by $0.1  million,  from  $0.9 million in 2002 to $0.8 million in 2003. Wages and related benefits decreased by
$0.1 million due to a reduction in the  headcount of our sales  organization  in
February 2003.

            General and administrative  expenses  decreased by $1.2 million,  or
29.3%,  from $4.2 million in 2002 to $3.0 million in 2003.  This  improvement is due to a  $0.8  million  reduction  in  administrative  wages,  a  $0.2  million reduction in expenses  related to uncollectible  accounts  receivable and a $0.3 million  reduction  in  consulting  and  recruiting  expenses,  offset by a $0.1 million increase in general expenses.  During fiscal 2003, we initiated numerous procedures  to  improve  our  review  and  collection  of  outstanding  accounts receivable.  Consulting  fees  decreased,  primarily due to  non-recurring  fees incurred  during  the first six months of 2002 for  repairs of certain  systems, improvements  in our processes to track and collect  customer  receivables,  and other process improvements.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization decreased from $4.4 million in 2002 to
$3.8  million in 2003.  As a  percentage  of total  revenues,  depreciation  and amortization expense decreased from 24.3% in 2002 to 19.5% in 2003.

            Depreciation  expense  decreased  from $3.4  million in 2002 to $3.3 million in 2003.  As we  continue  with our plan to  replace  all 50 and 100 lb.
tanks over the next three years,  depreciation  expense from these tanks,  whose expected  useful lives were  shortened to coincide  with the  replacement  plan, resulted in depreciation expense of $0.2 million in 2003, down from $0.3 million in 2002.

            Amortization  expense  decreased  from $1.0  million in 2002 to $0.5 million in 2003.  This  decrease is due to a reduction  in the  amortization  of deferred charges from our current  financing  arrangements  effective August 25,
2003 as compared to the  amortization of fees related to our previous  financing arrangements,  and to the  amortization  of customer  lists,  many of which were fully amortized as of March 31, 2003.

LOSS ON ASSET DISPOSALS

            Loss on asset disposals  increased from $0.2 million in 2002 to $0.3 million in 2003, while increasing as a percentage of total revenues from 1.4% to
1.6%.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$3.2  million  from an  operating  loss of $0.4  million in 2002 to an operating income of $2.8 million in 2003.  As a percentage  of total  revenues,  operating income (loss) improved from (2.1)% in 2002 to 14.5% in 2003.

INTEREST EXPENSE

            Interest expense increased from $1.9 million in 2002 to $2.0 million in 2003,  while  decreasing as a percentage of total revenues from 10.7% in 2002 to 10.5% in 2003.  The effective  interest rate of our debt increased from 10.2%
to 11.4%, primarily due to the terms of our refinancing in August 2003.

NET INCOME (LOSS)

            For the reasons  described  above,  net income (loss)  improved from
$(2.3)  million in 2002 to $0.8  million in 2003.  No  provision  for income tax expense has been made due to historical net losses. At December 31, 2003, we had
net  operating   loss   carryforwards   for  federal   income  tax  purposes  of
approximately $100 million, which are available to offset future federal taxable income, if any, in varying amounts through June 2023.

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

            EBITDA, as set forth in the table below (in thousands), increased by
$2.6  million,  or 64.9%,  from $4.0 million in 2002 to $6.6 million in 2003 and increased as a percentage of total revenues from 22.2% to 34.0%.

                                     Three Months Ended December 31,
                                     -------------------------------
                                        2003                  2002
                                      -------               -------
Net income (loss)                     $   774               $(2,314)
Interest expense                        2,050                 1,930
Depreciation and amortization           3,793                 4,397
                                      -------               -------
EBITDA                                $ 6,617               $ 4,013
                                      =======               =======

Cash flows provided by (used in):
  Operating activities                $ 3,894               $   408
  Investing activities                $(4,108)              $(3,297)
  Financing activities                $   262               $ 1,945

SIX MONTHS  ENDED  DECEMBER 31, 2003  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
2002

TOTAL REVENUES

            Total  revenues  increased  by $2.9  million,  or 7.9%,  from  $36.8 million in 2002 to $39.7 million in 2003. Revenues derived from our bulk service plans  increased by $4.2 million,  or 11.3%, of which $3.1 million was due to an increase in the number of  accounts,  $0.3 million to the adoption of EITF 00-21 in July 2003,  and $0.8  million to an  increase in the sale of gases other than
CO2. These  increases were partially  offset by the net impact of a $1.3 million decrease  in revenue  derived  from a decrease in CO2 sold and pricing of CO2 to the average customer under our variable  product purchase plans,  which includes our equipment lease and product  purchase plans. A modest pricing  reduction has occurred  in our CO2  pricing  under our  variable  product  purchase  plans due incentive pricing provided to a national restaurant organization.

            We adopted EITF 00-21  effective  in July 2003,  resulting in a $0.3 million  increase in revenue in 2003.  Had we adopted EITF 00-21 in 2002,  total revenues  recognized  for the six  months  ended  December  31,  2002 would have increased by $0.3 million to $37.0 million.  The following table sets forth, for the periods indicated,  the percentage relationship which our service plans bear to total revenues:

                                          Three Months Ended December 31,
                                          -------------------------------
Service Plan                                    2003       2002
                                                ----       -----
Bulk budget plan(1)                             62.2%      66.7%
Equipment lease/product purchase plan(2)        11.6        7.5
Product purchase plan(3)                         8.6        8.6
High pressure cylinder(4)                        6.1        6.2
Other revenues(5)                               11.5       11.0
                                             -------    -------
                                               100.0%     100.0%
                                             =======    =======

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

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service contracts  increased by $1.3 million, or 5.9%, from $22.9 million in
2002 to $24.2  million  in  2003.  The  increase  in  revenues  is due to a 7.9%
increase in the number of customer locations  serviced,  the $0.3 million impact from the adoption of EITF 00-21 in July 2003,  partially offset by a decrease in pricing to the average  customer  under our  variable  product  purchase  plans, accounting for approximately 20% of total revenues. This decrease in pricing was due in  large  part to  incentive  pricing  provided  to a  national  restaurant organization  utilizing both our equipment  lease/product  purchase, and product only purchase plans.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service  contracts  increased by $1.6 million,  or 11.2%,  from $13.9 million in
2002 to $15.5 million in 2003, primarily due to a 6.6% increase in the number of customers leasing equipment from us and price increases to a significant  number of our customers,  consistent with the Consumer Price Index, partially offset by incentive pricing provided to a national restaurant  organization  utilizing our equipment under the equipment lease/product purchase plan.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of products sold  increased from $15.7 million in 2002 to $17.0 million in 2003, while increasing as a percentage of product sales from 68.8% to
70.2%.  Product costs  increased by $0.8  million,  from $5.4 million in 2002 to
$6.2 million in 2003. The base price with our primary  supplier of CO2 increased by the  Producer  Price  Index,  while the volume of CO2 sold by us increased by
8.8%.

            Operational  costs,  primarily wages and benefits related to cost of product  sold,  increased  from $6.3  million  in 2002 to $6.7  million in 2003, primarily due to an increase in route driver costs.  As of December 31, 2003, we had 267 drivers as compared to 254 last year, primarily representing the filling of open positions. However, some of the headcount increase in drivers was offset by a reduction in depot and regional management headcount.

            Truck delivery expenses remained constant at $2.5 million. Increases in lease  costs were  partially  offset by a decrease  in  insurance  and repair costs.  In addition,  we have been able to minimize the impact of increased fuel costs and variable  lease costs  associated  with truck usage by  continuing  to improve  efficiencies  in the timing  and  routing  of  deliveries.  Unscheduled deliveries  so far this year  improved over the same period of the prior year by
18%,  while total miles  driven  declined by nearly 3%, on a customer  base that increased by 7.9%.  Improvements  in our safety  record during the first half of this fiscal  year have  resulted  in a 31%  reduction  in the amount of workers'
compensation and vehicle accident claims expense.

            Occupancy and shop costs decreased from $1.6 million in 2002 to $1.5 million in 2003.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, decreased  by $0.9  million  from $2.1  million in 2002 to $1.2 million in 2003, while deceasing as a percentage of equipment  rental revenue from 15.2% to 7.9%.
The  reduction  in cost of equipment  rentals  reflected in expense is primarily attributable  to a greater  percentage of costs being  capitalized in connection with  our  bulk  CO2  systems  due to  increased  efficiency  of  our  technical installers and the number of new activations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  decreased  by $2.0 million from $9.8 million in 2002 to $7.8 million in 2003, while decreasing as a percentage of total revenues from 26.5% in 2002 to 19.6% in 2003.

            Selling  related  expenses  decreased  by $0.4  million,  from  $1.9 million in 2002 to $1.5 million in 2003,  primarily  the result of a decrease in wages and related  benefits  due to a reduction  in the  headcount  of our sales organization in February 2003.

            General and administrative  expenses  decreased by $1.5 million,  or
19.9%,  from $7.8 million in 2002 to $6.3 million in 2003.  This  improvement is due to a  $0.8  million  reduction  of  administrative  wages,  a  $0.4  million reduction in expenses  related to uncollectible  accounts  receivable and a $0.6 million  reduction  in  consulting  and  recruiting  expenses,  offset by a $0.3 million  increase in other  general  expenses.  During fiscal 2003, we initiated numerous procedures to improve our review and collection of outstanding accounts receivable.  Consulting  fees  decreased,  primarily due to  non-recurring  fees incurred  during  the first six months of 2002 for  repairs of certain  systems, improvements  in our processes to track and collect  customer  receivables,  and other process improvements.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization decreased from $8.8 million in 2002 to
$7.7  million in 2003.  As a  percentage  of total  revenues,  depreciation  and amortization expense decreased from 24.0% in 2002 to 19.4% in 2003.

            Depreciation  expense  decreased  from $6.9  million in 2002 to $6.7 million in 2003.  As we  continue  with our plan to  replace  all 50 and 100 lb.
tanks over the next three years,  depreciation  expense from these tanks,  whose expected  useful lives were  shortened to coincide  with the  replacement  plan, resulted in depreciation expense of $0.5 million in 2003, down from $0.7 million in 2002.

            Amortization  expense  decreased  from $1.9  million in 2002 to $1.0 million in 2003.  This  decrease is due to a reduction  in the  amortization  of deferred charges from our current  financing  arrangements  effective August 25,
2003 as compared to the  amortization of fees related to our previous  financing arrangements,  and to the  amortization  of customer  lists,  many of which were fully amortized as of March 31, 2003.

LOSS ON ASSET DISPOSALS

            Loss on asset disposals  decreased from $0.9 million in 2002 to $0.7 million in 2003, while decreasing as a percentage of total revenues from 2.3% to
1.8%.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$5.8  million  from an  operating  loss of $0.5  million in 2002 to an operating income of $5.3 million in 2003.  As a percentage  of total  revenues,  operating income (loss) improved from (1.4)% in 2002 to 13.3% in 2003.

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

INTEREST EXPENSE

            Interest expense remained  constant at $3.9 million in both 2002 and
2003,  while  decreasing as a percentage of total revenues from 10.7% in 2002 to
9.9% in 2003. While interest expense remained  constant,  the effective interest rate of our debt increased from 9.8% to 11.0%, primarily due to the terms of our refinancing in August 2003.

NET INCOME (LOSS)

            For the reasons  described  above,  net income (loss)  improved from
$(4.4)  million in 2002 to $(0.6)  million in 2003.  No provision for income tax expense has been made due to historical net losses. At December 31, 2003, we had
net  operating   loss   carryforwards   for  federal   income  tax  purposes  of
approximately $100 million, which are available to offset future federal taxable income, if any, in varying amounts through June 2023.

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

            EBITDA, as set forth in the table below (in thousands), increased by
$4.7 million,  or 56.0%,  from $8.3 million in 2002 to $13.0 million in 2003 and increased as a percentage of total revenues from 22.6% to 32.7%.

                                       Six Months Ended December 31,
                                       -----------------------------
                                           2003            2002
                                           ----            -----
Net (loss)                               $   (645)     $ (4,424)
Interest expense                            3,947         3,922
Depreciation and amortization               7,705         8,816
Loss on early extinguishment of debt        1,964          --
                                         --------      --------
EBITDA                                   $ 12,971      $  8,314
                                         ========      ========

Cash flows provided by (used in):
  Operating activities                   $  7,393      $  3,496
  Investing activities                   $ (7,685)     $ (7,152)
  Financing activities                   $     39      $  2,288

LIQUIDITY AND CAPITAL RESOURCES

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into service  at  customers'  sites;  (2)  payments  of  principal  and  interest  on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of  vehicles,  land,  buildings,  and other  office  and  service equipment  under  operating  leases  as a means  of  conserving  capital.  As of
December  31,  2003,  we  anticipated   making  cash  capital   expenditures  of
approximately $16.0 million over the next twelve months, primarily for purchases of bulk CO2  systems for new  customers,  the  replacement  with larger bulk CO2 systems of 50 and 100 lb. bulk CO2 systems in service at existing  customers and replacement  units for our  truck  fleet.  In June  2002,  we  adopted a plan to replace all 50 and 100 lb. bulk CO2 systems in service at customers over a three to four year period.  While this  decision may not increase  revenues  generated from these customers,  it is expected to improve operating  efficiencies,  gross margins and  profitability.  Once bulk CO2 systems are placed into  service,  we generally  experience  positive  cash  flows on a per-unit  basis,  as there are minimal additional capital  expenditures  required for ordinary  operations.  In
addition  to  capital   expenditures  related  to  internal  growth,  we  review
opportunities to acquire bulk CO2 service  accounts,  and may require cash in an amount  dictated  by the scale and terms of any such  transactions  successfully concluded.

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

            We are  also  required  to meet  certain  affirmative  and  negative covenants,  including but not limited to financial covenants. We are required to assess our compliance  with these  financial  covenants  under the Senior Credit
Facility on a quarterly basis. These financial  covenants are based on a measure that is not consistent  with  accounting  principles  generally  accepted in the
United States of America. Such measure is EBITDA (as defined),  which represents earnings before  interest,  taxes,  depreciation  and  amortization,  as further modified by certain defined  adjustments.  The failure to meet these  covenants, absent a waiver  or  amendment,  would  place us in  default  and cause the debt outstanding  under the Senior  Credit  Facility  to  immediately  become due and
payable.  The  Senior  Credit  Facility  also  includes  certain   cross-default
provisions to our 16.3% Senior  Subordinated  Notes Due February 27, 2009. As of
September 30, 2003 and December 31, 2003, we were in compliance  with all of the covenants under the Senior Credit Facility.

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

            As of December 31, 2003,  a total of $43.4  million was  outstanding pursuant to the Senior Credit Facility with a weighted  average interest rate of
6.1%.

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
As with the Senior Credit Facility,  we are required to meet certain affirmative and  negative  covenants  under the New  Notes,  including  but not  limited  to financial covenants.  As of September 30, 2003 and December 31, 2003, we were in compliance with all of the covenants under the New Notes.

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

            During the six months ended December 31, 2003, our capital resources included cash flows from operations and available  borrowing  capacity under the
Senior Credit Facility. We believe that cash flows from operations and available borrowings  under the Senior Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

            The  table  below  sets  forth  our   contractual   obligations  (in
thousands):

Contractual obligations                   Total          Less than 1 Year      2-3 Years         4-5 Years           Thereafter
-----------------------              --------------------------------------------------------------------------------------------
Senior credit facility & other debt  $ 43,632            $ 3,745           $18,705           $ 21,182                  $ -
Long-term subordinated debt                30,000                  -                 -                  -               30,000
Employment agreements                       1,586                758               828                  -                    -
Operating leases                           16,747              4,303             6,561              4,092                1,791
                                         --------             ------            ------             ------               ------
Total obligations                        $ 91,965            $ 8,806           $26,094           $ 25,274             $ 31,791
                                         ========           ========          ========          =========            =========

            In addition,  in May 1997 we entered into a ten-year  exclusive bulk
CO2 requirements contract with The BOC Group, Inc.

            WORKING  CAPITAL.  At December  31, 2003 and June 30,  2003,  we had
working capital of $(0.5) million and $(1.7) million, respectively.

            CASH  FLOWS  FROM  OPERATING  ACTIVITIES.  Cash  flows  provided  by operations  increased  by $3.9 million from $3.5 million in 2002 to $7.4 million in 2003.  The  improvement  is primarily  due to our  improvement  in net income
(excluding non-cash charges) of $5.0 million, partially offset by a $1.1 million reduction in cash  resulting from changes in the working  capital  components of our balance sheet.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2003 and 2002, net cash used in investing  activities  was $7.7 million and $7.2 million,  respectively.
These  investing  activities  were primarily  attributable  to the  acquisition, installation and direct placement costs of bulk CO2 systems.

            CASH  FLOWS  FROM  FINANCING  ACTIVITIES.  During  2003, cash  flows provided by financing  activities were $39,000 compared to $2.3 million in 2002.
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

            On  July  1,  2003,  we  adopted  EITF  Issue  No.  00-21,  "REVENUE
ARRANGEMENTS WITH MULTIPLE  DELIVERABLES"  ("EITF 00-21").  EITF 00-21 addresses certain aspects of the accounting by a vendor for  arrangements  under which the vendor will perform multiple revenue generating activities.  As of September 30,
2003,  approximately  55,000 of our customer locations utilized a plan agreement that provides for a fixed monthly  payment to cover the use of a bulk CO2 system and a predetermined  maximum quantity of CO2 ("budget  plan").  Prior to July 1,
2003, as lessor, we recognized revenue from leasing CO2 systems under our budget plan agreements on a straight-line basis over the life of the related leases. We have developed a methodology for the purpose of separating the aggregate revenue stream  between the rental of the equipment  and the sale of the CO2.  Effective
July  1,  2003,  revenue  attributable  to the  lease  of  equipment,  including equipment  leased under the budget plan,  is recorded on a  straight-line  basis over the term of the lease and  revenue  attributable  to the  supply of CO2 and other gases,  including  CO2 provided  under the budget plan,  is recorded  upon delivery to the customer.

            We have elected to apply EITF 00-21 retroactively to all budget plan agreements in existence as of July 1, 2003. Based on our analysis, the aggregate amount of CO2 actually  delivered  under  budget plans during the quarter  ended

June 30, 2003 is not materially different than the corresponding  portion of the fixed charges attributable to CO2. Accordingly, we believe the cumulative effect of the  adoption of EITF 00-21 as of July 1, 2003 is not  significant.  However, the effect of adopting EITF 00-21 in the manner  described  above  resulted in a
(decrease)  increase in revenue  and net income  during the three and six months ended  December 31, 2003 of  approximately  $(95,000),  or $(0.01) per share and
$285,000 or $0.03 per share,  respectively.  Solely for comparative purposes, we have separated  equipment  rentals and CO2 sales in the statements of operations for the three and six months  ended  December  31,  2002;  however,  all revenue derived from budget plans for those  periods is  recognized  on a  straight-line basis as disclosed in the summary of significant accounting policies included in our prior Annual Reports on Form 10-K.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of December 31, 2003, a total of $43.4 million was  outstanding  under the Senior Credit Facility with a weighted  average interest rate of 6.1%. Based upon the $43.4 million  outstanding under the Senior Credit Facility at December
31,  2003,  our annual  interest  cost under the Senior  Credit  Facility  would increase by $0.4 million for each 1% increase in Eurodollar interest rates.

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

            CHANGES IN INTERNAL CONTROL OVER FINANCIAL  REPORTING.  There was no
change in our internal control over financial reporting during our second fiscal quarter that has  materially  affected,  or is  reasonably  likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)    Our Annual  Meeting of  Shareholders  was held on December  10, 2003
            (the "Annual Meeting").
     (b)    Craig L. Burr, Michael E. DeDomenico, Robert L. Frome, Daniel Raynor
            and Richard D.  Waters,  Jr. were elected as Directors at the Annual
            Meeting.  No other  Director's  term of office  continued  after the
            Annual Meeting.
     (c)    (1) Election of Directors:

          Nominee                  Number of Votes For    Number of Votes Against
          -------                  -------------------    -----------------------
         Craig L. Burr                     8,592,461              228,621
         Michael E. DeDomenico             8,338,190              482,892
         Robert L. Frome                   8,573,161              247,921
         Daniel Raynor                     8,573,161              247,921
         Richard D. Waters, Jr.            8,573,061              248,021

            (2) Amendment to the Articles of  Incorporation  to divide the Board of Directors into three classes:

                                  Number of     Number of Votes      Number of
          Number of Votes For    Votes Against     Abstaining     Broker Non-Votes
          -------------------    -------------     -------------  -----------------
             2,639,251             2,435,207         50,183          3,696,411

            (3)  Amendment  to the 1995 Stock Option Plan to increase the number of shares available for issuance thereunder from 1,950,000 shares to
            2,400,000 shares:

                                   Number of     Number of Votes      Number of
         Number of Votes For     Votes Against      Abstaining     Broker Non-Votes
         -------------------     -------------      -----------    ----------------
             3,590,774             1,509,269          24,598         3,696,441

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit No.          Exhibit
                -----------          -------
                3.1            Articles    of    Amendment    to   Articles   of
                               Incorporation of the Company,  dated December 10,
                               2003.
                3.2            Bylaws of the Company.
                10.1           1995 Stock Option Plan of the Company.*
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

            (b) Reports on Form 8-K
                -------------------

                (1) The  Company  filed  a Form  8-K  dated  November  10,  2003 reporting Items 7 and 12.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                               NuCO2 Inc.

Dated:  February 14, 2004                      By: /s/ Robert R. Galvin
                                                   ----------------------------
                                                   Robert R. Galvin
                                                   Chief Financial Officer

