Form 10-Q
period 2004-03-31
NUCO2 INC /FL
filed 2004-05-14
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/X/    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

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

              Class                           Outstanding at March 31, 2004
              -----                           -----------------------------
    Common Stock, $.001 par value                   10,706,691 shares

                                   NUCO2 INC.

                                      Index

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets as of March 31, 2004 and                       3
                June 30, 2003

             Statements of Operations for the Three Months Ended           4
                March 31, 2004 and March 31, 2003

             Statement of Operations for the Nine Months Ended             5
                March 31, 2004 and March 31, 2003

             Statement of Shareholders' Equity for the Nine                6
                Months Ended March 31, 2004

             Statements of Cash Flows for the Nine Months                  7
                Ended March 31, 2004 and March 31, 2003

             Notes to Financial Statements                                 8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      17
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES                     29
                ABOUT MARKET RISK

ITEM 4.      CONTROLS AND PROCEDURES                                      29

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                             29

SIGNATURES                                                                30

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                   NUCO2 INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                     ------

                                                                             March 31, 2004   June 30, 2003
                                                                             --------------   -------------
                                                                              (unaudited)
Current assets:
    Cash and cash equivalents                                                  $     292      $     455
    Trade accounts receivable, net of allowance for doubtful
        accounts of $2,179 and $2,299, respectively                                5,832          6,217
    Inventories                                                                      228            210
    Prepaid expenses and other current assets                                      3,258          1,605
                                                                               ---------      ---------
        Total current assets                                                       9,610          8,487
                                                                               ---------      ---------

Property and equipment, net                                                       91,984         92,448
                                                                               ---------      ---------

Other assets:
    Goodwill, net                                                                 19,222         19,222
    Deferred financing costs, net                                                  2,344          1,593
    Customer lists, net                                                               18             25
    Non-competition agreements, net                                                  773            985
    Deferred lease acquisition costs, net                                          3,304          2,892
    Other assets                                                                     191            194
                                                                               ---------      ---------
                                                                                  25,852         24,911
                                                                               ---------      ---------
           Total assets                                                        $ 127,446      $ 125,846
                                                                               =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Current maturities of long-term debt                                       $   4,897      $   2,294
    Accounts payable                                                               4,424          4,095
    Accrued expenses                                                               1,326          1,315
    Accrued interest                                                                 603            981
    Accrued payroll                                                                  684          1,212
    Other current liabilities                                                        380            329
                                                                               ---------      ---------
        Total current liabilities                                                 12,314         10,226

Senior debt facilities, excluding current maturities                              35,624         28,659
Long-term subordinated debt                                                       28,726         39,576
Customer deposits                                                                  3,241          3,191
                                                                               ---------      ---------
        Total liabilities                                                         79,905         81,652
                                                                               ---------      ---------

Commitments and contingencies
Redeemable preferred stock                                                         9,824          9,258
                                                                               ---------      ---------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
        7,500 shares issued and outstanding                                         --             --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 10,706,691 shares at March 31, 2004
        and 10,633,405 shares at June 30, 2003                                        11             11
    Additional paid-in capital                                                    95,163         92,938
    Accumulated deficit                                                          (57,457)       (57,884)
    Accumulated other comprehensive loss                                            --             (129)
                                                                               ---------      ---------
        Total shareholders' equity                                                37,717         34,936
                                                                               ---------      ---------
           Total liabilities and shareholders' equity                          $ 127,446      $ 125,846
                                                                               =========      =========

See accompanying notes to financial statements

                                   NUCO2 INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                   2004        2003*
                                                                                   ----        -----

Product sales                                                                   $ 12,361     $ 11,132
Equipment rentals                                                                  7,711        7,208
                                                                                --------      -------

Total revenues                                                                    20,072       18,340
                                                                                --------      -------

Costs and expenses:
    Cost of products sold, excluding depreciation and amortization                 8,361        7,957
    Cost of equipment rentals, excluding depreciation
        and amortization                                                             627          793
    Selling, general and administrative expenses                                   3,748        3,832
    Depreciation and amortization                                                  3,776        4,355
    Loss on asset disposals                                                          331          357
                                                                                --------      -------
                                                                                  16,843       17,294
                                                                                --------      -------

Operating income                                                                   3,229        1,046
Unrealized loss on financial instrument (Note 4)                                     177         --
Interest expense                                                                   1,980        1,823
                                                                                --------      -------

Income (loss) before income taxes                                                  1,072         (777)
Provision for income taxes                                                          --           --
                                                                                --------      -------

Net income (loss)                                                               $  1,072     $   (777)
                                                                                ========      =======

Weighted average outstanding shares of common stock:
    Basic                                                                         10,683       10,633
                                                                                ========      =======
    Diluted                                                                       11,964       10,633
                                                                                ========      =======

Net income (loss) per basic share                                               $   0.08      $ (0.09)
                                                                                ========      =======
Net income (loss) per diluted share                                             $   0.07      $ (0.09)
                                                                                ========      =======

Pro forma amounts assuming adoption of EITF Issue No. 00-21,
"Revenue Arrangements with Multiple Deliverables" is applied retroactively (Note 2):

Net income (loss)                                                               $  1,072     $ (1,075)
                                                                                ========     ========
Net income (loss) per basic share                                               $   0.08     $  (0.12)
                                                                                ========     ========
Net income (loss) per diluted share                                             $   0.07     $  (0.12)
                                                                                ========     ========

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                   NUCO2 INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      Nine Months Ended March 31,
                                                                      ---------------------------
                                                                         2004           2003*
                                                                         ----           -----

Product sales                                                          $ 36,576      $ 33,991
Equipment rentals                                                        23,188        21,128
                                                                       --------      --------

Total revenues                                                           59,764        55,119
                                                                       --------      --------

Costs and expenses:
    Cost of products sold, excluding depreciation and amortization       25,364        23,688
    Cost of equipment rentals, excluding depreciation
        and amortization                                                  1,844         2,915
    Selling, general and administrative expenses                         11,530        13,591
    Depreciation and amortization                                        11,481        13,171
    Loss on asset disposals                                               1,050         1,210
                                                                       --------      --------
                                                                         51,269        54,575
                                                                       --------      --------

Operating income                                                          8,495           544

Loss on early extinguishment of debt (Notes 4 and 5)                      1,964          --
Unrealized loss on financial instrument (Note 4)                            177          --
Interest expense                                                          5,927         5,745
                                                                       --------      --------

Income (loss) before  income  taxes                                         427        (5,201)
Provision for income taxes                                                 --            --
                                                                       --------      --------

Net income (loss)                                                      $    427      $ (5,201)
                                                                       ========      ========

Weighted average number of common and common
    equivalent shares outstanding, basic and diluted                     10,656        10,320
                                                                       ========      ========

Basic and diluted (loss) per share                                     $  (0.01)        (0.55)
                                                                       ========      ========

Pro forma amounts assuming adoption of EITF Issue No. 00-21,
"Revenue Arrangements with Multiple Deliverables" is applied retroactively (Note 2):

Net income (loss)                                                      $    427      $ (5,256)
                                                                       ========      ========
Basic and diluted (loss) per share                                     $  (0.01)     $  (0.56)
                                                                       ========      ========

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                   NUCO2 INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                      Accumulated
                                                       Common Stock        Additional                     Other          Total
                                                 ------------------------    Paid-In     Accumulated  Comprehensive   Shareholders'
                                                   Shares          Amount    Capital       Deficit       Loss            Equity
                                                   ------          ------    -------       -------       ----            ------
Balance, June 30, 2003                           10,633,405      $    11     $92,938     $  (57,884) $      (129)     $    34,936
Comprehensive income (loss):
  Net income (loss)                                    --           --          --              427         --                427
  Other comprehensive income:
    Interest rate swap transaction                     --           --          --               --          129              129
                                                                                                                         --------
Total comprehensive income (loss)                                                                                             556

Issuance and extension of warrants (Note 5)            --           --         2,333             --           --            2,333
Issuance of 25,644 shares of common stock -
    exercise of warrants                             25,644         --            15             --           --               15
Issuance of 47,642 shares of common stock -
    exercise of options                              47,642         --           443             --           --              443
Redeemable preferred stock dividend                    --           --          (566)            --           --             (566)
                                                -----------      -------     -------      ---------    -----------      ---------
Balance, March 31, 2004                          10,706,691      $    11     $95,163      $ (57,457)   $      --        $  37,717
                                                ===========      =======     =======      =========    ===========      =========

See accompanying notes to financial statements.

                                   NUCO2 INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                          Nine Months Ended March 31,
                                                                          ---------------------------
                                                                              2004           2003*
                                                                              ----           -----
Cash flows from operating activities:

    Net income (loss)                                                      $    427      $ (5,201)

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation and amortization of property and equipment         9,983        10,490
              Amortization of other assets                                    1,498         2,681
              Amortization of original issue discount                           300           160
              Paid-in-kind interest                                             776          --
              Loss on disposals                                               1,050         1,210
              Loss on early extinguishment of debt                            1,964          --
              Unrealized loss on financial instrument                           177          --
              Changes in operating assets and liabilities:
                   Decrease (increase) in:
                       Trade accounts receivable                                385           577
                       Inventories                                              (18)           39
                       Prepaid expenses and other current assets             (1,653)         (511)
                   Increase (decrease) in:
                       Accounts payable                                         329          (324)
                       Accrued expenses                                          11           679
                       Accrued payroll                                         (528)         (174)
                       Accrued interest                                        (513)        1,097
                       Other current liabilities                                 51           (56)
                       Customer deposits                                         50           430
                                                                           --------      --------

              Net cash provided by operating activities                      14,289        11,097
                                                                           --------      --------

Cash flows from investing activities:
    Purchase of property and equipment                                      (10,528)       (9,781)
    Increase in deferred lease acquisition costs                             (1,208)         (810)
    Decrease (increase) in other assets                                           3           (21)
                                                                           --------      --------
           Net cash used in investing activities                            (11,733)      (10,612)
                                                                           --------      --------

Cash flows from financing activities:
    Repayment of long-term debt                                             (74,582)      (15,830)
    Proceeds from issuance of common stock                                     --          16,222
    Issuance cost - common stock                                               --          (1,168)
    Proceeds from issuance of long-term debt                                 74,150          --
    Exercise of warrants                                                         15          --
    Exercise of stock options                                                   443             6
    Increase in deferred financing costs                                     (2,745)         (760)
                                                                           --------      --------
        Net cash used in financing activities                                (2,719)       (1,530)
                                                                           --------      --------

Decrease in cash and cash equivalents                                          (163)       (1,045)
Cash and cash equivalents at the beginning of period                            455         1,562
                                                                           --------      --------
Cash and cash equivalents at the end of period                             $    292      $    517
                                                                           ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period
    for:
        Interest                                                           $  5,277      $  4,489
                                                                           ========      ========
        Income taxes                                                       $   --        $   --
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
As of March 31, 2004,  approximately  56,000 of the Company's customer locations utilized this plan.  Prior to July 1, 2003, the Company,  as lessor,  recognized revenue  from  leasing  CO2  systems  under  its  budget  plan  agreements  on a straight-line basis over the life of the related leases. The Company developed a methodology  for the purpose of separating the aggregate  revenue stream between the rental of the  equipment  and the sale of the CO2.  Effective  July 1, 2003, revenue attributable to the lease of equipment, including equipment leased under the budget plan, is recorded on a straight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gases,  including  CO2 provided under the budget plan, is recorded upon delivery to the customer.

            The  Company has  elected to apply EITF 00-21  retroactively  to all budget plan  agreements in existence as of July 1, 2003.  Based on the Company's analysis,  the  aggregate  amount of CO2 actually  delivered  under budget plans during the quarter  ended June 30,  2003 is not  materially  different  than the corresponding portion of the fixed charges attributable to CO2. Accordingly, the
Company believes the cumulative  effect of the adoption of EITF 00-21 as of July
1, 2003 is not  significant.  However,  the effect of adopting EITF 00-21 in the manner  described  above resulted in a decrease in revenue and net income during the three and nine months ended March 31, 2004 of  approximately  $(322,000)  or
$(0.03) per share and $(37,000), or $(0.00) per share, respectively.  Solely for comparative purposes,  the Company has separated equipment rentals and CO2 sales in the  statements of  operations  for the three and nine months ended March 31,
2003;  however,  all  revenue  derived  from budget  plans for those  periods is recognized on a  straight-line  basis as disclosed in the  Company's  summary of significant  accounting  policies  included in its prior Annual  Reports on Form
10-K.

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

                                                   Three Months Ended March 31,     Nine Months Ended March 31,
                                                   ---------------------------      ----------------------------
                                                           2004       2003              2004        2003
                                                           ----       ----              ----        ----
Revenues, as reported                                    $ 20,072   $ 18,340          $ 59,764    $ 55,119
Adoption of EITF 00-21                                       --         (298)             --           (55)
                                                         --------   --------          --------    --------
Revenues, as adjusted                                    $ 20,072   $ 18,042          $ 59,764    $ 55,064
                                                         ========   ========          ========    ========

Net income (loss), as reported                           $  1,072   $   (777)         $    427    $ (5,201)
Adoption of EITF 00-21                                       --         (298)             --           (55)
                                                         --------   --------          --------    --------
Net income (loss), as adjusted                           $  1,072   $ (1,075)         $    427    $ (5,256)
                                                         ========   ========          ========    ========

Basic income (loss) per share, as reported               $   0.08   $  (0.09)         $  (0.01)   $  (0.55)
Adoption of EITF 00-21                                       --        (0.03)             --         (0.01)
                                                         --------   --------          --------    --------
Basic income (loss) per share, as adjusted               $   0.08   $  (0.12)         $  (0.01)   $  (0.56)
                                                         ========   ========          ========    ========

Diluted income (loss) per share, as reported             $   0.07   $  (0.09)         $  (0.01)   $  (0.55)
Adoption of EITF 00-21                                       --        (0.03)             --         (0.01)
                                                         --------   --------          --------    --------
Diluted income (loss) per share, as adjusted             $   0.07   $  (0.12)         $  (0.01)   $  (0.56)
                                                         ========   ========          ========    ========

            In  December  2003,  the FASB  revised FASB  Interpretation  No. 46,
"CONSOLIDATION   OF   VARIABLE   INTEREST   ENTITIES."   Application   of   this
Interpretation is required in a company's financial  statements for interests in variable  interest  entities that are  considered  special-purpose  entities for reporting  periods ending after March 15, 2004. FASB  Interpretation  No. 46 did not effect the Company's  financial  position,  results of  operations,  or cash flows.

            In  December  2003,  the  FASB  revised  SFAS  No.  132,   "EMPLOYER
DISCLOSURES ABOUT PENSIONS AND OTHER  POSTRETIREMENT  BENEFITS" (SFAS 132). SFAS
132 requires  additional  disclosures  regarding the assets,  obligations,  cash flows,  and net periodic benefit cost of defined benefit plans and other defined benefit  postretirement  plans.  SFAS 132  requires  that  this  information  be provided  separately for pension plans and other  postretirement  benefit plans.
The  adoption of the revised  SFAS No. 132,  effective  January 1, 2004,  had no material impact on the Company's financial position,  results of operations,  or cash flows.

NOTE 3.     EARNINGS (LOSS) PER COMMON SHARE

            The Company  calculates  earnings per share in  accordance  with the requirements of SFAS No. 128,  "Earnings Per Share." The weighted average shares outstanding  used to calculate basic and diluted  earnings (loss) per share were calculated as follows (in thousands):

                                                Three Months Ended March 31,     Nine Months Ended March 31,
                                                ----------------------------     ---------------------------
                                                        2004     2003                2004     2003
                                                        ----     ----                ----     ----

Weighted average shares outstanding - basic            10,683   10,633              10,656   10,320

Outanding options and warrants to purchase
  shares of common stock - remaining
  shares after assuming repurchase with proceeds
  from exercise                                         1,281     --                  --       --
                                                       ------   ------              ------   ------

Weighted average shares outstanding - diluted          11,964   10,633              10,656   10,320
                                                       ======   ======              ======   ======

            The Company  excluded the equivalent of 4,317 shares of common stock for the three  months ended March 31,  2003,  and 931,143 and 280,500  shares of common stock for the nine months ended March 31, 2004 and 2003, respectively, as these options and warrants to purchase common stock were anti-dilutive for these periods. In addition,  the Company excluded the effects of the conversion of its outstanding  redeemable  preferred stock using the "if converted" method, as the effect would be anti-dilutive (Note 6). The Company's redeemable preferred stock was convertible into 954,024 shares of common stock as of March 31, 2004.

            The  following  table  presents  the  Company's  net  income  (loss)
available to common  shareholders and income (loss) per share, basic and diluted
(in thousands, except per share amounts):

                                                   Three Months Ended March 31,      Nine Months Ended March ber 31,
                                                   ----------------------------      -------------------------------
                                                          2004        2003                 2004         2003
                                                          ----        ----                 ----         ----

Net income (loss)                                      $  1,072    $   (777)              $    427    $ (5,201)
Redeemable preferred stock dividends                       (193)       (178)                  (566)       (524)
                                                       --------    --------               --------    --------
Net income (loss) -
    available to common shareholders                   $    879    $   (955)              $   (139)   $ (5,725)
                                                       ========    ========               ========    ========

Weighted average outstanding shares of
    common stock:

Basic                                                    10,683      10,633                 10,656      10,320
Diluted                                                  11,964      10,633                 10,656      10,320

Basic income (loss) per share                          $   0.08    $  (0.09)              $  (0.01)   $  (0.55)
                                                       ========    ========               ========    ========
Diluted income (loss) per share                        $   0.07    $  (0.09)              $  (0.01)   $  (0.55)
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

            The  Company  is also  required  to  meet  certain  affirmative  and negative  covenants,  including  but not  limited to  financial  covenants.  The
Company is  required to assess its  compliance  with these  financial  covenants under the Senior Credit Facility on a quarterly basis. These financial covenants are  based  on a  measure  that is not  consistent  with  accounting  principles generally  accepted in the United States of America.  Such measure is EBITDA (as defined),  which represents  earnings before interest,  taxes,  depreciation and amortization, as further modified by certain defined adjustments. The failure to meet these covenants,  absent a waiver or amendment,  would place the Company in default  and cause the debt  outstanding  under the Senior  Credit  Facility  to immediately  become due and payable.  The Senior  Credit  Facility also includes certain  cross-default  provisions  to the Company's  16.3% Senior  Subordinated
Notes due February 27, 2009 (see Note 5). As of September 30, 2003, December 31,
2003 and March 31, 2004, the Company was in compliance  with all covenants under the Senior Credit Facility.

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

            As of March  31,  2004,  a total of $40.3  million  was  outstanding pursuant to the Senior Credit Facility with a weighted  average interest rate of
6.1%.

            Effective July 1, 2000, the Company adopted SFAS No. 133 "ACCOUNTING
FOR DERIVATIVE  INSTRUMENTS AND HEDGING ACTIVITIES," as amended by SFAS No. 149,
"AMENDMENT OF STATEMENT 133 ON DERIVATIVE  INSTRUMENTS AND HEDGING  ACTIVITIES,"
which, among other things,  establishes  accounting and reporting  standards for derivative  instruments,  including certain derivative  instruments  embedded in other contracts and for hedging activities. All derivatives,  whether designated in hedging  relationships  or not,  are  required  to be recorded on the balance sheet at fair value.  For a  derivative  designated  as a cash flow  hedge,  the effective  portions of changes in the fair value of the  derivative are recorded in other  comprehensive  income and are recognized in the income  statement when the hedged item affects  earnings.  Ineffective  portions of changes in the fair value of cash flow hedges are recognized in earnings.

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
For the nine months ended March 31, 2004 and 2003, the Company recorded $129,000 and $174,000, respectively,  representing  the change in fair value of the Prior
Swap, as other comprehensive income.

            In order to reduce the Company's exposure to increases in Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap  transaction  (the "Swap") on October 2, 2003, in the amount of $20.0 million ("Notional  Amount") with an effective date of March 15,
2004 and a maturity  date of  September  15,  2005.  Pursuant  to the Swap,  the
Company  pays  a  fixed  interest  rate  of  2.12%  per  annum  and  receives  a
Eurodollar-based  floating  rate.  The effect of the Swap is to  neutralize  any changes  in  Eurodollar  rates  on the  Notional  Amount.  As the  Swap  was not effective  until March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such, an unrealized  loss of $177,000 was recognized in the Company's results  of  operations  for the three and nine  months  ended  March 31,  2004, reflecting  the change in fair value of the Swap from inception to the effective date. As of March 31, 2004, the Swap met the  requirements to be designated as a cash flow hedge and is deemed a highly effective transaction.

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
the Company allocated  proceeds of $27.7 million to the debt and $2.3 million to the  warrants,  with  the  resulting  discount  on the debt  referred  to as the
Original  Issue  Discount.  The Original  Issue  Discount is being  amortized as interest  expense over the life of the debt. As with the Senior Credit Facility, the Company is required to meet certain affirmative and negative covenants under the New Notes, including but not limited to financial covenants. As of September
30, 2003,  December 31, 2003 and March 31, 2004,  the Company was in  compliance with all of the covenants under the New Notes.

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

            During the nine months  ended March 31, 2004 and 2003,  the carrying amount (and Liquidation  Preferences) of the Series A Preferred Stock and Series
B Preferred  Stock  ("Preferred  Stock") was increased by $566,000 and $524,000, respectively,  for dividends  accrued.  The Preferred Stock shall be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined) of the Company (the date of such redemption being the "Mandatory  Redemption Date")
at an amount equal to the then effective Liquidation Preference plus accrued and unpaid  dividends  thereon from the last dividend  payment date to the Mandatory
Redemption  Date,  plus if the Mandatory  Redemption  Date is on or prior to the fourth  anniversary  of the issuance of the Preferred  Stock,  the amount of any dividends  that would have accrued and been payable on the Preferred  Stock from the Mandatory Redemption Date through the fourth anniversary date.

            In addition,  outstanding  shares of Preferred  Stock vote on an "as converted  basis" with the holders of the common  stock as a single class on all matters that the holders of the common stock are entitled to vote upon.

NOTE 7.  STOCK OPTION PLANS

            The Board of Directors  of the Company  adopted the 1995 Option Plan
(the "1995  Plan").  Under the 1995 Plan,  the  Company has  reserved  2,400,000 shares of common stock for employees of the Company. Under the terms of the 1995
Plan,  options granted may be either  incentive  stock options or  non-qualified stock options.  The exercise price of incentive  options shall be at least equal to 100% of the fair market  value of the  Company's  common stock at the date of the grant,  and the exercise  price of  non-qualified  stock  options  issued to employees  may not be less than 75% of the fair  market  value of the  Company's common  stock at the date of the grant.  The maximum term for all options is ten years.  Options granted to date generally vest in equal annual installments from one to five years,  though a limited number of grants were  partially  vested at the grant date.  The  weighted-average  fair value per share of options  granted during  the nine  months  ended  March 31,  2004 and 2003 was  $4.02 and  $2.38, respectively.

            The following summarizes the transactions pursuant to the 1995 Plan:

                                                      Weighted Average
                                       Options       Exercise Price Per        Options
                                     Outstanding         Option              Exercisable
                                     -----------         ------              -----------
Outstanding at June 30, 2002          1,162,450      $   10.15                 503,072
         Granted                        326,350           6.87
         Expired or canceled           (199,780)         11.36
         Exercised                         (500)         11.25
                                      ---------
Outstanding at March 31, 2003         1,288,520      $    9.13                 498,559
                                      =========

Outstanding at June 30, 2003          1,288,520      $    9.13                 640,373
         Granted                        195,200          12.19
         Expired or canceled            (72,500)         12.35
         Exercised                      (47,642)          9.31
                                      ---------
Outstanding at March 31, 2004         1,363,578      $    9.39                 752,376
                                      =========

            The following  table sets forth certain  information as of March 31,
2004:

                                          Options Outstanding                           Options Exercisable
                     -----------------------------------------------------------   ----------------------------------------
Range of Exercise                            Weighted Average   Weighted Average                          Weighted Average
     Prices          Options Outstanding      Remaining Life     Exercise Price    Options Exercisable     Exercise Price
     ------          -------------------      --------------     --------------    -------------------     --------------
$ 0.00 - $ 5.00            150,113                8.01              $ 4.83                  95,361            $ 4.84
$ 5.01 - $10.00            604,215                7.05                7.56                 326,071              7.37
$10.01 - $15.00            609,250                7.48               12.32                 330,944             11.88
                         ---------               -----              ------                --------            ------
                         1,363,578                7.35              $ 9.39                 752,376            $ 9.04
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
The  weighted-average  fair value per share of options  granted  during the nine months ended March 31, 2004 and 2003 was $4.08 and $2.66, respectively.

            The following summarizes the transactions pursuant to the Directors'
Plan:

                                                             Weighted Average
                                           Options          Exercise Price Per       Options
                                         Outstanding              Option           Exercisable
                                         -----------              ------           -----------
Outstanding at June 30, 2002                 60,000               $ 9.15             34,000
         Granted                              6,000                 8.69
         Expired or canceled                     -                    -
         Exercised                               -                    -
                                           --------
Outstanding at March 31, 2003                66,000               $ 9.11             45,998
                                           ========

Outstanding at June 30, 2003                 66,000               $ 9.11             45,997
         Granted                             24,000                13.71
         Expired or canceled                     -                     -
         Exercised                               -                     -
                                           --------
Outstanding at March 31, 2004                90,000               $10.34             59,994
                                           ========

            The following  table sets forth certain  information as of March 31,
2004:

                                             Options Outstanding                          Options Exercisable
                      -------------------------------------------------------------  ---------------------------------------
Range of Exercise                             Weighted Average     Weighted Average                        Weighted Average
      Prices          Options Outstanding     Remaining Life       Exercise Price    Options Exercisable    Exercise Price
      ------          -------------------     --------------       --------------    -------------------    --------------
$  5.01 - $10.00             42,000               5.55                 $ 7.46              37,998               $ 7.34
$ 10.01 - $15.00             36,000               7.64                  11.89              18,000                12.27
$ 15.01 - $20.00             12,000               9.94                  15.74               3,996                15.74
                            -------              -----                 ------             -------               ------
                             90,000               6.97                 $10.34              59,994               $ 9.38
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

                                                Three Months Ended       Nine Months Ended
                                                      March 31,               March 31,
                                                --------------------     --------------------
                                                  2004        2003         2004          2003
                                                  ----        ----         ----          ----
Net income (loss), as reported                  $ 1,072      $  (777)     $   427      $(5,201)
Less:
   Stock-based compensation
       - fair value measurement                    (419)        (353)        (891)        (812)
                                                -------      -------      -------      -------
Net income (loss), pro forma                        653       (1,130)        (464)      (6,013)
Preferred stock dividends                          (193)        (178)        (566)        (524)
                                                -------      -------      -------      -------
Net income (loss) available to
       common shareholders - pro forma          $   460      $(1,308)     $(1,030)     $(6,537)
                                                =======      =======      =======      =======

Basic income (loss) per share - reported        $  0.08      $ (0.09)     $ (0.01)     $ (0.55)
                                                =======      =======      =======      =======
Basic income (loss) per share - pro forma       $  0.04      $ (0.12)     $ (0.10)     $ (0.63)
                                                =======      =======      =======      =======

Diluted income (loss) per share - reported      $  0.07      $ (0.09)     $ (0.01)     $ (0.55)
                                                =======      =======      =======      =======
Diluted income (loss) per share - pro forma     $  0.04      $ (0.12)     $ (0.10)     $ (0.63)
                                                =======      =======      =======      =======

Expected volatility                            35% - 40%    37% - 40%    35% - 40%    37% - 40%
Risk free interest rate                       2.6% - 3.6%  2.6% - 2.8%  2.6% - 3.1%  2.6% - 3.2%
Expected dividend yield                          0%           0%           0%           0%
Expected lives                                 3-4 years      4 years    3-4 years    3-4 years

NOTE 8.  COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) are as follows for the periods presented:

                                            Three Months Ended March 31,     Nine Months Ended March 31,
                                              2004                2003         2004             2003
                                              ----                ----         ----             ----

Net income (loss)                           $ 1,072             $  (777)     $   427          $(5,201)
Interest rate swap transaction (Note 5)       --                    107          129              174
                                            -------             -------      -------          -------

Comprehensive income (loss)                 $ 1,072             $  (670)     $   556          $(5,027)
                                            =======             =======      =======          =======

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
TECHNOLOGICAL ADVANCES, RELIANCE ON KEY SUPPLIERS AND AVAILABILITY OF MANAGERIAL
PERSONNEL.  THE FORWARD-LOOKING  STATEMENTS ARE MADE AS OF THE DATE OF THIS FORM
10-Q AND WE ASSUME NO OBLIGATION TO UPDATE THE FORWARD-LOOKING  STATEMENTS OR TO
UPDATE THE REASONS WHY ACTUAL  RESULTS COULD DIFFER FROM THOSE  PROJECTED IN THE
FORWARD-LOOKING STATEMENTS.

OVERVIEW

            We believe that we are the largest  supplier in the United States of bulk CO2 systems and bulk CO2 for  carbonating  fountain  beverages based on the number  of bulk CO2  systems  leased to  customers.  As of March  31,  2004,  we operated a national  network of 103  service  locations  in 45 states  servicing approximately  79,000  bulk  and  high  pressure  customers.  Currently,  99% of fountain beverage users in the continental  United States are within our present service  area.  Historically,  due  to a  combination  of  internal  growth  and acquisitions,  we have  experienced  high levels of growth in terms of number of customers  and net sales,  averaging 20% to 50% per year from 1995 through 2000.
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

            Generally,  our  experience  has been that as our service  locations mature their gross profit  margins  improve as a result of their volume  growing while fixed costs remain essentially unchanged.  New service locations typically operate at low or negative  gross  margins in the early  stages and detract from our highly profitable service locations in more mature markets.  During the last two years, we have experienced a significant  improvement in gross margin due to net new customer activations and operating improvements,  including efficiencies in delivery  of product to our  customers,  such as  reductions  in  unscheduled deliveries,  total miles driven,  miles driven between stops and improvements to our safety record.  Accordingly, we believe that we are in position to build our customer  base while  maintaining  and  improving  upon our  superior  levels of customer service,  with minimal changes required to our support  infrastructure.
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

                                             Three Months Ended March 31,    Nine Months Ended March 31,
                                             ----------------------------    ---------------------------
Income Statement Data:                              2004      2003                2004       2003
                                                    ----      ----                ----       ----

Product sales                                       61.6%     60.7%               61.2%      61.7%
Equipment rentals                                   38.4      39.3                38.8       38.3
                                                   -----     ------              ------     -----
Total revenues                                     100.0     100.0               100.0      100.0

Cost of products sold, excluding
    depreciation and amortization                   41.7      43.4                42.4       43.0
Cost of equipment rentals, excluding
    depreciation and amortization                    3.1       4.3                 3.1        5.3
Selling, general and administrative expenses        18.7      20.9                19.3       24.7
Depreciation and amortization                       18.8      23.8                19.2       23.8
Loss on asset disposals                              1.6       1.9                 1.8        2.2
                                                 -------    ------               -----      -----
Operating income (loss)                             16.1       5.7                14.2        1.0
Loss on early extinguishment of debt                  -         -                  3.3         -
Unrealized loss on financial instrument              0.9        -                  0.3         -
Interest expense                                     9.9       9.9                 9.9       10.4
                                                 -------    ------               -----      -----

Net income (loss) before income taxes                5.3      (4.2)                0.7       (9.4)
Provision for income taxes                            -         -                   -          -
                                                 -------    ------               -----      -----
Net income (loss)                                    5.3%     (4.2)%               0.7%      (9.4)%
                                                 =======    ======               =====      =====

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

TOTAL REVENUES

            Total  revenues  increased  by $1.7  million,  or 9.4%,  from  $18.3 million in 2003 to $20.1 million in 2004. Revenues derived from our bulk service plans  increased by $1.8 million,  or 9.9%,  due to an increase in the number of accounts  and the sale of gases  other  than  CO2,  partially  offset by the net impact of a $0.1 million decrease in revenue derived from a decrease in CO2 sold and a reduction  in pricing of CO2 to the average  customer  under our  variable product purchase plans,  which includes our equipment lease and product purchase plans, and the adoption of EITF 00-21 in July 2003.

            We adopted EITF 00-21  effective  in July 2003,  resulting in a $0.3 million  reduction in revenue in 2004. Had we adopted EITF 00-21 in 2003,  total revenues  recognized  for the three  months  ended  March 31,  2003  would  have decreased by $0.3 million to $18.0 million.  The following table sets forth, for the periods indicated,  the percentage relationship which our service plans bear to total revenues:

                                          Three Months Ended March 31,
                                          ----------------------------
Service Plan                                   2004          2003
                                               ----          ----
Bulk budget plan(1)                            60.7%         66.0%
Equipment lease/product purchase plan(2)       12.3           8.9
Product purchase plan(3)                        9.0           8.2
High pressure cylinder(4)                       6.1           6.1
Other revenues(5)                              11.9          10.8
                                              -----         -----
                                              100.0%        100.0%
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

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service contracts increased by $1.3 million, or 11.0%, from $11.1 million in
2003 to $12.4  million  in  2004.  The  increase  in  revenues  is due to a 8.2%
increase in the number of customer  locations  serviced  and a 2.0%  increase in bulk CO2 used by the average customer. In addition,  sales of gases and services other than CO2, increased by 2.6% compared to last year.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service contracts  increased by $0.5 million, or 7.0%, from $7.2 million in 2003 to $7.7  million  in 2004,  primarily  due to a 7.6%  increase  in the number of customers leasing equipment from us and price increases to a significant  number of our customers,  consistent with the Consumer Price Index, offset by incentive pricing provided to multiple  national  restaurant  organizations  utilizing our equipment under the equipment lease/product purchase plan.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of products  sold  increased  from $8.0 million in 2003 to $8.4 million in 2004, while decreasing as a percentage of product sales from 71.5% to
67.6%, due in large part to efficiencies realized in the cost of delivery, fleet costs,  workers'  compensation  and safety,  discussed in further  detail below.
Product  costs  increased  by $0.43  million,  from $2.6 million in 2003 to $2.9 million in 2004.  The base price with our primary  supplier of CO2  increased by the Producer Price Index, while the volume of CO2 sold by us increased by 10.7%.

            Operational  costs,  primarily wages and benefits related to cost of product  sold,  increased  from $3.1  million  in 2003 to $3.4  million in 2004, primarily due to an increase in route driver costs. As of March 31, 2004, we had
271 drivers as compared to 249 last year, primarily  representing the filling of open positions. However, some of the headcount increase in drivers was offset by a reduction in depot and regional management  headcount.  In addition,  while we have  realized a  substantial  savings in worker's  compensation  costs due to a reduction in claims and severity,  we continue to experience  higher health care costs, generally due to market conditions.

            Truck delivery expenses  decreased from $1.5 million in 2003 to $1.3 million in 2004.  Increases in fuel costs were more than offset by a decrease in insurance  and repair  costs.  In  addition,  we have been able to minimize  the impact of increased  fuel costs and variable lease costs  associated  with truck usage by  continuing  to  improve  efficiencies  in the  timing  and  routing of deliveries.  Unscheduled  deliveries  so far this  year  improved  over the same period of the prior year by 21% while  total  miles  driven  remained  flat on a customer base that increased by 7.6%.  Improvements  in our safety record during the nine months of this fiscal year have resulted in a significant  reduction in the amount of workers' compensation and vehicle accident claims expense.

            Occupancy  and shop costs  related to cost of products sold remained steady at $0.8 million in both 2003 and 2004.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, decreased  by $0.2  million  from $0.8  million in 2003 to $0.6 million in 2004, while deceasing as a percentage of equipment  rental revenue from 11.0% to 8.1%.

The  reduction  in cost of equipment  rentals  reflected in expense is primarily attributable  to a greater  percentage of costs being  capitalized in connection with  our  bulk  CO2  systems  due to  increased  efficiency  of  our  technical installers and the number of new  activations.  In addition,  occupancy and shop costs related to cost of equipment  rentals  decreased from $0.5 million in 2003
to  $0.4  million  in  2004,  as  we  continued  to  realize   savings  in  tank
refurbishment and repair costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  decreased  by $0.1 million from $3.8 million in 2003 to $3.7 million in 2004, while decreasing as a percentage of total revenues from 20.9% in 2003 to 18.7% in 2004.

            Selling related expenses  remained  constant at $0.7 million in both
2003 and 2004.  Wages and related  benefits  decreased  by $0.1 million due to a reduction in the headcount of our sales organization in February 2003, offset by increased advertising costs.

            General and administrative  expenses  decreased by $0.1 million,  or
2.6%,  from $3.1 million in 2004 to $3.0  million in 2004.  An increase in wages related  expenses,  primarily  due  to  increased  health  care  costs  and  the
recognition   of   incentive   wages  to  be  paid  based  on   achievement   of
pre-established  performance  targets,  were more than offset by a $0.2  million reduction in consulting and recruiting  expenses and a $0.1 million reduction in expenses related to uncollectible  accounts  receivable.  During fiscal 2003, we
initiated   numerous   procedures  to  improve  our  review  and  collection  of
outstanding  accounts  receivable.  Consulting fees decreased,  primarily due to non-recurring fees incurred during the first seven months of 2003 for repairs of certain  systems,  improvements  in our processes to track and collect  customer receivables, and other process improvements.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization decreased from $4.4 million in 2003 to
$3.8  million in 2004.  As a  percentage  of total  revenues,  depreciation  and amortization expense decreased from 23.8% in 2003 to 18.8% in 2004.

            Depreciation  expense  decreased  from $3.6  million in 2003 to $3.3 million in 2004.  As we  continue  with our plan to  replace  all 50 and 100 lb.
tanks over the next three years,  depreciation  expense from these tanks,  whose expected  useful lives were  shortened to coincide  with the  replacement  plan, resulted in depreciation expense of $0.2 million in 2004, down from $0.3 million in 2003.

            Amortization  expense  decreased  from $0.8  million in 2003 to $0.5 million in 2004.  This  decrease is due to a reduction  in the  amortization  of deferred charges from our current  financing  arrangements  effective August 25,
2003 as compared to the  amortization of fees related to our previous  financing arrangements,  and to the  amortization  of customer  lists,  many of which were fully amortized as of March 31, 2003.

LOSS ON ASSET DISPOSALS

            Loss on asset disposals  decreased from $0.4 million in 2003 to $0.3 million in 2004, while decreasing as a percentage of total revenues from 1.9% to
1.6%.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$2.2 million from $1.0 million in 2003 to $3.2 million in 2004.  As a percentage of total revenues, operating income improved from 5.7% in 2003 to 16.1% in 2004.

UNREALIZED LOSS ON FINANCIAL INSTRUMENT

            In order to reduce our exposure to increases in Eurodollar  interest rates, and consequently to increases in interest  payments,  on October 2, 2003, we entered into an interest rate swap  transaction (the "Swap") in the amount of
$20.0 million (the "Notional  Amount") with an effective date of March 15, 2004.
Pursuant  to the  Swap,  we pay a fixed  interest  rate of 2.12%  per  annum and receive  a  Eurodollar-based  floating  rate.  The  effect  of  the  Swap  is to neutralize any changes in Eurodollar rates on the Notional  Amount.  As the Swap was not effective until March 15, 2004 and no cash flows were exchanged prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such,  an  unrealized  loss of $177,000  was  recognized  in our results of operations for the three months ended March 31, 2004,  reflecting the change in fair value of the Swap from  inception to the  effective  date.  As of
March 31, 2004,  the Swap met the  requirements  to be designated as a cash flow hedge and is deemed a highly effective transaction.

INTEREST EXPENSE

            Interest expense increased from $1.8 million in 2003 to $2.0 million in 2004,  while  remaining  constant at 9.9% of total  revenues in both 2003 and
2004.  The effective  interest rate of our debt  increased  from 10.0% to 11.3%, primarily due to the terms of our refinancing in August 2003.

INCOME (LOSS) BEFORE TAXES

            See discussion of Net Income (Loss).

PROVISION FOR INCOME TAXES

            No provision  for income tax expense has been made due to historical net losses.  At March 31, 2004,  we had net  operating  loss  carryforwards  for federal income tax purposes of approximately $100 million and for state purposes in varying amounts, which are available to offset future federal taxable income, if any, in varying  amounts through June 2023.  However,  we may begin to incur tax  expense  for the  alternative  minimum  tax ("AMT") as and when we generate taxable income.

NET INCOME (LOSS)

            For the reasons  described  above,  net income (loss)  improved from
$(0.8) million in 2003 to $1.1 million in 2004.

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

            EBITDA, as set forth in the table below (in thousands), increased by
$1.6  million,  or 29.7%,  from $5.4 million in 2003 to $7.0 million in 2004 and increased as a percentage of total revenues from 29.4% to 34.9%.

                                       Three Months Ended March 31,
                                       ----------------------------
                                        2004                  2003
                                      -------               -------
Net income (loss)                     $ 1,072               $  (777)
Interest expense                        1,980                 1,823
Depreciation and amortization           3,776                 4,355
Unrealized loss on financial
    instrument                            177                   -
                                      -------               -------
EBITDA                                $ 7,005               $ 5,401
                                      =======               =======

Cash flows provided by (used in):
  Operating activities                $ 6,895               $ 7,601
  Investing activities                $(4,047)              $(3,460)
  Financing activities                $(2,758)              $(3,818)

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

TOTAL REVENUES

            Total  revenues  increased  by $4.7  million,  or 8.4%,  from  $55.1 million in 2003 to $59.8 million in 2004. Revenues derived from our bulk service plans  increased by $5.6 million,  or 10.1%, of which $4.3 million was due to an increase in the number of accounts  and $1.3  million to an increase in the sale of gases and services other than CO2. These  increases were partially  offset by the net impact of a $1.0 million  decrease in revenue derived from a decrease in
CO2 sold and pricing of CO2 to the average  customer under our variable  product purchase plans, which includes our equipment lease and product purchase plans.

            The net impact of the  adoption  of EITF 00-21 to 2004 was to reduce revenue  under our bulk  budget  plans by $37,000.  While we adopted  EITF 00-21 effective in July 2003,  the net impact to 2003 would had been to reduce revenue under the bulk budget plans by $55,000.  The following table sets forth, for the periods indicated,  the percentage  relationship in which our service plans bear to total revenues:

                                            Nine Months Ended March 31,
                                            ---------------------------
Service Plan                                    2004       2003
                                                ----       -----
Bulk budget plan(1)                             61.7%      66.5%
Equipment lease/product purchase plan(2)        11.9        8.0
Product purchase plan(3)                         8.8        8.5
High pressure cylinder(4)                        6.1        6.2
Other revenues(5)                               11.5       10.8
                                             -------    -------
                                               100.0%     100.0%
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

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service contracts  increased by $2.6 million, or 7.6%, from $34.0 million in
2003 to $36.6  million  in  2004.  The  increase  in  revenues  is due to a 8.0%
increase in the number of customer locations serviced and a 0.9% increase in CO2 used by the average  customer.  In addition,  sales of gases and services  other than CO2,  increased by 2.3%  compared to last year.  All of this was  partially offset by a 2.2% decrease in pricing of CO2. This decrease in pricing was due in large  part to  incentive  pricing  provided  to  multiple  national  restaurant organization  utilizing both our equipment  lease/product  purchase, and product only purchase plans.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service contracts increased by $2.1 million, or 9.8%, from $21.1 million in 2003 to $23.2  million in 2004,  primarily  due to a 6.9%  increase  in the number of customers leasing equipment from us and price increases to a significant  number of our customers,  consistent with the Consumer Price Index, partially offset by
incentive  pricing  provided  to  multiple  national  restaurant   organizations
utilizing our equipment under the equipment lease/product purchase plan.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of products sold  increased from $23.7 million in 2003 to $25.4 million in 2004, while decreasing as a percentage of product sales from 69.7% to
69.3%. Product costs increased by $1.1 million from $8.1 million in 2003 to $9.2 million in 2004.  The base price with our primary  supplier of CO2  increased by the Producer Price Index, while the volume of CO2 sold by us increased by 10.1%, primarily due to an 8.0% increase in our customer base.

            Operational  costs,  primarily wages and benefits related to cost of products  sold,  increased  from $9.4 million in 2003 to $10.1  million in 2004, primarily due to an increase in route driver costs. As of March 31, 2004, we had
271 drivers as compared to 249 last year, primarily  representing the filling of open positions. However, some of the headcount increase in drivers was offset by a reduction in depot and regional management  headcount.  In addition,  while we have  realized a  substantial  savings in worker's  compensation  costs due to a reduction in claims and severity,  we continue to experience  higher health care costs, generally due to market conditions.

            Truck delivery expenses  decreased from $3.9 million in 2003 to $3.8 million in 2004. Increases in lease costs were more than offset by a decrease in insurance  and repair  costs.  In  addition,  we have been able to minimize  the impact of increased  fuel costs and variable lease costs  associated  with truck usage by  continuing  to  improve  efficiencies  in the  timing  and  routing of deliveries.  Unscheduled  deliveries  so far this  year  improved  over the same period of the prior year by 17% while  total  miles  driven  remained  flat on a customer base that increased by 8.0%.  Improvements  in our safety record during the nine months of this fiscal year have resulted in a significant  reduction in the amount of workers' compensation and vehicle accident claims expense.

            Occupancy  and shop costs  related to cost of products sold remained constant at $2.3 million in both 2003 and 2004.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, decreased  by $1.1  million  from $2.9  million in 2003 to $1.8 million in 2004, while deceasing as a percentage of equipment  rental revenue from 13.8% to 8.0%.
The  reduction  in cost of equipment  rentals  reflected in expense is primarily attributable  to a greater  percentage of costs being  capitalized in connection with  our  bulk  CO2  systems  due to  increased  efficiency  of  our  technical installers and the number of new  activations.  In addition,  occupancy and shop costs related to cost of equipment  rentals  decreased from $0.9 million in 2003 to $0.6 million in 2004, as we continue to realize savings in tank refurbishment and repair costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  decreased  by $2.1 million from $13.6 million in 2003 to $11.5 million in 2004, while decreasing as a percentage of total revenues from 24.7% in 2003 to 19.3% in 2004.

            Selling  related  expenses  decreased  by $0.4  million,  from  $2.7 million in 2003 to $2.3 million in 2004,  primarily  the result of a decrease in wages and related  benefits  due to a reduction  in the  headcount  of our sales organization in February 2003.

            General and administrative  expenses  decreased by $1.7 million,  or
15.0%,  from $10.9 million in 2003 to $9.2 million in 2004. This  improvement is due to a $0.5 million  reduction of  administrative  and executive wages, a $0.5 million reduction in expenses related to uncollectible  accounts  receivable,  a
$0.2 million reduction in outside contract labor and a $0.7 million reduction in consulting and recruiting  expenses,  offset by a $0.2 million increase in other general  expenses.  During  fiscal 2003,  we initiated  numerous  procedures  to improve our review and collection of outstanding accounts receivable. Consulting fees decreased,  primarily due to  non-recurring  fees incurred during the first seven months of fiscal 2003 for repairs of certain systems,  improvements in our
processes  to  track  and  collect  customer  receivables,   and  other  process
improvements.

DEPRECIATION AND AMORTIZATION

            Depreciation and  amortization  decreased from $13.2 million in 2003 to $11.5 million in 2004. As a percentage of total  revenues,  depreciation  and amortization expense decreased from 23.8% in 2003 to 19.2% in 2004.

            Depreciation  expense  decreased from $10.5 million in 2003 to $10.0 million in 2004.  As we  continue  with our plan to  replace  all 50 and 100 lb.
tanks over the next three years,  depreciation  expense from these tanks,  whose expected  useful lives were  shortened to coincide  with the  replacement  plan, resulted in depreciation expense of $0.7 million in 2004, down from $1.0 million in 2003.

            Amortization  expense  decreased  from $2.7  million in 2003 to $1.5 million in 2004.  This  decrease is due to a reduction  in the  amortization  of deferred charges from our current  financing  arrangements  effective August 25,
2003 as compared to the  amortization of fees related to our previous  financing arrangements,  and to the  amortization  of customer  lists,  many of which were fully amortized as of March 31, 2003.

LOSS ON ASSET DISPOSALS

            Loss on asset disposals  decreased from $1.2 million in 2003 to $1.0 million in 2004, while decreasing as a percentage of total revenues from 2.2% to
1.8%.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$8.0 million from $0.5 million in 2003 to $8.5 million in 2004.  As a percentage of total revenues, operating income improved from 1.0% in 2003 to 14.2% in 2004.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

            In the first quarter of fiscal 2004, we accelerated  the recognition of $1.5 million in deferred  financing costs  associated with the refinancing of our  long-term  debt.  In  addition,  we  accelerated  the  recognition  of  the unamortized  portion of the  Original  Issue  Discount  associated  with our 12%
Senior  Subordinated  Promissory Notes,  $0.4 million,  and paid $0.1 million in conjunction with the early termination of an interest rate swap agreement.

UNREALIZED LOSS ON FINANCIAL INSTRUMENT

            In order to reduce our exposure to increases in Eurodollar  interest rates, and consequently to increases in interest  payments,  on October 2, 2003, we entered into an interest rate swap  transaction (the "Swap") in the amount of
$20.0 million (the "Notional  Amount") with an effective date of March 15, 2004.
Pursuant  to the  Swap,  we pay a fixed  interest  rate of 2.12%  per  annum and receive  a  Eurodollar-based  floating  rate.  The  effect  of  the  Swap  is to neutralize any changes in Eurodollar rates on the Notional  Amount.  As the Swap was not effective until March 15, 2004 and no cash flows were exchanged prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such,  an  unrealized  loss of $177,000  was  recognized  in our results of operations  for the nine months ended March 31, 2004,  reflecting the change in fair value of the Swap from  inception to the  effective  date.  As of
March 31, 2004,  the Swap met the  requirements  to be designated as a cash flow hedge and is deemed a highly effective transaction.

INTEREST EXPENSE

            Interest expense increased from $5.7 million in 2003 to $5.9 million in 2004,  while  decreasing as a percentage of total revenues from 10.4% in 2003 to 9.9% in 2004. The effective  interest rate of our debt increased from 9.8% to
11.1%, primarily due to the terms of our refinancing in August 2003.

INCOME (LOSS) BEFORE TAXES

            See discussion of Net Income (Loss).

PROVISION FOR INCOME TAXES

            No provision  for income tax expense has been made due to historical net losses.  At March 31, 2004,  we had net  operating  loss  carryforwards  for federal income tax purposes of approximately $100 million and for state purposes in varying amounts, which are available to offset future federal taxable income, if any, in varying amounts through June 2023. However, we may begin to incur tax expense for the alternative  minimum tax ("AMT") as and when we generate taxable income.

NET INCOME (LOSS)

            For the reasons  described  above,  net income (loss)  improved from
$(5.2) million in 2003 to $0.4 million in 2004.

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

            EBITDA, as set forth in the table below (in thousands), increased by
$6.3 million,  or 45.7%, from $13.7 million in 2003 to $20.0 million in 2004 and increased as a percentage of total revenues from 24.9% to 33.4%.

                                        Nine Months Ended March 31,
                                        ---------------------------
                                           2004            2003
                                           ----            -----
Net (loss)                               $    427      $ (5,201)
Interest expense                            5,927         5,745
Depreciation and amortization              11,481        13,171
Unrealized loss on financial instrument       177          --
Loss on early extinguishment of debt        1,964          --
                                         --------      --------
EBITDA                                   $ 19,976      $ 13,715
                                         ========      ========

Cash flows provided by (used in):
  Operating activities                   $ 14,289      $ 11,097
  Investing activities                   $(11,733)     $(10,612)
  Financing activities                   $ (2,719)     $ (1,530)

LIQUIDITY AND CAPITAL RESOURCES

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into service  at  customers'  sites;  (2)  payments  of  principal  and  interest  on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of  vehicles,  land,  buildings,  and other  office  and  service equipment under operating leases as a means of conserving  capital.  As of March
31, 2004, we anticipated making cash capital expenditures of approximately $18.0 million over the next twelve months, primarily for purchases of bulk CO2 systems for new customers,  the  replacement  with larger bulk CO2 systems of 50 and 100
lb. bulk CO2 systems in service at existing  customers and replacement units for our truck fleet.  In June 2002,  we adopted a plan to replace all 50 and 100 lb.
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

            We are  also  required  to meet  certain  affirmative  and  negative covenants,  including but not limited to financial covenants. We are required to assess our compliance  with these  financial  covenants  under the Senior Credit
Facility on a quarterly basis. These financial  covenants are based on a measure that is not consistent  with  accounting  principles  generally  accepted in the
United States of America. Such measure is EBITDA (as defined),  which represents earnings before  interest,  taxes,  depreciation  and  amortization,  as further modified by certain defined  adjustments.  The failure to meet these  covenants, absent a waiver  or  amendment,  would  place us in  default  and cause the debt outstanding  under the Senior  Credit  Facility  to  immediately  become due and
payable.  The  Senior  Credit  Facility  also  includes  certain   cross-default
provisions to our 16.3% Senior  Subordinated  Notes Due February 27, 2009. As of
September 30, 2003,  December 31, 2003 and March 31, 2004, we were in compliance with all of the covenants under the Senior Credit Facility.

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

            As of March  31,  2004,  a total of $40.3  million  was  outstanding pursuant to the Senior Credit Facility with a weighted  average interest rate of
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
As with the Senior Credit Facility,  we are required to meet certain affirmative and  negative  covenants  under the New  Notes,  including  but not  limited  to financial  covenants.  As of September 30, 2003, December 31, 2003 and March 31,
2004, we were in compliance with all of the covenants under the New Notes.

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

            During the nine months ended March 31, 2004,  our capital  resources included cash flows from operations and available  borrowing  capacity under the
Senior Credit Facility. We believe that cash flows from operations and available borrowings  under the Senior Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

            The  table  below  sets  forth  our   contractual   obligations  (in
thousands):

Contractual obligations                   Total          Less than 1 Year      2-3 Years         4-5 Years           Thereafter
-----------------------              --------------------------------------------------------------------------------------------
Senior credit facility & other debt      $ 40,521            $ 4,897           $19,732           $ 15,892             $      -
Long-term subordinated debt                30,000                  -                 -             30,000                    -
Employment agreements                       1,397                758               639                  -                    -
Operating leases                           19,590              4,587             7,784              5,034                2,185
                                         --------             ------            ------             ------            ---------
Total obligations                        $ 91,508            $10,242           $28,155           $ 50,926             $  2,185
                                         ========           ========          ========          =========            =========

            In addition,  in May 1997 we entered into a ten-year  exclusive bulk
CO2 requirements contract with The BOC Group, Inc.

            WORKING CAPITAL. At March 31, 2004 and June 30, 2003, we had working capital of $(2.7) million and $(1.7) million, respectively.

            CASH  FLOWS  FROM  OPERATING  ACTIVITIES.  Cash  flows  provided  by operations increased by $3.2 million from $11.1 million in 2003 to $14.3 million in 2004.  The  improvement  is primarily  due to our  improvement  in net income
(excluding non-cash charges) of $6.8 million, partially offset by a $3.6 million reduction in cash  resulting from changes in the working  capital  components of our  balance  sheet,  $1.5  million  of which is due to the  timing of  interest payments.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2004 and 2003, net cash used in investing activities was $11.7 million and $10.6 million,  respectively.
These  investing  activities  were primarily  attributable  to the  acquisition, installation and direct placement costs of bulk CO2 systems.

            CASH FLOWS FROM FINANCING  ACTIVITIES.  During 2004, cash flows used in financing  activities were $2.7 million  compared to $1.5 million in 2003. In
2004, we refinanced  our debt, as previously  discussed,  receiving  proceeds of
$73.2  million,  paying fees  associated  with the  refinancing of $2.8 million, while simultaneously paying off our previous financing facilities.

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

            On  July  1,  2003,  we  adopted  EITF  Issue  No.  00-21,  "REVENUE
ARRANGEMENTS WITH MULTIPLE  DELIVERABLES"  ("EITF 00-21").  EITF 00-21 addresses certain aspects of the accounting by a vendor for  arrangements  under which the vendor will perform  multiple  revenue  generating  activities.  As of March 31,
2004,  approximately  56,000 of our customer locations utilized a plan agreement that provides for a fixed monthly  payment to cover the use of a bulk CO2 system and a predetermined  maximum quantity of CO2 ("budget  plan").  Prior to July 1,
2003, as lessor, we recognized revenue from leasing CO2 systems under our budget plan agreements on a straight-line basis over the life of the related leases. We have developed a methodology for the purpose of separating the aggregate revenue stream  between the rental of the equipment  and the sale of the CO2.  Effective
July  1,  2003,  revenue  attributable  to the  lease  of  equipment,  including equipment  leased under the budget plan,  is recorded on a  straight-line  basis over the term of the lease and  revenue  attributable  to the  supply of CO2 and other gases,  including  CO2 provided  under the budget plan,  is recorded  upon delivery to the customer.

            We have elected to apply EITF 00-21 retroactively to all budget plan agreements in existence as of July 1, 2003. Based on our analysis, the aggregate amount of CO2 actually  delivered  under  budget plans during the quarter  ended
June 30, 2003 is not materially different than the corresponding  portion of the fixed charges attributable to CO2. Accordingly, we believe the cumulative effect of the  adoption of EITF 00-21 as of July 1, 2003 is not  significant.  However, the effect of adopting EITF 00-21 in the manner  described  above  resulted in a
(decrease)  in revenue  and net income  during the three and nine  months  ended
March 31, 2004 of approximately  $(322,000),  or $(0.03) per share and $(37,000)
or $(0.00) per share,  respectively.  Solely for comparative  purposes,  we have separated  equipment  rentals and CO2 sales in the  statements of operations for the three and nine months ended March 31,  2003;  however,  all revenue  derived from budget plans for those periods is recognized  on a  straight-line  basis as disclosed  in the summary of  significant  accounting  policies  included in our prior Annual Reports on Form 10-K.

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

            In  December  2003,  the FASB  revised FASB  Interpretation  No. 46,
"CONSOLIDATION   OF   VARIABLE   INTEREST   ENTITIES."   Application   of   this
Interpretation is required in a company's financial  statements for interests in variable  interest  entities that are  considered  special-purpose  entities for reporting  periods ending after March 15, 2004. FASB  Interpretation  No. 46 did not effect our financial position, results of operations, or cash flows.

            In  December  2003,  the  FASB  revised  SFAS  No.  132,   "EMPLOYER
DISCLOSURES ABOUT PENSIONS AND OTHER  POSTRETIREMENT  BENEFITS" (SFAS 132). SFAS
132 requires  additional  disclosures  regarding the assets,  obligations,  cash flows,  and net periodic benefit cost of defined benefit plans and other defined benefit  postretirement  plans.  SFAS 132  requires  that  this  information  be provided  separately for pension plans and other  postretirement  benefit plans.
The  adoption of the revised  SFAS No. 132,  effective  January 1, 2004,  had no material impact on our financial position, results of operations, or cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of March 31, 2004, a total of $40.3 million was outstanding  under the
Senior Credit Facility with a weighted average interest rate of 6.1%. Based upon the $40.3  million  outstanding  under the Senior  Credit  Facility at March 31,
2004, our annual  interest cost under the Senior Credit  Facility would increase by $0.4 million for each 1% increase in Eurodollar interest rates.

            In order to reduce our exposure to increases in Eurodollar  interest rates, and consequently to increases in interest  payments,  on October 2, 2003, we entered into an interest rate swap  transaction (the "Swap") in the amount of
$20.0 million (the "Notional  Amount") with an effective date of March 15, 2004.
Pursuant  to the  Swap,  we pay a fixed  interest  rate of 2.12%  per  annum and receive  a  Eurodollar-based  floating  rate.  The  effect  of  the  Swap  is to neutralize any changes in Eurodollar rates on the Notional Amount.  We do not on a routine basis enter into speculative derivative transactions or leveraged swap transactions, except as disclosed. As the Swap was not effective until March 15,
2004 and no cash flows were exchanged  prior to that date, the Swap did not meet the  requirements  to be designated as a cash flow hedge. As such, an unrealized loss of $177,000 was  recognized in our results of operations  for the three and nine months  ended March 31,  2004,  reflecting  the change in fair value of the
Swap from  inception to the effective  date. As of March 31, 2004,  the Swap met the  requirements  to be  designated as a cash flow hedge and is deemed a highly effective transaction.

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

            CHANGES IN INTERNAL CONTROL OVER FINANCIAL  REPORTING.  There was no
change in our internal control over financial  reporting during our third fiscal quarter that has  materially  affected,  or is  reasonably  likely to materially affect, our internal control over financial reporting.

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

          31.1         Section 302 Certification of Principal Executive Officer.
          31.2         Section 302 Certification of Principal Financial Officer.
          32.1         Section 906 Certification of Principal Executive Officer.
          32.2         Section 906 Certification of Principal Financial Officer.

      (b) Reports on Form 8-K
          -------------------

          (1)  The Company filed a Form 8-K dated March 30, 2004 reporting Items
               5 and 7.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                                 NuCO2 Inc.

Dated:  May 14, 2004                       By:   /s/ Robert R. Galvin
                                                 ------------------------------
                                                 Robert R. Galvin
                                                 Chief Financial Officer

