Form 10-K
period 2004-06-30
NUCO2 INC /FL
filed 2004-09-13
CIK 947577

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
     ACT OF 1934

     For the fiscal year ended June 30, 2004

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

Commission file number:  0-27378

                                   NUCO2 INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Florida                                       65-0180800
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

2800 S.E Market Place, Stuart, Florida                    34997
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  (772) 221-1754

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

            Indicate by check mark if disclosure of delinquent  filers  pursuant to  Item  405 of  Regulation  S-K is  not  contained  herein,  and  will  not be contained,  to the  best of  Registrant's  knowledge,  in  definitive  proxy  or information  statements  incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. |X|

                                                           (CONTINUED NEXT PAGE)

            Indicate by check mark  whether  the  Registrant  is an  accelerated
filer (as defined in Exchange Act Rule 12b-2). Yes |X| No [ ]

            The  aggregate  market  value at December  31, 2003 of shares of the
Registrant's  common  stock,  $.001 par value per share  (based upon the closing price of $12.75 per share of such stock on the  Nasdaq  National  Market on such date), held by non-affiliates of the Registrant was approximately  $125,261,000.
Solely for the  purposes  of this  calculation,  shares  held by  directors  and executive  officers of the Registrant have been excluded.  Such exclusion should not be  deemed a  determination  or an  admission  by the  Registrant  that such individuals are, in fact, affiliates of the Registrant.

            At September 10, 2004, there were outstanding  11,599,327  shares of the Registrant's common stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The information  required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the  Registrant's  definitive proxy statement to be filed not later than October 28, 2004 pursuant to Regulation 14A.

                                   NUCO2 INC.

                                      INDEX
                                                                            PAGE
                                                                            ----

PART I.
Item 1.        Business.                                                      1
Item 2.        Properties.                                                   13
Item 3.        Legal Proceedings.                                            13
Item 4.        Submission of Matters to a Vote of Security Holders.          13

PART II.
Item 5.        Market For Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of
               Equity Securities.                                            13
Item 6.        Selected Financial Data.                                      15
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                          16
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.   31
Item 8         Financial Statements and Supplementary Data.                  32
Item 9.        Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure.                          32
Item 9A.       Controls and Procedures.                                      32
Item 9B.       Other Information.                                            32

PART III.
Item 10.       Directors and Executive Officers of the Registrant.           32
Item 11.       Executive Compensation.                                       32
Item 12.       Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters.        32
Item 13.       Certain Relationships and Related Transactions.               32
Item 14.       Principal Accountant Fees and Services.                       33

PART IV.
Item 15.       Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.                                          33

Signatures                                                                   36
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

                   QUICK SERVE RESTAURANTS                                           CASUAL/DINNER HOUSES
Arby's                             McDonald's                       Applebee's                         On the Border
Boston Market                      Panera Bread Company             Bahama Breeze                      Outback Steakhouse
Bumpers Drive-In                   Papa Gino's                      Bertucci's                         Perkins Family Restaurants
Burger King                        Pizza Hut                        Cheesecake Factory                 Pizzeria Uno
Captain D's                        Pizza Inn                        Chevy's                            Ponderosa Steak House
Carl's Jr.                         Quizno's Classic Subs            Chili's                            Red Lobster/Olive Garden
Checker's Drive-In                 Rubios                           Corner Bakery                      Rio Bravo Cantina
Chick-Fil-A                        Sbarro                           Don Pablo's                        Roadhouse Grill
Chipotle Grill                     Schlotzsky's Deli                Friendly's Restaurant              Rockfish
Church's Chicken                   Sonic Drive-In                   Hard Rock Cafe                     Romano's Macaroni Grill
D'Angelo's Sandwich Shop           Steak'n Shake                    Hooters                            Ruby Tuesday
Dunkin' Donuts                     Subway                           Landry's                           Ryan's Family Steak House
El Pollo Loco                      Taco Bell                        Longhorn Steakhouse                Shoney's
Hardee's                           Wendy's                          Maggiano's Little Italy            Spaghetti Warehouse
KFC                                White Castle                     Official All Star Cafe
Krystal
CONTRACT FEEDERS                   WHOLESALE CLUBS                                     CONVENIENCE/PETROLEUM
ARAmark                            BJ's Wholesale                   7-Eleven                           Golden Pantry
Compass Group                      Costco                           AM/PM                              Phillips 66
Fine Host                          Sam's Club                       BP/Amoco                           Pilot Travel
Host Marriott                                                       Circle K                           Racetrac Petroleum
Sodexho Operations                                                  Coastal Market                     Shell ETD
                                                                    Conoco                             Spectrum Stores
SPORTS VENUES                      THEME/AMUSEMENT                  Exxon                              Thornton Oil
AMF Bowling Centers                Six Flags                        Farm Stores                        Tom Thumb
Brunswick Recreation Centers       Universal Studios Florida
Derby Lane                         Walt Disney World
Georgia Dome                       Wet n Wild
Madison Square Garden              White Waters                                           MOVIE THEATRES
Pro Player Stadium                                                  Carmike Cinemas                    Regal Entertainment
Raymond James Stadium                                               Loew's Cineplex                    Wallace Theatres
Staples Center

            We are a  Florida  corporation,  incorporated  in  1990.  Through  a combination of internal growth and over 30 asset acquisitions,  we have expanded our service  area from one service  location  and 19 customers in Florida to 108 service locations and approximately  82,000 bulk and high pressure CO2 customers in 45 states as of June 30, 2004.  Since our initial public offering in December
1995,  this growth has been  achieved,  in large part,  with the proceeds of our initial  public  offering  of common  stock as well as a  secondary  offering of common stock in June 1996,  borrowings under our senior credit  facilities,  the issuance  in 1997 and 1999 of our 12%  senior  subordinated  notes  due 2004 and
2005,  respectively  (prepaid  in  August  2003),  the  sale of our  Series A 8%
Cumulative  Convertible  Preferred  Stock in May 2000  (converted  into  754,982 shares of common  stock in August 2004) and Series B 8%  Cumulative  Convertible
Preferred  Stock in November 2001, the private  placement of our common stock in
August 2002 and the  issuance in August  2003 of our 16.3%  senior  subordinated notes due 2009. Today, the majority of our growth is driven by the conversion of high pressure CO2 users to bulk CO2 systems. Our ability to grow is dependent on the  success  of our  marketing  efforts  to  acquire  new  customers  and their acceptance of bulk CO2 systems as a replacement for high pressure cylinders.

                                SERVICE LOCATIONS

                                [GRAPH OMITTED]

            Our bulk CO2 customer  base is highest in Florida,  Texas,  Georgia,
New York and  California.  Substantially  all of our revenues  have been derived from the rental of bulk CO2 systems  installed at customers'  sites, the sale of
CO2 and high pressure  cylinder  revenues.  Revenues have grown from $812,000 in fiscal 1991 to $80.8 million in fiscal 2004.

                                    REVENUES
                                 (in millions)

                                [GRAPH OMITTED]

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

            We  estimate  there are  currently  approximately  155,000  bulk CO2 beverage users in the United States. Of these,  approximately 81,000 are already our customers.  We also  currently  service  approximately  600 stand alone high pressure  CO2  customers.  We believe  there are an estimated  600,000  fountain beverage  users  in the  continental  United  States.  Therefore,  the  bulk CO2 industry presents substantial  opportunity for growth. We plan on increasing the number of our bulk CO2 customers  through sales and marketing  initiatives aimed at bulk CO2 users who are serviced by our  competitors as well as the conversion of current  users of high  pressure  cylinders to bulk CO2. In addition,  we may seek to increase our customer base through  carefully  selected  acquisitions of customer accounts and bulk CO2 equipment.

                                [GRAPH OMITTED]

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

            We also supply high pressure gases in cylinder form,  including CO2, helium and nitrogen.  We estimate that we currently  service  approximately  600 stand-alone high pressure CO2 customers, most of whom are very low volume users.
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

            The framework for the strategic  alliance was  established  in March
2000.  During the fiscal year ended June 30,  2004,  we continued to develop the strategic  alliance  and  Coca-Cola  assisted  us in  securing  several  key new customer  contracts.  We plan to jointly develop a differentiated  CO2 marketing program to be used exclusively for Coca-Cola's customers.

MARKETING AND CUSTOMERS

            At June 30,  2004,  we serviced  approximately  82,000 bulk and high pressure CO2 customers,  none of which  accounted for more than 3% of our fiscal
2004 revenues.  We market our bulk CO2 products and services to large  customers such as restaurant and convenience store chains, movie theater operators,  theme parks,  resorts  and sports  venues.  Our  customers  include  most of the major national and regional  chains  throughout the United  States.  We approach large chains on a corporate  or regional  level for  approval to become the  exclusive supplier  of bulk CO2  products  and  services  on a national  basis or within a designated territory. We then direct our sales efforts to the managers or owners of the individual or franchised  operating units. Our  relationships  with chain customers in one geographic  market frequently help us to establish service with these same chains when we expand into new  markets.  After  accessing  the chain accounts in a new market,  we attempt to rapidly  build route density by leasing bulk CO2 systems to independent  restaurants,  convenience  stores and theaters.
Our  products  and  services  are sold by a sales  force of 42  commission  only independent sales  representatives  and 26 salaried sales personnel.  As of June
30,  2003 and 2004,  we had  backlogs of almost  4,400 and 3,900 new  locations, respectively,  awaiting activation.  During fiscal 2005, we expect to place into service  a  substantial  number of these  locations  and to  maintain  a similar backlog  throughout  the year.  New  activations  are dependent upon a number of factors,  including the  expiration of any existing  agreements the customer may have with its current CO2 supplier.

            We  have  entered  into  master  service  agreements  with 31 of the largest 100  restaurant  and  convenience  store  chains.  These master  service agreements  generally  provide for a commitment  on the part of the operator for all of its currently owned locations and may also include future  locations.  In addition,  the agreements generally provide that the operator's  franchisees may participate in the program and the franchisor undertakes to promote our services to its franchisees. We currently service approximately 28,000 locations pursuant to  existing  master  service  agreements  and  these  agreements  represent  an opportunity to service an additional 35,000  locations.  We are actively working on expanding the number of master service  agreements  with numerous  restaurant chains, including some of the largest operators.

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

OPERATIONS

            At June 30, 2004, we operated 108 service  locations (97  stationary depots and 11 mobile  depots)  located  throughout our 45 state service area and operated 173 specialized bulk CO2 trucks and 83 technical service vehicles. Each specialized  bulk CO2 truck  refills bulk CO2 systems at  customers'  sites on a regular cycle and CO2 delivery  quantities are measured by flow meters installed on the bulk CO2 trucks.  Each  stationary  depot is equipped with a storage tank
(up to 40 tons) which  receives bulk CO2 from large  capacity  tanker trucks and from which our specialized bulk CO2 trucks are filled with bulk CO2 for delivery to customers.  In most  instances,  the bulk CO2 system at a customer's  site is accessible from the outside of the  establishment  and delivery of bulk CO2 does not cause any interference with the operations of the customer. All dispatch and billing  functions are  conducted  from our  corporate  headquarters  in Stuart,
Florida, with route drivers, installers and service personnel operating from our service locations.

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

     o      Tank size
     o      Delivery history
     o      Seasonal factors, and
     o      Safety margins

            Based on  delivered  quantities  over time,  the  scheduling  system determines a daily usage rate. Usage,  combined with tank size and last delivery date,  is used to  determine  how often a  customer's  tank must be filled.  The scheduling  system was first deployed during the fall of 2000 and is continually refined and enhanced.

            Route Optimization

            The route optimization system will produce efficient delivery routes to minimize time and distance traveled between  deliveries.  We expect that this will  significantly  improve the levels of service to our  customers by enabling our drivers to deliver more stops in less time.  Initial  testing of a potential third-party  solution has taken place and we will be conducting a more extensive test  within  the near  future.  We  expect to select  and  implement  the route optimization system by the end of fiscal 2005.

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

BULK CO2 SUPPLY

            Bulk CO2 is currently a readily available  commodity product,  which is  processed  and sold by various  sources.  In May 1997,  we  entered  into an
exclusive  bulk  CO2  requirements   contract  with  The  BOC  Group,   Inc.,  a
multinational  industrial  gases company,  that provides a stable supply of high quality CO2 at competitive  prices. In addition,  the agreement provides that if sufficient  quantities of bulk CO2 become  unavailable  for any reason,  we will receive treatment as a preferred  customer.  For example,  in the event of a CO2 shortage,  many CO2 suppliers  reduce  deliveries of CO2 to all  customers.  Our agreement with BOC provides that we will continue to receive deliveries in full, along with BOC's other large customers, prior to deliveries to other customers.

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

EMPLOYEES

            At June 30, 2004, we employed 530 full-time  employees,  175 of whom were involved in management,  sales or customer support,  270 of whom were route drivers and 85 of whom were in  technical  service  functions.  We consider  our relationship with our employees to be good.

TRADEMARKS

            We  market  our  services   using  the  NuCO2(R)  and   AccuRoute(R)
trademarks  which have been  registered by us with the U.S. Patent and Trademark
OffiCE. The current  registrations for these trademarks expire in 2007 and 2013, respectively.

SEASONALITY

            Demand for CO2 in times of cold or  inclement  weather is lower than at other times. Consequently,  based on historical data and expected trends, we anticipate  that  revenue from the delivery of CO2 will be highest in our first quarter and lowest in our third quarter.

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

WE HAVE SUBSTANTIAL INDEBTEDNESS AND OUR OBLIGATION TO SERVICE THAT INDEBTEDNESS
COULD DIVERT FUNDS FROM  OPERATIONS  AND LIMIT OUR ABILITY TO OBTAIN  ADDITIONAL
FUNDING TO EXPAND OUR BUSINESS.

            As of September 1, 2004, we had  outstanding  indebtedness  of $67.7 million,  which  included  $37.7  million  under our credit  facility  and $30.0 million of our 16.3% senior subordinated notes due 2009.

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

            In  addition,  we purchase CO2 for resale to our  customers.  In May
1997, we entered into an exclusive bulk CO2  requirements  contract with The BOC
Group,  Inc.  In the event that BOC is unable to fulfill  our  requirements,  we would  have to  locate  additional  suppliers.  A delay in  locating  additional suppliers or our inability to locate  additional  suppliers would result in loss of revenues, which would adversely affect our financial condition and results of operations and our ability to service our indebtedness.

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

OUR OPERATING  RESULTS MAY FLUCTUATE DUE TO SEASONALITY  SINCE CONSUMERS TEND TO
DRINK FEWER QUANTITIES OF CARBONATED BEVERAGES DURING THE WINTER MONTHS.

            Demand for CO2 in times of cold or  inclement  weather is lower than at other times. Consequently,  based on historical data and expected trends, we anticipate  that  revenue from the delivery of CO2 will be highest in our first quarter and lowest in our third quarter.  We cannot be certain,  however,  that these  seasonal  trends will continue.  Consequently,  we are unable to predict revenues for any future quarter with any significant degree of accuracy.

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

OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION, WHICH MAY INCREASE
OUR  COST  OF  DOING  BUSINESS.  IN  ADDITION,  FAILURE  TO  COMPLY  WITH  THESE
REGULATIONS  MAY  SUBJECT US TO FINES,  PENALTIES  AND/OR  INJUNCTIONS  THAT MAY
ADVERSELY AFFECT OUR OPERATING RESULTS.

            Our  business is subject to federal  and state laws and  regulations adopted  for the  protection  of the  environment,  the health and safety of our employees and users of our products and services. The transportation of bulk CO2 is subject to regulation by various federal, state and local agencies, including the U.S. Department of Transportation.  These regulatory  authorities have broad powers, and we are subject to regulatory and legislative changes that can affect the  economics of our industry by  requiring  changes in operating  practices or influencing  the demand for and the cost of providing  services.  A  significant increase in the cost of our operations could adversely affect our profitability.

OUR OFFICERS AND  DIRECTORS ARE ABLE TO EXERT  SIGNIFICANT  CONTROL OVER MATTERS
REQUIRING  SHAREHOLDER  APPROVAL,  WHICH MAY  ADVERSELY  AFFECT  THE PRICE  THAT
INVESTORS ARE WILLING TO PAY FOR OUR COMMON STOCK.

            Executive  officers,  directors  and entities  affiliated  with them beneficially own, in the aggregate,  approximately 28% of our outstanding shares of common  stock  (including  shares of common  stock  issuable  from  currently exercisable options and warrants). These shareholders, if acting together, would be able  to  significantly  influence  all  matters  requiring  approval  by our
shareholders,   including   the  election  of  directors  and  the  approval  of
significant   corporate   transactions,   such  as  mergers  or  other  business
combination  transactions.  This  concentration  of ownership  may also have the effect of  delaying or  preventing  an  acquisition  or change in control of our company, which could have a material adverse effect on our common stock price.

OUR PREFERRED STOCK AND PROVISIONS OF OUR CHARTER AND FLORIDA LAW MAY NEGATIVELY
AFFECT THE ABILITY OF A POTENTIAL  BUYER TO PURCHASE ALL OR SOME OF OUR STOCK AT
AN OTHERWISE ADVANTAGEOUS PRICE, WHICH MAY LIMIT THE PRICE INVESTORS ARE WILLING
TO PAY FOR OUR COMMON STOCK.

            Our  common  stock is  subordinate  to all  outstanding  classes  of preferred  stock in the  payment of  dividends  and other  distributions  on our stock, including distributions upon liquidation or dissolution of NuCO2. We have
outstanding  one  series  of  preferred   stock,  the  Series  B  8%  Cumulative
Convertible  Preferred  Stock. Our board of directors has the authority to issue up to an  additional  4,992,500  shares of preferred  stock.  If we designate or issue other series of preferred stock, it will create additional securities that will have dividend and  liquidation  preferences  over the common shares.  If we issue  convertible  preferred  stock,  a  subsequent  conversion  may dilute the current shareholders'  interest.  Without any further vote or action on the part of the shareholders, our board of directors will have the authority to determine the price,  rights,  preferences,  privileges and  restrictions of the preferred stock. Although the issuance of preferred stock will provide us with flexibility in connection  with possible  acquisitions  and other  corporate  purposes,  the issuance  of  preferred  stock may make it more  difficult  for a third party to acquire a majority of our outstanding voting stock.

            We have adopted a shareholder  rights plan that may prevent a change in control or sale of NuCO2 in a manner or on terms not approved by the board of directors.  In addition,  our articles of incorporation provide for a classified board of directors. A classified board of directors may significantly extend the time  required to effect a change in control of the board of  directors  and may discourage  hostile  takeover bids for NuCO2.  It could take at least two annual meetings for even a majority of  shareholders to make a change in control of the board of directors  because only a minority of the  directors is scheduled to be elected at each meeting.  Without the ability to easily obtain immediate control of the board of directors,  a takeover  bidder may not be able to take action to remove other impediments to its acquisition of NuCO2.

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

FUTURE SALES OF SHARES MAY  ADVERSELY  AFFECT OUR STOCK PRICE SINCE ANY INCREASE
IN THE AMOUNT OF OUTSTANDING SHARES MAY HAVE A DILUTIVE EFFECT ON OUR STOCK.

            If our shareholders sell substantial  amounts of our common stock in the public market,  the market price of our common stock could fall. These sales could be due to shares issued upon exercise of outstanding  options and warrants and upon  conversion  of  preferred  stock.  These sales also might make it more difficult for us to sell equity or equity-related  securities in the future at a time and price that we deem appropriate.  We have outstanding  options under our
1995 stock option  plan,  directors'  stock  option plan and options  granted to directors  to purchase an aggregate  of  1,713,438  common  shares at an average exercise  price of $10.33 per share and  outstanding  warrants  to  purchase  an aggregate of 1,683,484  common shares at an average  exercise price of $9.81 per share.  In  addition,  we also  have  outstanding  2,500  shares  of Series B 8%
Cumulative  Convertible Preferred Stock that are currently convertible at $12.92 per share into 240,591 common shares.

SECURITIES ANALYSTS MAY NOT CONTINUE OR INITIATE COVERAGE OF OUR COMMON STOCK OR
MAY ISSUE NEGATIVE  REPORTS,  AND THIS MAY HAVE A NEGATIVE  IMPACT ON OUR COMMON
STOCK'S MARKET PRICE.

            There is no assurance  that  securities  analysts  will  continue to publish  research  reports on us. If  securities  analysts do not,  this lack of research  coverage may  adversely  affect the market price of our common  stock.
Recently adopted rules mandated by the  Sarbanes-Oxley Act of 2002, and a global settlement  reached between the SEC, other  regulatory  agencies and a number of investment banks in April 2003, will lead to a number of fundamental  changes in how analysts  are  reviewed and  compensated.  In  particular,  many  investment banking  firms will now be  required  to  contract  with  independent  financial analysts  for their stock  research.  It may be  difficult  for  companies  with smaller market  capitalizations,  including us, to attract independent financial analysts who will cover our common stock,  which could have a negative effect on our market price.

            The  trading  market for our  common  stock will rely in part on the research and reports that industry or financial analysts publish about us or our business.  If one or more of the analysts who cover us downgrades our stock, our stock price  could  decline  rapidly.  If one or more of these  analysts  ceases coverage  of us, we could lose  visibility  in the  market,  which in turn could cause our stock price to decline.

COMPLIANCE  WITH  CHANGING   REGULATION  OF  CORPORATE   GOVERNANCE  AND  PUBLIC
DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

            Keeping  abreast  of,  and  in  compliance   with,   changing  laws,
regulations   and  standards   relating  to  corporate   governance  and  public
disclosure,  including the  Sarbanes-Oxley  Act of 2002, new SEC regulations and
Nasdaq  Stock Market  rules,  will  require an  increased  amount of  management attention and external resources.  We intend to invest all reasonably  necessary resources  to comply  with  evolving  standards,  which may result in  increased general and  administrative  expenses  and a diversion  of  management  time and attention from revenue-generating activities to compliance activities.

2.          PROPERTIES.

            Our  corporate  headquarters  are  located in a 32,000  square  foot rented facility in Stuart, Florida that accommodates corporate,  administrative, marketing,  sales and  warehouse  space.  At June 30,  2004,  we also  rented 97 stationary service locations  throughout 45 states.  These facilities are rented on terms  consistent with market  conditions  prevailing in the area. We believe that our  existing  facilities  are  suitable  for our  current  needs  and that additional or replacement  facilities,  if needed,  are available to meet future needs.

3.          LEGAL PROCEEDINGS.

            We are  involved  from  time to time in  litigation  arising  in the ordinary  course  of  business,  none of which is  expected  to have a  material adverse effect on our financial condition or results of operations.

4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

5.          MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
            AND ISSUER PURCHASES OF EQUITY SECURITIES.

            Our common  stock  trades on the Nasdaq  National  Market  under the symbol "NUCO".  The following  table  indicates the high and low sale prices for our common  stock for each  quarterly  period  during  fiscal 2003 and 2004,  as reported by the Nasdaq National Market.

                                            HIGH           LOW
CALENDAR 2002
Third Quarter                            $ 13.850       $  7.000
Fourth Quarter                             10.560          7.000

CALENDAR 2003
First Quarter                            $  8.210      $   3.900
Second Quarter                              9.780          4.990
Third Quarter                              11.480          8.500
Fourth Quarter                             13.200         11.000

CALENDAR 2004
First Quarter                            $ 18.700     $   11.803
Second Quarter                             20.170         16.700

            At  September  10,  2004,  there were  approximately  200 holders of record of our common stock, although there is a much larger number of beneficial owners.

            We have never paid cash  dividends on our common stock and we do not anticipate  declaring any cash dividends on our common stock in the  foreseeable future.  We intend to retain all future  earnings for use in the  development of our  business.  In  addition,  the payment of cash  dividends is  restricted  by financial covenants in our loan agreements.

            The following table sets forth certain information  regarding equity compensation plans as of June 30, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION

                             Number of securities to be    Weighted-average exercise        Number of securities remaining
                              issued upon exercise of      price of outstanding and       available for future issuance under
                                 outstanding options,               options,             equity compensation  plans (excluding
Plan Category                    warrants and rights           warrants and rights        securities reflected in column (a))
-------------                    -------------------           -------------------        -----------------------------------
                                          (a)                         (b)                               (c)

Equity compensation plans             1,584,437                     $10.55                            306,210
approved by security              shares of common stock                                      shares of common stock
holders ...

Equity compensation plans              136,000 (1)                   $7.76                                  0
not approved by security          shares of common stock
holders ...

              Total ...              1,720,437                      $10.33                            306,210
                                  shares of common stock                                      shares of common stock

------------------------------
(1)   Represents  (i) 50,000  options to purchase  common stock  exercisable  at
      $7.82 per share  granted to five  directors in January  2001,  (ii) 36,000 options to purchase common stock exercisable at $4.85 per share granted to six directors in March 2003, (iii) 44,000 options to purchase common stock exercisable at $8.91 per share granted to two directors in September 2003, and (iv) 6,000 options to purchase  common stock  exercisisable  at $16.25 per share granted to a director in March 2004.

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

                                                                           FISCAL YEAR ENDED JUNE 30,
                                                                           --------------------------
                                                           2004         2003*        2002*        2001*         2000*
                                                           ----         ----         ----         ----          ----
                                                          (in thousands, except per share amounts and Operating Data)
INCOME STATEMENT DATA:
Product sales ......................................   $  49,900    $  45,833    $  46,209    $  43,909    $  38,344
Equipment rentals ..................................      30,936       28,576       26,103       23,724       19,607
                                                       ---------    ---------    ---------    ---------    ---------

Total revenues .....................................      80,836       74,409       72,312       67,633       57,951
                                                       ---------    ---------    ---------    ---------    ---------

Cost of products sold, excluding depreciation
and amortization ...................................      33,859       32,047       31,903       28,921       26,457
Cost of equipment rentals, excluding
depreciation and amortization ......................       2,369        3,513        3,595        4,270        2,138
Selling, general and administrative expenses .......      15,722       17,484       17,614       17,368       12,352
Depreciation and amortization ......................      15,234       17,167       16,319       17,475       15,501
Loss on asset disposal .............................       1,242        1,650        4,654        4,877          871
                                                       ---------    ---------    ---------    ---------    ---------

Operating income (loss) ............................      12,410        2,548       (1,773)      (5,278)         632
Loss on early extinguishment of debt ...............       1,964         --            796         --           --
Unrealized loss on financial instrument ............         177         --           --           --           --
Interest expense ...................................       7,947        7,487        8,402       10,207       10,015
                                                       ---------    ---------    ---------    ---------    ---------

Net income (loss) before income taxes ..............       2,322       (4,939)     (10,971)     (15,485)      (9,383)
Provision for income taxes .........................         142         --           --           --           --
                                                       ---------    ---------    ---------    ---------    ---------
Net income (loss) ..................................   $   2,180    $  (4,939)   $ (10,971)   $ (15,485)   $  (9,383)
                                                       =========    =========    =========    =========    =========

Net income (loss) per basic common share ...........   $    0.13    $   (0.54)   $   (1.32)   $   (2.01)   $   (1.30)
Net income (loss) per diluted common share .........   $    0.12    $   (0.54)   $   (1.32)   $   (2.01)   $   (1.30)

Weighted average shares outstanding - basic ........      10,689       10,396        8,742        7,926        7,238
Weighted average shares outstanding - diluted ......      11,822       10,396        8,742        7,926        7,238

OTHER DATA:
EBITDA (1) .........................................   $  27,644    $  19,715    $  14,546    $  12,197    $  16,133

OPERATING DATA:
Company owned bulk CO2 systems serviced
     Beginning of period ...........................      62,877       61,000       60,000       58,000       50,395
     New installations, net ........................       5,767        1,877        1,000        2,000        7,605
                                                       ---------    ---------    ---------    ---------    ---------
Total company owned bulk CO2 systems serviced ......      68,644       62,877       61,000       60,000       58,000
Customer owned bulk CO2 systems serviced ...........      12,269       11,088        9,000        9,000       10,000
                                                       ---------    ---------    ---------    ---------    ---------
Total bulk CO2 systems serviced ....................      80,913       73,965       70,000       69,000       68,000
Total high pressure CO2 customers ..................         613          833        1,000        2,000        5,000
                                                       ---------    ---------    ---------    ---------    ---------
Total customers ....................................      81,526       74,798       71,000       71,000       73,000
Stationary depots ..................................          97           91           76           74           70
Mobile depots ......................................          11           10           22           19           21
Bulk CO2 trucks ....................................         173          168          161          157          158
Technical service vehicles .........................          83           73           76           87           95
High pressure cylinder delivery trucks .............        --           --           --              2            7

BALANCE SHEET DATA:
Cash and cash equivalents ..........................   $     505    $     455    $   1,562    $     626    $     279
Total assets .......................................     128,536      125,846      132,638      138,016      148,549
Total debt (including short-term debt) .............      66,173       70,529       87,660       87,346       92,082
Redeemable preferred stock .........................      10,021        9,258        8,552        5,466        5,050
Total shareholders' equity .........................      40,756       34,936       25,219       33,982       38,240

* Restated to conform to current year presentation.

(1) RECONCILIATION OF GAAP AND EBITDA

                                                                           FISCAL YEAR ENDED JUNE 30,
                                                                           --------------------------
                                                           2004         2003         2002         2001          2000
                                                           ----         ----         ----         ----          ----
   Net income (loss)                                   $   2,180    $  (4,939)   $ (10,971)   $ (15,485)   $  (9,383)
   Interest expense                                        7,947        7,487        8,402       10,207       10,015
   Depreciation and amortization                          15,234       17,167       16,319       17,475       15,501
   Provision for income taxes                                142         --           --           --           --
   Unrealized loss on financial instrument                   177         --           --           --           --
   Loss on early extinguishment of debt                    1,964         --            796         --           --
                                                       ---------    ---------    ---------    ---------    ---------

EBITDA                                                 $  27,644    $  19,715    $  14,546    $  12,197    $  16,133
                                                       =========    =========    =========    =========    =========

Cash flows provided by (used in):
   Operating activities                                $  21,657    $  15,826    $  10,858    $   5,213    $   6,559
   Investing activities                                $ (16,595)   $ (13,891)   $ (12,817)   $ (11,761)   $ (20,694)
   Financing activities                                $  (5,012)   $  (3,042)   $   2,895    $   6,895    $  12,835

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

7.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS.

OVERVIEW

            We believe that we are the largest  supplier in the United States of bulk CO2 systems and bulk CO2 for  carbonating  fountain  beverages based on the number of bulk CO2 systems leased to customers. As of June 30, 2004, we operated a national network of 108 service locations in 45 states servicing approximately
82,000 bulk and high pressure  customers.  Currently,  99% of fountain  beverage users in the  continental  United  States are within our present  service  area.
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

            We  have  entered  into  master  service  agreements  with 31 of the largest 100  restaurant  and  convenience  store  chains.  These master  service agreements  generally  provide for a commitment  on the part of the operator for all of its currently owned locations and may also include future  locations.  In addition,  the agreements generally provide that the operator's  franchisees may participate in the program and the franchisor undertakes to promote our services to its franchisees. We currently service approximately 28,000 locations pursuant to  existing  master  service  agreements  and  these  agreements  represent  an opportunity to service an additional 35,000  locations.  We are actively working on expanding the number of master service  agreements  with numerous  restaurant chains, including some of the largest operators.

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

            Generally,  our  experience  has been that as our service  locations mature their gross profit  margins  improve as a result of their volume  growing while fixed costs remain essentially unchanged.  New service locations typically operate at low or negative  gross  margins in the early  stages and detract from our highly profitable service locations in more mature markets.  During the last two years, we have experienced a significant  improvement in gross margin due to net new customer activations and operating improvements,  including efficiencies in delivery  of product to our  customers,  such as  reductions  in  unscheduled deliveries,  total miles driven, and miles driven between stops and improvements to our safety record.  Accordingly,  we believe that we are in position to build our customer base while  maintaining  and improving upon our superior  levels of customer service,  with minimal changes required to our support  infrastructure.
We  continue  to be focused on  improving  operating  effectiveness,  increasing prices for our services and  strengthening  our workforce,  and anticipate  that these initiatives will contribute positively to all areas of our company.

GENERAL

            Substantially  all of our revenues have been derived from the rental of bulk CO2 systems  installed at  customers'  sites,  the sale of CO2, and high pressure  cylinder  revenues.  Revenues  have grown from $58.0 million in fiscal
2000 to $80.8 million in fiscal 2004. We believe that our revenue base is stable due to the existence of long-term  contracts with our customers  which generally rollover with a limited number expiring without renewal in any one year. Revenue
growth  is  largely   dependent   on  (1)  the  rate  of  new  bulk  CO2  system
installations, (2) the growth in bulk CO2 sales and (3) price increases.

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
Consistent  with  the  capital  intensive  nature  of  our  business,  we  incur
significant   depreciation  and  amortization  expenses.  These  stem  from  the
depreciation   of  our  bulk  CO2  systems  and  related   installation   costs,
amortization of deferred lease  acquisition  costs, and amortization of deferred financing costs and other intangible  assets.  With respect to bulk CO2 systems, we  capitalize  costs  based  on a  standard  amount  per  installation  that is associated  with specific  installations  of such systems with  customers  under non-cancelable  contracts  and which would not be incurred  but for a successful placement. Costs incurred in excess of the standard amount per installation,  if any, are expensed in the statement of operations.  All other service,  marketing and administrative costs are expensed as incurred.

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in accumulated net losses of $55.7 million at June 30, 2004.

RESULTS OF OPERATIONS

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which the various items bear to total revenues:

                                                   Fiscal Year Ended June 30,
                                                   --------------------------
Income Statement Data:                             2004       2003       2002
                                                   ----       ----       ----

Product sales                                       61.7%     61.6%      63.9%
Equipment rentals                                   38.3      38.4       36.1
                                                   -----     -----      -----
Total revenues                                     100.0     100.0      100.0

Cost of products sold, excluding
    depreciation and amortization                   41.9      43.1       44.1
Cost of equipment rentals, excluding
    depreciation and amortization                    2.9       4.7        5.0
Selling, general and administrative expenses        19.4      23.5       24.4
Depreciation and amortization                       18.8      23.1       22.6
Loss on asset disposal                               1.6       2.2        6.4
                                                   -----     -----      -----
Operating income (loss)                             15.4       3.4       (2.5)
Loss on early extinguishment of debt                 2.5        --        1.1
Unrealized loss on financial instrument              0.2        --         --
Interest expense                                     9.8      10.0       11.6
                                                   -----     -----      -----

Income (loss) before income taxes                    2.9      (6.6)     (15.2)
Provision for income taxes                           0.2        --         --
                                                   -----     -----      -----
Net income (loss)                                    2.7%     (6.6)%    (15.2)%
                                                   =====     =====      =====

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

TOTAL REVENUES

            Total  revenues  increased  by $6.4  million,  or 8.6%,  from  $74.4 million in 2003 to $80.8 million in 2004. Revenues derived from our bulk service plans  increased by $7.2  million,  or 9.7%, of which $5.8 million was due to an increase  in the number of accounts  and $1.4  million was due to an increase in the sale of gases and services  other than CO2.  These  increases were partially offset by the net impact of a $0.8  million  decrease in revenue  derived from a slight  decrease  in pricing of CO2.  This  decrease in pricing was due in large part to incentive pricing provided to multiple national restaurant organizations utilizing both our equipment  lease/product  purchase, and product only purchase plans.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                                      Fiscal Year Ended June 30,
                                                      --------------------------
     Service Plan                                         2004       2003
                                                         ------     ------
          Bulk budget plan(1)                             61.5%      65.5%
          Equipment lease/product purchase plan(2)        12.0        8.7
          Product purchase plan(3)                         8.8        8.4
          High pressure cylinder(4)                        6.0        6.1
          Other revenues(5)                               11.7       11.3
                                                         -----      -----
                                                         100.0%     100.0%
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

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service contracts  increased by $4.1 million, or 8.9%, from $45.8 million in
2003 to $49.9  million  in 2004.  The  increase  in  revenues  is due to an 8.2%
increase  in the  average  number  of  customer  locations  serviced  and a 1.0%
increase in CO2 used by the average  customer.  In addition,  sales of gases and services  other than CO2,  increased by $1.4  million or 11.0%  compared to last year.  All of this was  partially  offset by a 1.7%  decrease in pricing of CO2.
This decrease in pricing was due in large part to incentive  pricing provided to
multiple  national  restaurant   organizations   utilizing  both  our  equipment
lease/product purchase, and product only purchase plans.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service contracts increased by $2.3 million, or 8.3%, from $28.6 million in 2003 to $30.9 million in 2004, primarily due to a 7.3% increase in the average number of customers  leasing  equipment  from us and price  increases to a  significant number of our customers,  consistent  with the Consumer  Price Index,  partially
offset  by  incentive   pricing   provided  to  multiple   national   restaurant
organizations utilizing our equipment under the equipment lease/product purchase plan.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of products  sold,  excluding  depreciation  and  amortization, increased from $32.0 million in 2003 to $33.9 million in 2004,  while decreasing as a percentage of product sales from 69.9% to 67.9%. Product costs increased by
$1.4 million from $10.9 million in 2003 to $12.3 million in 2004. The base price with our primary  supplier of CO2 increased by the Producer  Price Index,  while the  volume  of CO2 sold by us  increased  by  10.2%,  primarily  due to an 8.2%
increase in our average customer base.

            Operational  costs,  primarily wages and benefits related to cost of products  sold,  increased  from $12.4 million in 2003 to $13.3 million in 2004, primarily due to an increase in route driver costs.  As of June 30, 2004, we had
270 drivers as compared to 249 last year, primarily  representing the filling of open positions. However, some of the headcount increase in drivers was offset by a reduction in depot and regional management  headcount.  In addition,  while we have  realized a  substantial  savings in workers'  compensation  costs due to a reduction in claims and severity,  we continue to experience  higher health care costs, generally due to market conditions.

            Truck delivery expenses  decreased from $5.5 million in 2003 to $5.2 million in 2004.  Increases  in lease  related  costs were more than offset by a decrease  in  insurance  and repair  costs.  In  addition,  we have been able to minimize the impact of increased fuel costs and variable lease costs  associated with truck usage by continuing to improve efficiencies in the timing and routing of deliveries.  Unscheduled  deliveries in 2004 improved over the same period in
2003 by 16.3%  while  total miles  driven  increased  by just 1.4% on an average customer base that  increased by 8.2%. In addition,  improvements  in our safety record  during 2004 have  resulted in a  significant  reduction in the amount of workers' compensation and vehicle accident claims expense.

            Occupancy and shop costs related to cost of products sold  decreased from $3.2 million in 2003 to $3.1 million in 2004. The  improvement is primarily the result of strategic  relocation of targeted depots,  improved  insurance and communication costs.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, decreased  by $1.1  million  from $3.5  million in 2003 to $2.4 million in 2004, while deceasing as a percentage of equipment  rental revenue from 12.3% to 7.7%.
The  reduction  in cost of equipment  rentals  reflected in expense is primarily attributable  to a greater  percentage of costs being  capitalized in connection with  our  bulk  CO2  systems  due to  increased  efficiency  of  our  technical installers and the number of new  activations.  In addition,  occupancy and shop costs related to cost of equipment  rentals  decreased from $2.0 million in 2003 to $1.6 million in 2004, as we continue to realize savings in tank refurbishment and repair costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  decreased  by $1.8 million from $17.5 million in 2003 to $15.7 million in 2004, while decreasing as a percentage of total revenues from 23.5% in 2003 to 19.4% in 2004.

            Selling  related  expenses  decreased  by $0.2  million,  from  $3.5 million in 2003 to $3.3 million in 2004,  primarily  the result of a decrease in wages and related  benefits  due to a reduction  in the  headcount  of our sales organization in February 2003.  During the fourth quarter of 2004, we have begun
to  increase  our  sales   force,   primarily   by  adding   independent   sales
representatives,  to take  advantage of  opportunities  for growth in the market place.

            General and administrative  expenses  decreased by $1.6 million,  or
10.8%,  from $14.0 million in 2003 to $12.4 million in 2004. This improvement is due to a $0.8 million  reduction in executive wages, a $0.5 million reduction in expenses related to uncollectible accounts receivable,  a $0.2 million reduction in outside  contract  labor,  and a $0.7  million  reduction in  consulting  and
professional   fees.   These  were  offset  by  a  $0.3   million   increase  in
administrative wages,  primarily related to achieving incentive related targets, and $0.3 million in other  general  expenses.  During  fiscal 2003, we initiated numerous procedures to improve our review and collection of outstanding accounts receivable.  Consulting  fees  decreased,  primarily due to  non-recurring  fees incurred  during the first  seven  months of fiscal  2003 for repairs of certain
systems,   improvements   in  our  processes  to  track  and  collect   customer
receivables, and other process improvements.

DEPRECIATION AND AMORTIZATION

            Depreciation and  amortization  decreased from $17.2 million in 2003 to $15.2 million in 2004. As a percentage of total  revenues,  depreciation  and amortization expense decreased from 23.1% in 2003 to 18.8% in 2004.

            Depreciation  expense  decreased from $13.8 million in 2003 to $13.2 million in 2004.  As we  continue  with our plan to  replace  all 50 and 100 lb.
tanks over the next two years,  depreciation  expense  from these  tanks,  whose expected  useful lives were  shortened to coincide  with the  replacement  plan, resulted in depreciation expense of $0.9 million in 2004, down from $1.2 million in 2003. In addition, certain costs associated with the initial direct placement of bulk CO2 customer sites,  which are capitalized,  are fully  depreciated upon the completion of the initial contract term, and upon contract renewal,  no such costs are incurred.

            Amortization  expense  decreased  from $3.4  million in 2003 to $2.0 million in 2004.  This  decrease is due to a reduction  in the  amortization  of deferred charges from our current  financing  arrangements  effective August 25,
2003 as compared to the  amortization of fees related to our previous  financing arrangements,  and to the  amortization  of customer  lists,  many of which were fully amortized as of March 31, 2003.

LOSS ON ASSET DISPOSAL

            Loss on asset  disposal  decreased from $1.7 million in 2003 to $1.2 million in 2004, while decreasing as a percentage of total revenues from 2.2% to
1.6%.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$9.9 million from $2.5 million in 2003 to $12.4 million in 2004. As a percentage of total revenues, operating income improved from 3.4% in 2003 to 15.4% in 2004.

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
Pursuant  to the  Swap,  we pay a fixed  interest  rate of 2.12%  per  annum and receive  a  Eurodollar-based  floating  rate.  The  effect  of  the  Swap  is to neutralize any changes in Eurodollar rates on the Notional  Amount.  As the Swap was not effective until March 15, 2004 and no cash flows were exchanged prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such,  an  unrealized  loss of $177,000  was  recognized  in our results of  operations  during the nine months ended March 31, 2004,  reflecting the change in fair value of the Swap from inception to the effective date. As of
March 15, 2004,  the Swap met the  requirements  to be designated as a cash-flow hedge and is deemed a highly effective transaction.

INTEREST EXPENSE

            Interest expense increased from $7.5 million in 2003 to $7.9 million in 2004,  while  decreasing as a percentage of total revenues from 10.0% in 2003 to 9.8% in 2004. The effective  interest rate of our debt increased from 9.8% to
11.4% per annum, primarily due to the terms of our refinancing in August 2003.

INCOME (LOSS) BEFORE INCOME TAXES

            See discussion of Net Income (Loss).

PROVISION FOR INCOME TAXES

            As of June 30, 2004, we had net  operating  loss  carryforwards  for federal income tax purposes of approximately  $96 million and for state purposes in varying amounts, which are available to offset future federal taxable income, if any, in varying amounts through June 2024.  However, a portion of our taxable income is subject to the alternative minimum tax ("AMT"),  which is reflected in our  statements of  operations  for 2004 along with a provision for state income taxes. Our provision for income taxes in 2004 was $0.1 million. No provision was made for income tax expense in 2003 due to our net loss.

NET INCOME (LOSS)

            For the reasons  described above, net income (loss) improved by $7.1 from a $4.9 million net loss in 2003 to net income of $2.2 million in 2004.

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

            EBITDA, as set forth in the table below (in thousands), increased by
$7.9 million,  or 40.2%, from $19.7 million in 2003 to $27.6 million in 2004 and increased as a percentage of total revenues from 26.5% to 34.2%.

                                                     Fiscal Year Ended June 30,
                                                     --------------------------
                                                        2004          2003
                                                      --------      --------
          Net income (loss)                           $  2,180      $ (4,939)
          Interest expense                               7,947         7,487
          Depreciation and amortization                 15,234        17,167
          Provision for income taxes                       142          --
          Unrealized loss on financial instrument          177          --
          Loss on early extinguishment of debt           1,964          --
                                                      --------      --------
          EBITDA                                      $ 27,644      $ 19,715
                                                      ========      ========

          Cash flows provided by (used in):
            Operating activities                      $ 21,657      $ 15,826
            Investing activities                      $(16,595)     $(13,891)
            Financing activities                      $ (5,012)     $ (3,042)

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

TOTAL REVENUES

            Total  revenues  increased  by $2.1  million,  or 2.9%,  from  $72.3 million in 2002 to $74.4  million in 2003.  Sales derived from our service plans increased  by $3.3  million,  or  4.6%,  due to an  increase  in the  number  of accounts,  partially  offset by the net  impact of a $0.6  million  decrease  in revenue  derived from changes in the amount of CO2 sold to the average  customer under our variable  product  purchase plans,  which includes our equipment lease and product  purchase plans,  and a $0.6 million decrease in revenue from rental of high pressure cylinders and the sale of gases other than CO2.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                                      Fiscal Year Ended June 30,
                                                      --------------------------
         Service Plan                                        2003       2002
                                                           -------    ------
            Bulk budget plan(1)                             65.5%      65.6%
            Equipment lease/product purchase plan(2)         8.7        7.1
            Product purchase plan(3)                         8.4        8.6
            High pressure cylinder(4)                        6.1        7.1
            Other revenues(5)                               11.3       11.6
                                                           -----      -----
                                                           100.0%     100.0%
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

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service contracts  decreased by $0.4 million, or 0.8%, from $46.2 million in
2002 to $45.8 million in 2003.  The decrease in revenues is due to a decrease in the amount of CO2 used by the  average  customer  from 2,311 lbs. to 2,283 lbs., and a  $0.7  million  decrease  in  revenues  derived  from  cylinder  products, primarily due to the reduction of stand-alone high pressure cylinder  customers,

and  pricing.  These were  partially  offset by a 4.0%  increase  in the average number of customers utilizing bulk CO2 products. The decrease in pricing was due in large part to  incentive  pricing  provided to multiple  national  restaurant organizations  utilizing both our equipment  lease/product purchase, and product only purchase plans.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service contracts increased by $2.5 million, or 9.5%, from $26.1 million in 2002 to $28.6 million in 2003, primarily due to a 3.6% increase in the average number of customers  leasing  equipment  from us and price  increases to a  significant number of our  customers.  As part of our pricing  initiatives,  we were able to obtain an average price increase of 2.1% on tank rentals from  approximately 80%
of  our  customers  under  contract.  In  addition,  we  were  able  to  achieve significant price increases from 4,200 of our renewal customers;  however, these improvements  were partially  offset by incentive  pricing  provided to multiple national  restaurant  organizations  using our  equipment  under  the  equipment lease/product purchase plan.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Costs of products sold,  excluding  depreciation  and  amortization, increased from $31.9 million 2002 to $32.0 million in 2003,  while increasing as a percentage  of product sales from 69.0% to 69.9%.  Product costs  increased by
$0.1  million,  from $10.8  million in 2002 to $10.9  million in 2003.  The base price with our primary CO2 supplier  decreased by 2.0%,  while the volume of CO2 sold by us increased by 3.5%.

            Operational  costs,  primarily wages and benefits related to cost of products  sold,  decreased  from $12.8 million in 2002 to $12.4 million in 2003, primarily due to a decrease in operational wages,  specifically non-route driver related.

            Truck delivery expenses  increased from $5.3 million in 2002 to $5.5 million in 2003.  Increases in fuel costs and insurance were partially offset by a reduction in net lease costs. We were able to minimize the impact of increased fuel costs and  variable  lease  costs  associated  with truck usage by reducing overall miles driven by 14% compared to 2002.
..
            Occupancy and shop costs related to cost of products sold  increased from $2.9  million in 2002 to $3.2 million in 2003,  primarily  due to increased occupancy costs attributable to an increase in the number of service depots.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, decreased  by $0.1  million  from $3.6  million in 2002 to $3.5 million in 2003, while deceasing as a percentage of equipment rental revenue from 13.8% to 12.3%.
The  reduction  in cost of equipment  rentals  reflected in expense is primarily attributable  to a greater  percentage of costs being  capitalized in connection with  our  bulk  CO2  systems  due to  increased  efficiency  of  our  technical installers and the number of new activations,  offset by increased costs related to tank repairs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  decreased  by $0.1 million,  or 0.7%,  from $17.6 million in 2002 to $17.5  million in 2003,  while decreasing  as a  percentage  of total  revenues  from 24.4% in 2002 to 23.5% in
2003.

            Selling  expenses  increased by $0.5  million,  from $3.0 million in
2002 to $3.5  million in 2003.  Wages and  related  benefits  increased  by $0.4 million; however, we reduced the headcount of our sales organization in February
2003,  which has  resulted  in  improvements  to our  selling,  wage and related expenses on a going-forward  basis,  while not hindering our ability to generate account bookings.

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

DEPRECIATION AND AMORTIZATION

            Depreciation and  amortization  increased from $16.3 million in 2002 to $17.2 million in 2003. As a percentage of total  revenues,  depreciation  and amortization expense increased from 22.6% in 2002 to 23.1% in 2003. Depreciation expense  increased  from $12.6  million in 2002 to $13.8  million in 2003 due in part to our plan to replace  all 50 and 100 lb.  tanks over a three to four year period,  resulting in accelerated  depreciation  expense of $1.0 million in 2003 related to the shortened lives of these assets.

            Amortization  expense  decreased  from $3.7  million in 2002 to $3.4 million in 2003,  primarily  due to  a decrease in  amortization  related to the acquisition of customer  lists,  many of which were almost fully amortized as of
March 31, 2003, partially offset by an increase in the amortization of financing charges primarily related to amendments to our loan agreements in February 2003.

LOSS ON ASSET DISPOSAL

            Loss on asset  disposal  decreased from $4.7 million in 2003 to $1.7 million in 2003, while decreasing as a percentage of total revenues from 6.4% to
2.2%.  During 2002,  we adopted a plan to replace all 50 and 100 lb. tanks still in service at customer sites over a three to four year period (see Note 2 to the
Financial  Statements).  The  decision  to replace  these  tanks was based on an evaluation of the general economic viability of the asset class. Such conclusion was achieved by examining  undiscounted  cash flow  generation,  contribution to depot fixed overhead, pricing and targeted margins. As a result of our decision, the 50 and 100 lb. tanks at customer sites as of June 30, 2002 were written down by $1.8 million to their estimated net realizable value of $2.8 million, and the useful  lives of these  assets  were  shortened  to not  exceed a period of four years.  In  connection  with the  decision to replace  the 50 and 100 lb.  asset class,  we recognized an additional  loss of $1.1 million  during the year ended
June 30, 2002 relating to the 50 and 100 lb. tanks  removed from service  during the year,  all of which were  subsequently  disposed of in the first  quarter of fiscal 2003.

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

INTEREST EXPENSE

            Interest  expense  decreased by $0.9  million,  from $8.4 million in
2002 to $7.5 million in 2003,  and decreased as a percentage  of total  revenues from 11.6% in 2002 to 10.1% in 2003,  due to a decrease in the average  level of outstanding  debt.  This  reduction  of debt is primarily  due to $15.1  million generated from the private  placement of 1,663,846 shares of our common stock in
August  2002,  which was used to reduce  the  outstanding  balance of our senior credit facility. The effective interest rate of all debt outstanding during 2003 was 9.6%, as compared to 9.7% in 2002.

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

             EBITDA, as set forth in the table below, increased by $5.2 million, or 35.5%, from $14.5 million in 2002 to $19.7 million in 2003 and increased as a percentage of total revenues from 20.1% to 26.5%.

                                                  Fiscal Year Ended June 30,
                                                  --------------------------
                                                      2003          2002
                                                   ---------     ---------
          Net (loss)                               $ (4,939)     $(10,971)
          Interest expense                            7,487         8,402
          Depreciation and amortization              17,167        16,319
          Loss on early extinguishment of debt         --             796
                                                   --------      --------
          EBITDA                                   $ 19,715      $ 14,546
                                                   ========      ========

          Cash flows provided by (used in):
            Operating activities                   $ 15,826      $ 10,858
            Investing activities                   $(13,891)     $(12,817)
            Financing activities                   $ (3,042)     $  2,895

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

            In  December  2002,  FASB  issued  SFAS  No.  148,  "ACCOUNTING  FOR
STOCK-BASED  COMPENSATION - TRANSITION AND  DISCLOSURE"  ("SFAS 148").  SFAS 148
amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED  COMPENSATION" ("SFAS 123"), to
provide  alternative  methods of transition  for a voluntary  change to the fair value based method of  accounting  for  stock-based  employee  compensation.  In addition,  SFAS 148 amends the  disclosure  requirements  of SFAS 123 to require prominent  disclosure in both annual and interim financial  statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported  results.  The  provisions of SFAS 148 are effective for financial  statements  for fiscal years ending after  December 15, 2002. The adoption  of SFAS  148 had no  impact  on our  financial  position,  results  of operations or cash flows for the periods presented.

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

            On  July  1,  2003,  we  adopted  EITF  Issue  No.  00-21,  "REVENUE
ARRANGEMENTS WITH MULTIPLE  DELIVERABLES"  ("EITF 00-21").  EITF 00-21 addresses certain aspects of the accounting by a vendor for  arrangements  under which the vendor will perform multiple revenue generating activities. As of June 30, 2004, approximately  57,000 of our customer  locations  utilized a plan agreement that provides for a fixed monthly payment to cover the use of a bulk CO2 system and a predetermined maximum quantity of CO2 ("budget plan"). Prior to July 1, 2003, as lessor,  we  recognized  revenue from leasing CO2 systems  under our budget plan agreements on a straight-line basis over the life of the related leases. We have developed a  methodology  for the purpose of separating  the  aggregate  revenue stream  between the rental of the equipment  and the sale of the CO2.  Effective
July  1,  2003,  revenue  attributable  to the  lease  of  equipment,  including equipment  leased under the budget plan,  is recorded on a  straight-line  basis over the term of the lease and  revenue  attributable  to the  supply of CO2 and other gases,  including  CO2 provided  under the budget plan,  is recorded  upon delivery to the customer.

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
Interpretation is required in a company's financial  statements for interests in variable  interest  entities for reporting  periods ending after March 15, 2004.
FASB  Interpretation  No. 46 did not effect our financial  position,  results of operations, or cash flows.

            In  December  2003,  the  FASB  revised  SFAS No.  132,  "EMPLOYERS'
DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS" ("SFAS 132"). SFAS
132 requires  additional  disclosures  regarding the assets,  obligations,  cash flows,  and net periodic benefit cost of defined benefit plans and other defined benefit  postretirement  plans.  SFAS 132  requires  that  this  information  be provided  separately for pension plans and other  postretirement  benefit plans.
The  adoption  of the  revised  SFAS No. 132 during  fiscal 2004 had no material impact on our financial position, results of operations, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into service  at  customers'  sites;  (2)  payments  of  principal  and  interest  on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of  vehicles,  land,  buildings,  and other  office  and  service equipment under operating  leases as a means of conserving  capital.  As of June
30, 2004, we anticipated making cash capital expenditures of approximately $20.0 million over the next twelve months, primarily for purchases of bulk CO2 systems for new customers,  the  replacement  with larger bulk CO2 systems of 50 and 100
lb. bulk CO2 systems in service at existing  customers and replacement units for our truck fleet.  In June 2002,  we adopted a plan to replace all 50 and 100 lb.
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

            On August 25, 2003, we terminated  the Amended  Credit  Facility and entered into a $50.0 million  senior  credit  facility with a syndicate of banks
(the "Senior Credit  Facility").  The Senior Credit Facility consists of a $30.0 million A term loan  facility  (the "A Term Loan"),  a $10.0 million B term loan facility (the "B Term Loan"),  and a $10.0 million  revolving loan facility (the
"Revolving Loan  Facility").  The A Term Loan and Revolving Loan Facility mature on August 25, 2007, while the B Term Loan matures on August 25, 2008. The B Term
Loan is subordinate in right of payment to the A Term Loan and borrowings  under the Revolving Loan Facility. The Company is entitled to select either Eurodollar
Loans (as defined) or Base Rate Loans (as defined),  plus applicable margin, for principal borrowings under the Senior Credit Facility. The applicable Eurodollar
Loan  margin for A Term Loans and  borrowings  pursuant  to the  Revolving  Loan
Facility  ranges  from 3.5% to 4.0%,  and the  applicable  Base Rate Loan margin ranges  from 2.5% to 3.0%,  provided  that until  delivery to the lenders of our financial  statements  for the  quarter  ended  June 30,  2004,  the  margin  on
Eurodollar  Loans  was 4.0% and the  margin  for Base Rate  Loans was 3.0%.  The applicable  Eurodollar Loan margin and Base Rate Loan margin for B Term Loans is
7.5% and 6.5%,  respectively.  Applicable margin is determined by a pricing grid based on our  Consolidated  Total  Leverage Ratio (as defined).  At closing,  we borrowed the A Term Loan,  the B Term Loan and $3.0 million  under the Revolving
Loan Facility.  Interest is payable  periodically on borrowings under the Senior
Credit  Facility.  In addition,  commencing on December 31, 2003 and on the last day of each quarter thereafter,  we are required to make principal repayments of
the  A  Term  Loan  in  increasing  amounts.   The  Senior  Credit  Facility  is
collateralized  by all of  our  assets.  Additionally,  we  are  precluded  from declaring or paying any cash dividends, except we may accrue and accumulate, but not pay, cash dividends on our outstanding redeemable preferred stock.

            We are  also  required  to meet  certain  affirmative  and  negative covenants,  including but not limited to financial covenants. We are required to assess our compliance  with these  financial  covenants  under the Senior Credit
Facility on a quarterly basis. These financial  covenants are based on a measure that is not consistent  with  accounting  principles  generally  accepted in the
United States of America. Such measure is EBITDA (as defined),  which represents earnings before  interest,  taxes,  depreciation  and  amortization,  as further modified by certain defined  adjustments.  The failure to meet these  covenants, absent a waiver  or  amendment,  would  place us in  default  and cause the debt outstanding  under the Senior  Credit  Facility  to  immediately  become due and
payable.  The  Senior  Credit  Facility  also  includes  certain   cross-default
provisions to our 16.3% Senior Subordinated Notes Due February 27, 2009. We were in  compliance  with all  covenants  under  the  Senior  Credit  Facility  as of
September  30, 2003 and all  subsequent  quarters  during fiscal 2004, up to and including June 30, 2004.

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

            As of June  30,  2004,  a total  of $36.8  million  was  outstanding pursuant to the Senior Credit Facility with a weighted  average interest rate of
6.4%.

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
As with the Senior Credit Facility,  we are required to meet certain affirmative and  negative  covenants  under the New  Notes,  including  but not  limited  to financial  covenants.  We were in compliance  with all  covenants  under the New
Notes as of September 30, 2003 and all subsequent  quarters  during fiscal 2004, up to and including June 30, 2004.

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

            In May  2000,  we  sold  5,000  shares  of  Series  A 8%  Cumulative
Convertible  Preferred Stock, no par value (the "Series A Preferred Stock"), for
$1,000 per share.  Shares of the Series A Preferred Stock were  convertible into shares  of  common  stock  at any  time  subsequent  to  issuance  at a  current conversion  price of $9.28 per share.  Effective  August 18, 2004, the holder of the Series A Preferred  Stock  converted  its shares into 754,982  shares of our common stock.

            During the fiscal year ended June 30,  2004,  our capital  resources included cash flows from operations and available  borrowing  capacity under the
Senior Credit Facility. We believe that cash flows from operations and available borrowings  under the Senior Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

            The  table  below  sets  forth  our   contractual   obligations  (in
thousands):

                                              Less than 1
Contractual obligations            Total          Year       2-3 Years   4-5 Years    Thereafter
-----------------------          ----------------------------------------------------------------
Senior Credit Facility
   Principal                       $ 36,800     $  6,000     $ 20,750     $ 10,050     $   --
   Interest                           6,033        2,135        2,913          985         --
                                   --------     --------     --------     --------     --------
Total Senior Credit Facility         42,833        8,135       23,663       11,035         --
                                   --------     --------     --------     --------     --------

Subordinated debt
   Principal                         30,107         --           --         30,107         --
   Interest**                        25,962        3,794        8,092       14,076         --
                                   --------     --------     --------     --------     --------
Total subordinated debt              56,069        3,794        8,092       44,183         --
                                   --------     --------     --------     --------     --------

Other debt, including interest          249           65          130           54         --
Employment agreements                 1,207          758          449         --           --
Operating leases                     16,617        4,554        7,138        3,923        1,002
                                   --------     --------     --------     --------     --------
Total obligations                  $116,975     $ 17,306     $ 39,472     $ 59,195     $  1,002
                                   ========     ========     ========     ========     ========

** INCLUDES PAID-IN-KIND INTEREST PAID UPON LOAN TERMINATION

            In  addition,  in May 1997 we  entered  into an  exclusive  bulk CO2 requirements contract with The BOC Group, Inc.

            WORKING CAPITAL.  At June 30, 2004 and 2003, we had working capital, excluding  the current  maturities  of  long-term  debt of $1.4 million and $0.6 million,  respectively.  While working  capital  increased from 2003 to 2004, we used excess funds generated by operations  offset by capital needs to reduce the outstanding debt under our Senior Credit Facility.

            CASH  FLOWS  FROM  OPERATING  ACTIVITIES.  Cash  flows  provided  by operations increased by $5.9 million from $15.8 million in 2003 to $21.7 million in 2004.  The  improvement  is primarily  due to our  improvement  in net income
(excluding  non-cash charges) of $8.3 million,  while cash generated  from/(used
by) the working  capital  components  of our balance sheet  decreased  from $1.7 million in 2003 to $(0.8) million in 2004.

            During 2003, we enacted a deliberate  plan to strengthen  cash flows generated by operations by improvements  to operating  income and the management of working capital assets. For example, improvements were made in the collection of  our  outstanding  accounts  receivable,  primarily  the  result  of  process improvements.  While we  continue  to make  improvements  in the  management  of working capital assets, the most dramatic  improvement was seen prior to the end of fiscal  2003,  as  compared to 2002.  In  contrast,  the  increase in working capital assets in 2004 was directly attributable to growth in customer sales and amounts placed in escrow by contractual requirements with our business insurance carrier,  the majority of which is refundable  upon continued  favorable  claims experience.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2004 and 2003, net cash used in investing activities was $16.6 million and $13.9 million,  respectively.
These  investing  activities  were primarily  attributable  to the  acquisition, installation and direct placement costs of bulk CO2 systems.

            CASH FLOWS FROM FINANCING  ACTIVITIES.  During 2004, cash flows used in financing  activities were $5.0 million  compared to $3.0 million in 2003. In
2004, we refinanced  our debt, as previously  discussed,  receiving  proceeds of
$73.2  million,  paying fees  associated  with the  refinancing of $2.7 million, while simultaneously paying off our previous financing facilities.  In addition, we have  received  $1.7  million  from the  exercise of options and  warrants to purchase shares our common stock.

            In 2003, we completed the private  placement of 1,663,846  shares of our  common  stock to 24  accredited  investors  at a price of $9.75  per  share realizing net cash proceeds of approximately $15.1 million after $1.1 million of issuance costs.  Pursuant to the requirements of the Amended Credit Facility, we used  $14.5  million  of the  proceeds  to pay down  outstanding  debt under the
Amended Credit Facility.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

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

VALUATION OF LONG-LIVED ASSETS

            We review our long-lived assets for impairment, principally property and equipment,  whenever  events or changes in  circumstances  indicate that the carrying  amount  of the  assets  may not be  fully  recoverable.  To  determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted  net cash  flows will be greater  than the  carrying  amount of our assets.  Impairment  is measured  based on the  difference  between the carrying amount of our assets and their estimated fair value. See Note 2 of the financial statements for more information  regarding asset  write-downs  recognized during the year ended June 30, 2002.

            Certain events may occur that would materially  affect our estimates and assumptions  related to  depreciation.  Unforeseen  changes in operations or technology could  substantially  alter  management's  assumptions  regarding our ability  to  realize  the  return of our  investment  in  operating  assets  and therefore  affect the amount of  depreciation  expense  to charge  against  both current  and future  revenues.  Because  depreciation  expense is a function  of historical  experiences,  analytical studies and professional  judgments made of property,  plant and  equipment,  subsequent  studies  could result in different estimates of useful lives and net salvage values. If future depreciation studies yield  results  indicating  that our assets  have  shorter  lives as a result of obsolescence,  physical  condition,  changes  in  technology  or  changes in net salvage values, the estimate of depreciation  expense could increase.  Likewise, if studies  indicate that assets have longer lives, the estimate of depreciation expense could decrease.  For the year ended June 30, 2004,  depreciation expense was $13.3 million  representing  19.4% of operating  expenses.  If the estimated lives of all assets being  depreciated were increased by one year,  depreciation expense would have decreased by approximately $1.0 million or 8.0%.  Conversely, if the estimated lives of all assets decreased by one year, depreciation expense would have increased by $1.2 million or 9.1%.

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
Other   intangible   assets  consist  of  customer  lists  and   non-competition
agreements, principally acquired in 1995 through 1998 in connection with certain asset acquisitions. Customer lists are being amortized on a straight line method over five  years,  the  average  life of customer  leases,  and  non-competition agreements, which generally preclude the other party from competing with us in a designated geographical area for a stated period of time, are being amortized on a straight line method over their  contractual  lives which range from thirty to one hundred and twenty months.

RESERVES FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

            We make ongoing  assumptions  relating to the  collectability of our accounts  receivable.  The  accounts  receivable  amount  on our  balance  sheet includes  a reserve  for  accounts  that  might  not be paid.  Such  reserve  is evaluated and adjusted on a monthly basis by examining our historical losses and collections experience,  aging of our trade receivables, the creditworthiness of significant customers based on ongoing evaluations,  and current economic trends that might impact the level of credit losses in the future.  The  composition of receivables consists of on-time payers,  "slow" payers, and at risk receivables, such as  receivables  from  customers  who no longer do  business  with us,  are bankrupt, or are out of business. Receivables at risk greater than 120 days past due are reserved at approximately 88%,  consistent with collections  experience.
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

DEFERRED INCOME TAXES

            Deferred  income  taxes  reflect  the net tax  effects of  temporary differences between the carrying amounts of assets and liabilities for financial reporting  purposes and the amounts used for income tax purposes.  Substantially all of our deferred tax assets represent the benefit of loss  carryforwards that arose prior to fiscal year 2004. In assessing the  realizability of deferred tax assets,  we consider whether it is more likely than not that some portion or all of the  deferred  tax assets will not be  realized.  We consider  the  scheduled reversal of deferred tax liabilities,  projected future taxable income,  and tax planning strategies in making this assessment.  Among other matters, realization of the  entire  deferred  tax asset is  dependent  on our  ability  to  generate sufficient taxable income prior to the expiration of the carryforwards. While we attained profitability during fiscal year 2004, based on the available objective evidence and the recent history of losses, management cannot conclude that it is more likely than not that the net deferred tax assets will be fully  realizable.
Accordingly,  we have recorded a valuation  allowance equal to the amount of our net  deferred tax assets.  However,  as we continue to generate  future  taxable income,  the  valuation  allowance  will be  reviewed,  which could  result in a material income tax benefit being recorded in our statement of operations.

7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of June 30, 2004, a total of $36.8 million was  outstanding  under the
Senior Credit Facility with a weighted average interest rate of 6.4%. Based upon the $36.8 million outstanding under the Senior Credit Facility at June 30, 2004, our annual interest cost under the Senior Credit Facility would increase by $0.4 million for each 1% increase in Eurodollar interest rates.

            In order to reduce our exposure to increases in Eurodollar  interest rates, and consequently to increases in interest  payments,  on October 2, 2003, we entered into an interest rate swap  transaction (the "Swap") in the amount of
$20.0 million (the "Notional  Amount") with an effective date of March 15, 2004.
Pursuant  to the  Swap,  we pay a fixed  interest  rate of 2.12%  per  annum and receive  a  Eurodollar-based  floating  rate.  The  effect  of  the  Swap  is to neutralize any changes in Eurodollar rates on the Notional Amount. We do not, on a routine basis,  enter into  speculative  derivative  transactions or leveraged swap  transactions,  except as disclosed.  As the Swap was not  effective  until
March 15, 2004 and no cash flows were exchanged prior to that date, the Swap did not meet the  requirements  to be designated  as a cash flow hedge.  As such, an unrealized  loss of $177,000 was recognized in our results of operations for the nine months  ended March 31,  2004,  reflecting  the change in fair value of the
Swap from  inception to the effective  date. As of March 15, 2004,  the Swap met the  requirements  to be  designated as a cash flow hedge and is deemed a highly effective transaction.

8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See page F-1.

9.          CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
            FINANCIAL DISCLOSURE.

            None.

 9A.        CONTROLS AND PROCEDURES.

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

9B.         OTHER INFORMATION.

            Not applicable.

10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The information  required by Item 10 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2004 pursuant to Regulation 14A.

11.         EXECUTIVE COMPENSATION.

            The information  required by Item 11 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2004 pursuant to Regulation 14A.

12.         SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS.

            The information  required by Item 12 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2004 pursuant to Regulation 14A.

13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information  required by Item 13 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2004 pursuant to Regulation 14A.

14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

            The information  required by Item 14 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2004 pursuant to Regulation 14A.

15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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
                              Incorporation  of the Company,  dated  November 1,
                              2001. (7)

            3.6          --   Articles   of   Amendment   to  the   Articles  of
                              Incorporation  of the  Company,  dated  March  31,
                              2003. (11)

            3.7          --   Articles   of   Amendment   to  the   Articles  of
                              Incorporation  of the Company,  dated December 10,
                              2003. (12)

            3.8          --   Bylaws of the Company. (12)

            4            --   Rights  Agreement,  dated  as of March  27,  2003,
                              between the Company and Continental Stock Transfer
                              & Trust Company, as Rights Agent. (10)

            10.1*        --   1995 Stock Option Plan of the Company. (12)

            10.2*        --   Directors' Stock Option Plan of the Company. (1)

            10.3         --   Credit   Agreement  among  the  Company,   various
                              lenders and BNP Paribas, as Administrative  Agent,
                              dated as of August 25, 2003. (11)

            10.4         --   Senior Subordinated Note Purchase Agreement, dated
                              as of August 25, 2003  between the Company and the
                              Investors. (11)

            10.5         --   Amendment  No.  1  to  Senior   Subordinated  Note
                              Purchase  Agreement,  dated  as of  July  9,  2004
                              between the Company and the Investors. (1)

            10.6         --   Warrant  Agreement  dated as of  August  25,  2003
                              among the Company and the Initial Holders. (11)

            10.7         --   Special  Warrant  Agreement dated as of August 25,
                              2003 among the Company  and the  Initial  Holders.
                              (11)

            10.8         --   Special  Warrant  Agreement dated as of August 25,
                              2003 among the  Company  and the  Initial  Holder.
                              (11)

            10.9         --   Preferred  Stock Purchase  Agreement,  dated as of
                              May 15, 2000, by and between the Company and Chase
                              Capital Investments, L.P. (5)

            10.10        --   Preferred  Stock Purchase  Agreement,  dated as of
                              November  1, 2001,  by and between the Company and
                              Paribas North America, Inc. (7)

            10.11        --   Warrant Agreement  ("Warrant  Agreement") dated as
                              of  October  31,  1997 among the  Company  and the
                              Initial Holders. (3)

            10.12        --   Amendment No. 1 to Warrant  Agreement  dated as of
                              November 14, 1997. (3)

            10.13        --   Amendment No. 2 to Warrant  Agreement  dated as of
                              May 4, 1999. (4)

            10.14        --   Stock Purchase Agreement,  dated as of December 7,
                              2000  by  and  between  The  BOC  Group,  Inc.,  a
                              Delaware corporation and the Company. (6)

            10.15        --   Stock Purchase  Agreement,  dated as of August 22,
                              2002,   by  and   between   the  Company  and  the
                              purchasers named therein. (9)

            10.16        --   Registration  Right Agreement,  dated as of August
                              22,  2002,  by and  between  the  Company  and the
                              selling shareholders named therein. (8)

            10.17*       --   Amended and Restated Employment  Agreement between
                              the Company and Michael  DeDomenico,  effective as
                              of August 10, 2004. (1)

            10.18*       --   Employment   Agreement  between  the  Company  and
                              William Scott Wade, dated as of May 13, 2002. (9)

            10.19*       --   Employment   Agreement  between  the  Company  and
                              Robert R.  Galvin,  dated as of October 21,  2002.
                              (11)

            10.20*       --   Stock  Option  Agreement  between  the Company and
                              Craig L. Burr dated March 21, 2003. (11)

            10.21*       --   Stock  Option  Agreement  between  the Company and
                              Robert L. Frome dated March 21, 2003. (11)

            10.22*       --   Stock  Option  Agreement  between  the Company and
                              Daniel Raynor dated March 21, 2003. (11)

            10.23*       --   Stock  Option  Agreement  between  the Company and
                              Richard D. Waters, Jr. dated March 21, 2003. (11)

            10.24*       --   Stock  Option  Agreement  between  the Company and
                              Craig L. Burr dated March 21, 2003. (11)

            10.25*       --   Stock  Option  Agreement  between  the Company and
                              Robert L. Frome dated March 21, 2003. (11)

            10.26*       --   Stock  Option  Agreement  between  the Company and
                              Daniel Raynor dated March 21, 2003. (11)

            10.27*       --   Stock  Option  Agreement  between  the Company and
                              Richard D. Waters, Jr. dated March 21, 2003. (11)

            10.28*       --   Stock  Option  Agreement  between  the Company and
                              Daniel Raynor dated September 11, 2003. (1)

            10.29*       --   Stock  Option  Agreement  between  the Company and
                              Robert L. Frome dated September 11, 2003. (1)

            10.30*       --   Stock Option Agreement  between the Company and J.
                              Robert Vipond dated April 5, 2004. (1)

            14           --   Code of Ethics. (11)

            23           --   Consent  of  Margolin,  Winer &  Evens  LLP to the
                              incorporation   by  reference  to  the   Company's
                              Registration   Statements   on  Form   S-8   (Nos.
                              333-06705,  333-30042,  333-89096 and  333-114898)
                              and Form S-3 (No.  333-99201)  of the  independent
                              registered   public   accounting   firm's   report
                              included herein. (1)

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
(11)  Incorporated  by reference to the  Company's  Form 10-K for the year ended
      June 30, 2003.
(12)  Incorporated by reference to the Company's Form 10-Q for the quarter ended
      December 31, 2003.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NUCO2 INC.

Dated:  September 13, 2004                /s/ Michael E. DeDomenico
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

Signature                            Title                     Date

/s/ Craig L. Burr                  Director                   September 13, 2004
 --------------------------
 Craig L. Burr

 /s/ Michael E. DeDomenico        Director,                   September 13, 2004
 --------------------------       Chief Executive Officer
 Michael E. DeDomenico

 /s/ Robert L. Frome              Director                    September 13, 2004
 ------------------------
 Robert L. Frome

 /s/ Daniel Raynor                Director                    September 13, 2004
 -----------------
 Daniel Raynor

 /s/ J. Robert Vipond             Director                    September 13, 2004
 --------------------
 J. Robert Vipond

 /s/ Richard D. Waters, Jr.       Director                    September 13, 2004
 -------------------------
 Richard D. Waters, Jr.

 /s/ Robert R. Galvin             Chief Financial Officer     September 13, 2004
 --------------------
 Robert R. Galvin

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

                                   NUCO2 INC.

Report of Independent Registered Public Accounting Firm................   F-2

Financial Statements:

        Balance Sheets as of June 30, 2004 and 2003....................   F-3

        Statements of Operations for the Fiscal Years Ended June 30,
            2004, 2003 and 2002........................................   F-4

        Statements of Shareholders' Equity for the Fiscal Years Ended
            June 30, 2004, 2003 and 2002...............................   F-5

        Statements of Cash Flows for the Fiscal Years Ended June 30,
            2004, 2003 and 2002........................................   F-6

Notes to Financial Statements..........................................   F-8

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years
         Ended June 30, 2004, 2003 and 2002............................   F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NuCO2 Inc.
Stuart, Florida

We have  audited the  accompanying  balance  sheets of NuCO2 Inc. as of June 30,
2004 and 2003, and the related statements of operations,  shareholders'  equity, and cash flows for each of the three years in the period ended June 30, 2004. We have also audited the financial  statement  schedule listed in the  accompanying index.  These financial  statements and schedule are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of NuCO2 Inc. as of June 30, 2004 and 2003,  and the results of its  operations and its cash flows for each of the three years in the period ended June 30, 2004 in  conformity  with United States generally  accepted  accounting  principles.  Also, in our opinion,  the related financial  statement schedule when considered in relation to the basic financial statements taken as a whole,  presents  fairly,  in all material  respects,  the information set forth therein.

As discussed in Note 1 to the financial statements,  effective July 1, 2003, the
Company changed the manner in which it accounts for multiple deliverable revenue arrangements as a result of the adoption of Emerging Issues Task Force Issue No.
00-21,  and effective July 1, 2001, the Company  adopted  Statement of Financial
Accounting  Standards No. 142,  "Goodwill and Other  Intangible  Assets,"  which changed the method of accounting for goodwill.

                                         /s/ Margolin, Winer & Evens LLP
                                         MARGOLIN, WINER & EVENS LLP

Garden City, New York
August 18, 2004

                                   NUCO2 INC.
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     ASSETS
                                     ------
                                                                                                 June 30,
                                                                                      -----------------------------

                                                                                          2004              2003
                                                                                      -----------      ------------
Current assets:
    Cash and cash equivalents                                                        $        505      $        455
    Trade accounts receivable; net of allowance for doubtful
        accounts of $2,095 and $2,299, respectively                                         6,141             6,217
    Inventories                                                                               226               210
    Prepaid insurance expense and deposits                                                  2,104               985
    Prepaid expenses and other current assets                                                 808               620
                                                                                     ------------      ------------
        Total current assets                                                                9,784             8,487
                                                                                     ------------      ------------

Property and equipment, net                                                                92,969            92,448
                                                                                     ------------      ------------

Other assets:
    Goodwill, net                                                                          19,222            19,222
    Deferred financing costs, net                                                           2,178             1,593
    Customer lists, net                                                                        41                25
    Non-competition agreements, net                                                           703               985
    Deferred lease acquisition costs, net                                                   3,458             2,892
    Other assets                                                                              181               194
                                                                                     ------------      ------------
                                                                                           25,783            24,911
                                                                                     ------------      ------------
        Total assets                                                                 $    128,536      $    125,846
                                                                                     ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Current maturities of long-term debt                                             $      6,048      $      2,294
    Accounts payable                                                                        4,579             4,095
    Accrued expenses                                                                        1,840             1,315
    Accrued interest                                                                          440               981
    Accrued payroll                                                                         1,137             1,212
    Other current liabilities                                                                 343               329
                                                                                     ------------      ------------
        Total current liabilities                                                          14,387            10,226

Long-term debt, excluding current maturities                                               30,962            28,659
Subordinated debt                                                                          29,163            39,576
Customer deposits                                                                           3,247             3,191
                                                                                     ------------      ------------
        Total liabilities                                                                  77,759            81,652
                                                                                     ------------      ------------

Commitments and contingencies
Redeemable preferred stock                                                                 10,021             9,258
                                                                                     ------------      ------------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
        issued and outstanding 7,500 shares at June 30, 2004 and 2003                        --                --
    Common stock;  par value  $.001 per  share; 30,000,000 shares  authorized;
        issued and outstanding 10,840,831 shares at June 30, 2004 and 10,633,405
        at June 30, 2003                                                                       11                11
    Additional paid-in capital                                                             96,185            92,938
    Accumulated deficit                                                                   (55,704)          (57,884)
    Accumulated other comprehensive income (loss)                                             264              (129)
                                                                                     ------------      ------------
        Total shareholders' equity                                                         40,756            34,936
                                                                                     ------------      ------------
                                                                                     $    128,536      $    125,846
                                                                                     ============      ============

See accompanying notes to financial statements.

                                   NUCO2 INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Fiscal Year Ended June 30,
                                                               --------------------------------------------------
                                                                       2004         2003*         2002*
                                                                       ----         -----         -----

Revenues:
              Product sales                                         $ 49,900     $ 45,833      $ 46,209
              Equipment rentals                                       30,936       28,576        26,103
                                                                    --------     --------      --------
Total revenues                                                        80,836       74,409        72,312
                                                                    --------     --------      --------

Costs and expenses:
              Cost of products sold, excluding depreciation
                    and amortization                                  33,859       32,047        31,903
              Cost of equipment rentals, excluding depreciation
                    and amortization                                   2,369        3,513         3,595
              Selling, general and administrative expenses            15,722       17,484        17,614
              Depreciation and amortization                           15,234       17,167        16,319
              Loss on asset disposal                                   1,242        1,650         4,654
                                                                    --------     --------      --------
                                                                      68,426       71,861        74,085
                                                                    --------     --------      --------

Operating income (loss)                                               12,410        2,548        (1,773)

Loss on early extinguishment of debt                                   1,964         --             796
Unrealized loss on financial instrument                                  177         --            --
Interest expense                                                       7,947        7,487         8,402
                                                                    --------     --------      --------

Income (loss) before income taxes                                      2,322       (4,939)      (10,971)
              Provision for income taxes                                 142         --            --
                                                                    --------     --------      --------
Net income (loss)                                                   $  2,180     $ (4,939)     $(10,971)
                                                                    ========     ========      ========

Weighted average number of common and common
      equivalent shares outstanding
              Basic                                                   10,689       10,396         8,742
                                                                    ========     ========      ========
              Diluted                                                 11,822       10,396         8,742
                                                                    ========     ========      ========

Net income (loss) per basic share                                   $   0.13     $  (0.54)     $  (1.32)
                                                                    ========     ========      ========
Net income (loss) per diluted share                                 $   0.12     $  (0.54)     $  (1.32)
                                                                    ========     ========      ========

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                   NUCO2 INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                         Accumulated
                                                                               Additional                    Other        Total
                                                                                Paid-In    Accumulated   Comprehensive Shareholders'
                                                          Common Stock          Capital      Deficit     Income (Loss)    Equity
                                                          ------------          -------      -------     -------------    ------
                                                     Shares        Amount
                                                     ------        ------
Balance, June 30, 2001                             8,651,125      $      9     $ 76,290      $(41,974)     $  (343)        $ 33,982

Comprehensive (loss):
  Net (loss)                                            --            --           --         (10,971)        --            (10,971)
  Other comprehensive expense:
      Interest rate swap transaction                    --            --           --            --            (86)             (86)
                                                                                                                        -----------
Total comprehensive (loss)                                                                                                  (11,057)
Redeemable preferred stock dividend                     --            --           (586)         --           --               (586)
Issuance of 65,574 shares of common stock -
  exercise of warrants                                65,574          --            436          --           --                436
Issuance of 252,360 shares of common stock
  exercise of options                                252,360          --          2,444          --           --              2,444
                                                 -----------      --------     --------      --------      -------      -----------
Balance, June 30, 2002                             8,969,059             9       78,584       (52,945)        (429)          25,219
                                                 -----------      --------     --------      --------      -------      -----------

Comprehensive (loss):
  Net (loss)                                            --            --           --          (4,939)        --             (4,939)
  Other comprehensive income:
      Interest rate swap transaction                    --            --           --            --            300              300
                                                                                                                        -----------
Total comprehensive (loss)                                                                                                   (4,639)
Redeemable preferred stock dividend                     --            --           (706)         --           --               (706)
Issuance of 500 shares of common stock -
  exercise of options                                    500          --              6          --           --                  6
Issuance of 1,663,846 shares of common stock       1,663,846             2       15,054          --           --             15,056
                                                 -----------      --------     --------      --------      -------      -----------
Balance, June 30, 2003                            10,633,405            11       92,938       (57,884)        (129)          34,936
                                                 -----------      --------     --------      --------      -------      -----------
Comprehensive income:
  Net income                                            --            --           --           2,180         --              2,180
  Other comprehensive income:
      Interest rate swap transaction, including
        reclassification adjustment of $86              --            --           --            --            393              393
                                                                                                                        -----------
Total comprehensive income                                                                                                    2,573
Redeemable preferred stock dividend                     --            --           (763)         --           --               (763)
Issuance of 425,000 warrants to purchase
  shares of common stock                                --            --          1,573          --           --              1,573
Extension of 665,403 warrants to purchase
  shares of common stock                                --            --            760          --           --                760
Issuance of 107,331 shares of common stock --
  exercise of warrants                               107,331          --            675          --           --                675
Issuance of 100,095 shares of common stock ---
  exercise of options                                100,095          --          1,002          --           --              1,002
                                                 -----------      --------     --------      --------      -------      -----------
Balance, June 30, 2004                            10,840,831      $     11     $ 96,185      $(55,704)     $   264         $ 40,756
                                                 ===========      ========     ========      ========      =======      ===========

See accompanying notes to financial statements.

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Years Ended June 30,
                                                                               --------------------
                                                                        2004           2003*         2002*
                                                                      --------       --------      -------

Cash flows from operating activities:
Net income (loss)                                                     $  2,180      $ (4,939)     $(10,971)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization of property and equipment       13,255        13,836        12,604
          Amortization of other assets                                   1,979         3,331         3,715
          Amortization of original issue discount                          406           210           201
          Paid-in-kind interest                                          1,107          --            --
          Loss on asset disposal                                         1,242         1,650         4,654
          Loss on early extinguishment of debt                           1,964          --             796
          Unrealized loss on financial instrument                          177          --            --
          Changes in operating assets and liabilities:
              Decrease (increase) in:
                  Trade accounts receivable                                 76           954           575
                  Inventories                                              (16)           25           (36)
                  Prepaid insurance expense and deposits                (1,119)         (460)         (445)
                  Prepaid expenses and other current assets               (188)          821          (302)
              Increase (decrease) in:
                  Accounts payable                                         483           743           714
                  Accrued expenses                                         530          (968)         (627)
                  Accrued payroll                                          (75)          316            17
                  Accrued interest                                        (413)         (198)           51
                  Other current liabilities                                 13           (42)          (43)
                  Customer deposits                                         56           547           (45)
                                                                      --------      --------      --------

              Net cash provided by operating activities                 21,657        15,826        10,858
                                                                      --------      --------      --------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                          1            19            91
   Purchase of property and equipment                                  (14,962)      (12,752)      (11,675)
   Increase in non-competition agreements                                 --            (160)         (160)
   Increase in deferred lease acquisition costs                         (1,624)       (1,125)         (928)
   Decrease (increase) in other assets                                     (10)          127          (145)
                                                                      --------      --------      --------

              Net cash used in investing activities                   $(16,595)     $(13,891)     $(12,817)
                                                                      --------      --------      --------

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)

                                                                               Years Ended June 30,
                                                                               --------------------
                                                                         2004          2003*          2002*
                                                                       --------      --------         ----

Cash flows from financing activities:
   Net proceeds from issuance of long-term debt
      and subordinated debt and warrants                              $ 74,150      $   --        $ 50,000
   Repayment of long-term debt and subordinated debt                   (78,094)      (17,340)      (49,887)
   Proceeds from issuance of common stock                                 --          16,222          --
   Issuance costs - common stock                                          --          (1,168)         --
   Proceeds from issuance of redeemable preferred stock                   --            --           2,500
   Increase in deferred financing costs                                 (2,745)         (762)       (2,598)
   Exercise of options and warrants                                      1,677             6         2,880
                                                                      --------      --------      --------

              Net cash (used in) provided by financing activities       (5,012)       (3,042)        2,895
                                                                      --------      --------      --------

Increase (decrease) in cash and cash equivalents                            50        (1,107)          936
Cash and cash equivalents, beginning of year                               455         1,562           626
                                                                      --------      --------      --------

Cash and cash equivalents, end of year                                $    505      $    455      $  1,562
                                                                      ========      ========      ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:

      Interest                                                        $  6,760      $  7,475      $  8,066
                                                                      ========      ========      ========

      Income taxes                                                    $     87      $   --        $   --
                                                                      ========      ========      ========

Supplemental disclosure of non-cash investing and financing activities:

            In 2004, 2003 and 2002, the Company increased the carrying amount of the  redeemable  preferred  stock by $763,  $706,  and $586,  respectively,  for dividends that have not been paid and  accordingly  reduced  additional  paid-in capital by a like amount.

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

            (e)   PROPERTY AND EQUIPMENT

                  Property and  equipment  are stated at cost.  The Company does not  depreciate  bulk  systems  held for  installation  until the systems are in service and leased to customers. Upon installation, the systems, component parts and direct costs  associated with the installation are transferred to the leased equipment account.  These direct costs are associated with successful placements of such systems with customers under noncancelable contracts and which would not be incurred by the Company but for a successful  placement.  Upon early  service termination,  the  unamortized  portion  of  direct  costs  associated  with the installation are expensed.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets or the lease terms for leasehold improvements, whichever is shorter.

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

            (f)   GOODWILL AND OTHER INTANGIBLE ASSETS

                  Goodwill,   net  of   accumulated   amortization   of  $5,006,
represents the cost in excess of the fair value of the tangible and identifiable intangible  net assets of businesses  acquired and,  prior to July 1, 2001,  was amortized on a straight-line  method over 20 years.  Effective July 1, 2001, the
Company adopted Statement of Financial  Accounting  Standards No. 142, "GOODWILL
AND OTHER INTANGIBLE  ASSETS,"  pursuant to which,  goodwill and indefinite life intangible  assets are no longer amortized but are subject to annual  impairment tests.  Other intangible  assets with finite lives continue to be amortized on a straight-line  method over the periods of expected benefit.  The Company's other intangible  assets  consist of customer  lists and  non-competition  agreements, principally  acquired in 1995 through  1998 in  connection  with  certain  asset acquisitions.  Customer lists are being amortized on a straight-line method over five years, the average life of customer leases, and non-competition agreements, which  generally  preclude the other party from  competing with the Company in a designated geographical area for a stated period of time, are being amortized on a straight-line  method over their  contractual lives which range from thirty to one  hundred  and twenty  months.  Non-competition  agreements  also  include an

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

agreement  entered into in January 2001,  for $480,  with the  Company's  former
Chief Executive Officer and Chairman of the Board of Directors,  precluding this former officer from competing with the Company for a period of five years.

            (g)   IMPAIRMENT OF LONG-LIVED ASSETS

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

            (h)   DEFERRED FINANCING COST, NET

                  Financing costs are being amortized on a straight-line  method over the term of the related indebtedness, ranging from forty-eight to sixty-six months.  Accumulated amortization of financing costs was $566 and $4,007 at June
30, 2004 and 2003, respectively.

            (i)   DEFERRED LEASE ACQUISITION COSTS, NET

                  Deferred lease acquisition  costs, net, consist of commissions associated  with the  acquisition of new leases and are being amortized over the life of the  related  leases,  generally  five to six  years on a  straight-line method.  Accumulated amortization of deferred lease acquisition costs was $6,079 and  $5,508  at June  30,  2004  and  2003,  respectively.  Upon  early  service termination,  the unamortized  portion of deferred lease  acquisition  costs are expensed.

            (j)   REVENUE RECOGNITION

                  The Company earns its revenues from the leasing of CO2 systems and related gas sales. The Company,  as lessor,  recognizes revenue from leasing of CO2 systems over the life of the related  leases.  The majority of CO2 system agreements  generally include payments for leasing of equipment and a continuous supply of CO2 until usage reaches a pre-determined  maximum annual level, beyond which the customer  pays for CO2 on a per pound  basis.  Other CO2 and gas sales are recorded upon delivery to the customer.

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
As of June 30, 2004,  approximately  57,000 of the Company's  customer locations utilized this plan.  Prior to July 1, 2003, the Company,  as lessor,  recognized revenue  from  leasing  CO2  systems  under  its  budget  plan  agreements  on a straight-line basis over the life of the related leases. The Company developed a methodology  for the purpose of separating the aggregate  revenue stream between the rental of the  equipment  and the sale of the CO2.  Effective  July 1, 2003, revenue attributable to the lease of equipment, including equipment leased under the budget plan, is recorded on a straight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gases,  including  CO2 provided under the budget plan, is recorded upon delivery to the customer.

                  The Company elected to apply EITF 00-21  retroactively  to all budget plan  agreements in existence as of July 1, 2003.  Based on the Company's analysis,  the  aggregate  amount of CO2 actually  delivered  under budget plans during the quarter  ended June 30,  2003 is not  materially  different  than the corresponding portion of the fixed charges attributable to CO2. Accordingly, the
Company believes that the cumulative  effect of the adoption of EITF 00-21 as of
July 1, 2003 is not significant.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  Under  the  budget  plan,  each  customer  has a  maximum  CO2 allowance that is measured and reset on the contract  anniversary  date. At that date, it is  appropriate  to record  revenue for contract  billings in excess of actual  deliveries  of CO2.  Because of the large number of customers  under the budget  plan and the fact that the  anniversary  dates for  determining  maximum quantities are spread throughout the year, the Company's methodology necessarily involves the use of estimates and assumptions to separate the aggregate  revenue stream  derived from  equipment  rentals to budget plan  customers,  and also to approximate  the  recognition of revenue from CO2 sales to budget plan customers when earned.  The Company  believes that the adoption of EITF 00-21 has the most impact  on the  recognition  of  revenue  on a  quarterly  basis  as  CO2  usage fluctuates  during  a  fiscal  year  based  on  factors  such  as  weather,  and traditional  summer and holiday periods.  Solely for comparative  purposes,  the
Company  has  separated  equipment  rentals and CO2 sales in the  statements  of operations  for the years ended June 30, 2003 and 2002;  however,  the aggregate revenue derived from budget plan agreements for those periods is recognized on a straight-line basis. The Company believes that if the guidance of EITF 00-21 had been applied retroactively,  the effect on total revenues and net loss for those periods  would be  immaterial as the impact of applying EITF 00-21 over a twelve month period is insignificant as seasonal  variations are largely eliminated and
CO2 allowances under budget plan agreements are measured and reset annually.

            (k)   INCOME TAXES

                  Income  taxes are  accounted  for under  Financial  Accounting
Standards Board Statement No. 109,  "ACCOUNTING FOR INCOME TAXES." Statement No.
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

            (l)   NET INCOME (LOSS) PER COMMON SHARE

                  Net income  (loss) per common share is presented in accordance with SFAS No. 128,  "EARNINGS  PER SHARE."  Basic  earnings  per common share is computed using the weighted average number of common shares  outstanding  during the period. Diluted earnings per common share incorporate the incremental shares issuable  upon the assumed  exercise of stock options and warrants to the extent they are not anti-dilutive.

            (m)   USE OF ESTIMATES

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

            (o)   STOCK-BASED COMPENSATION

                  At June 30, 2004, the Company had two stock-based compensation plans which are more fully  described in Note 8. The Company  accounts for these plans under the recognition  and  measurement  principles of APB Opinion No. 25,
"ACCOUNTING  FOR STOCK ISSUED TO  EMPLOYEES,"  and related  interpretations.  No stock-based  compensation cost is reflected in net income (loss), as all options

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

granted under these plans had an exercise price equal to the market value of the underlying  common stock on the date of grant.  The following table  illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition  provisions of SFAS No. 123,  "ACCOUNTING FOR
STOCK-BASED COMPENSATION," to stock-based compensation.

                                                            Fiscal Years Ended June 30,
                                                            ---------------------------
                                                         2004           2003           2002
                                                       --------       --------       -------
Net income (loss), as reported                         $  2,180       $ (4,939)      $(10,971)
Less:
   Stock-based compensation
       - fair value measurement                          (1,272)        (1,085)          (985)
                                                       --------       --------       --------
Net income (loss), proforma                                 908         (6,024)       (11,956)
Preferred stock dividends                                  (763)          (706)          (586)
                                                       --------       --------       --------
Net income (loss) available to common shareholders
   proforma                                            $    145       $ (6,730)      $(12,542)
                                                       ========       ========       ========

Basic earnings (loss) per share - reported             $   0.13       $  (0.54)      $  (1.32)
                                                       ========       ========       ========
Basic earnings (loss) per share - proforma             $   0.01       $  (0.64)      $  (1.43)
                                                       ========       ========       ========

Diluted earnings (loss) per share - reported           $   0.12       $  (0.54)      $  (1.32)
                                                       ========       ========       ========
Diluted earnings (loss) per share - proforma           $   0.01       $  (0.64)      $  (1.43)
                                                       ========       ========       ========

Expected volatility                                       40%            40%            40%
Risk free interest rate                                2.6% - 3.2%    3.7% - 4.8%    4.6% - 6.0%
Expected dividend yield                                    0%             0%             0%
Expected lives                                         3-4 years      1-5 years      1-5 years

            (P)   INTERNAL USE SOFTWARE

                  Computer  software  developed  or obtained for internal use is included in property and  equipment  and is  accounted  for in  accordance  with
Statement  of Position  98-1,  "ACCOUNTING  FOR THE COSTS OF  COMPUTER  SOFTWARE
DEVELOPED OR OBTAINED FOR INTERNAL USE." The Company  expenses all costs related to the development of internal-use software other than those incurred during the application development stage. Costs incurred during the application development stage are capitalized and amortized on a straight-line method over the estimated useful life of the software, three to five years.

            (Q)   VENDOR REBATES

                  Pursuant to EITF 02-16, "ACCOUNTING BY A CUSTOMER (INCLUDING A
RESELLER)  FOR  CERTAIN  CONSIDERATION  RECEIVED  FROM A  VENDOR,"  the  Company
recognizes  rebates  received from its supplier of bulk CO2 tanks as a reduction of capitalizable  cost. The Company received rebates of $548 and $393 during the fiscal years ended June 30, 2004 and 2003, respectively.

            (R)   TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  The Company  invoices its customers on a monthly  basis,  with payment due within 30 days of the  invoice  date.  The Company  does not provide discounts for early payment, or add financing charges to late payments.

                  In  conjunction  with its trade  receivables,  the Company has established a reserve for accounts that might not be  collectible.  Such reserve is  evaluated  and  adjusted  on a  monthly  basis by  examining  the  Company's historical  losses,  aging of its trade  receivables,  the  creditworthiness  of significant customers based on ongoing evaluations,  and current economic trends that might impact the level of credit losses in the future.  The  composition of receivables consists of on-time payers,  "slow" payers, and at risk receivables, such as  receivables  from customers who no longer do business with the Company, are bankrupt, or out of business.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  In December 2003, the FASB revised FASB Interpretation No. 46,
"CONSOLIDATION   OF   VARIABLE   INTEREST   ENTITIES."   Application   of   this
Interpretation is required in a company's financial  statements for interests in variable  interest  entities for reporting  periods ending after March 15, 2004.
FASB  Interpretation  No. 46 did not effect the  Company's  financial  position, results of operations, or cash flows.

                  In December 2003,  the FASB revised SFAS No. 132,  "EMPLOYERS'
DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS" ("SFAS 132"). SFAS
132 requires  additional  disclosures  regarding the assets,  obligations,  cash flows,  and net periodic benefit cost of defined benefit plans and other defined benefit  postretirement  plans.  SFAS 132  requires  that  this  information  be provided  separately for pension plans and other  postretirement  benefit plans.
The  adoption  of the  revised  SFAS No. 132 during  fiscal 2004 had no material impact on the  Company's  financial  position,  results of  operations,  or cash flows.

NOTE 2 -    PROPERTY AND EQUIPMENT, NET

            Property and equipment, net consists of the following:

                                                                       As of June 30,
                                                                  ---------------------
                                                                    2004         2003
                                                                  --------     --------
               Leased equipment                                   $137,124     $127,463
               Equipment and cylinders                              17,707       16,405
               Tanks held for installation                           4,557        4,808
               Vehicles                                                285          300
               Computer equipment and software                       4,401        4,356
               Office furniture and fixtures                         1,658        1,643
               Leasehold improvements                                1,963        1,846
                                                                  --------     --------
                                                                   167,695      156,821
               Less accumulated depreciation and amortization       74,726       64,373
                                                                  --------     --------

                                                                  $ 92,969     $ 92,448
                                                                  ========     ========

            Capitalized   component  parts  and  direct  costs  associated  with
installation  of equipment  leased to others  included in leased  equipment  was
$41,485  and  $36,683  at June 30,  2004  and  2003,  respectively.  Accumulated depreciation and amortization of these costs was $25,450 and $22,450 at June 30,
2004 and 2003, respectively.  Upon early service termination, the Company writes
off  the  remaining  net  book  value  of  direct  costs   associated  with  the
installation of equipment.

            Depreciation and amortization of property and equipment was $13,255,
$13,836  and  $12,604  for the  years  ended  June 30,  2004,  2003,  and  2002, respectively.

            In June 2001, the Company adopted a plan to discontinue installation of 50 and 100 pound  tanks and to dispose of the 50 and 100 pound tanks held for installation.  The Company's  supply of  uninstalled  50 and 100 pound tanks was written down to their  estimated fair value during fiscal 2001 and were disposed of in fiscal 2002.  During  fiscal  2002,  an  additional  loss in the amount of
$1,125 was recognized  relating to 50 and 100 pound tanks that were removed from service during the year.  Management  continued to review the  recoverability of the remaining 50 and 100 pound tanks in service and in June 2002, adopted a plan to replace  all 50 and 100 pound tanks in service at  customers  over a three to four year period.  The Company's decision to replace these small tanks was based on an  evaluation  of  undiscounted  cash  flows,  contribution  to fixed  depot overhead,  pricing and targeted margins.  As a result of the Company's decision, the remaining 50 and 100 pound tanks were written down to their  estimated  fair value and a loss on  impairment  of $1,809 was recorded in June 2002. As of June
30,  2004 and 2003,  the net book value of the 50 and 100 pound  tanks  still in service was $370 and $1,313,  respectively,  which is being depreciated over the remaining period of time that these tanks are expected to be utilized.

NOTE 3 -    GOODWILL AND OTHER INTANGIBLE ASSETS

            The Company  adopted  SFAS 142 as of July 1, 2001,  resulting  in no goodwill  amortization expense for the years ended June 30, 2004, 2003 and 2002.
Goodwill and indefinite life intangible  assets are no longer  amortized but are subject to annual impairment tests. The Company was not required to recognize an impairment of goodwill.

            Information  regarding the Company's  goodwill and other  intangible assets is as follows:

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Accumulated    Net Book
          As of June 30, 2004:            Cost     Amortization    Value
                                          ----     ------------  ----------
          Goodwill                       $24,228     $ 5,006     $19,222
          Non-competition agreements       2,315       1,612         703
          Customer lists                      62          21          41
                                         -------     -------     -------
                                         $26,605     $ 6,639     $19,966
                                         =======     =======     =======

          As of June 30, 2003:
          Goodwill                       $24,228     $ 5,006     $19,222
          Non-competition agreements       3,110       2,125         985
          Customer lists                   5,370       5,345          25
                                         -------     -------     -------
                                         $32,708     $12,476     $20,232
                                         =======     =======     =======

            Amortization  expense for other intangible assets was $291, $552 and
$1,155 for the years ended June 30,  2004,  2003 and 2002,  respectively.  There were no  adjustments  or changes  in  amortization  periods of other  intangible assets as a result of the initial application of SFAS 142.

            Estimated  amortization  expense  for each of the next five years is
$293, $238, $166, $43, and $4 for fiscal years ending June 30, 2005, 2006, 2007,
2008, and 2009, respectively.

NOTE 4 -    LEASES

            The Company leases equipment to its customers  generally pursuant to five-year or six-year  non-cancelable  operating  leases which expire on varying dates  through June 2010.  At June 30, 2004,  future  minimum  payments due from customers  include,  where  applicable,  amounts for a continuous  supply of CO2 under the budget plan,  which provides  bundled pricing for tank rental and CO2.
The revenue stream has been segregated in conformity with EITF 00-21 between the estimated  rental of equipment and the sale of CO2. The following table presents the separate revenue streams  attributable to the lease of the equipment and the sale of the CO2:

                    Year Ending June 30,       Equipment         CO2
                    --------------------       ---------         ---

                          2005                 $ 27,106       $ 19,197
                          2006                   22,065         15,897
                          2007                   15,857         12,234
                          2008                   11,360          9,018
                          2009                    7,604          6,017
                       Thereafter                 2,641          2,055
                                               --------       --------
                                               $ 86,633       $ 64,418
                                               ========       ========

NOTE 5 -    LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                       As of June 30,
                                                                                       --------------
                                                                                   2004             2003
                                                                                ----------       ---------
Note payable to bank under credit  facility.  Drawings at June 30, 2004 and 2003 are at a weighted  average interest rate of 6.4% and
       4.7%, respectively.                                                      $   36,800       $  30,700
Other note payable                                                                     210             253
                                                                                ----------       ---------
                                                                                    37,010          30,953
Less current maturities of long-term debt                                            6,048           2,294
                                                                                ----------       ---------
       Long-term debt, excluding current maturities                             $   30,962       $  28,659
                                                                                ==========       =========

            In September  2001, the Company  entered into a $60.0 million second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended  Credit  Facility").  This  facility  replaced  the  Company's  former facility,  which  was due to expire in May 2002.  The  Amended  Credit  Facility contained  interest  rates and an unused  commitment fee based on a pricing grid calculated  quarterly  on total  debt to  annualized  EBITDA (as  defined).  The

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Company was entitled to select the Base Rate or LIBOR,  plus applicable  margin, for principal  drawings under the Amended Credit Facility.  The applicable LIBOR margin  pursuant to the pricing grid ranged from 2.50% to 4.75%,  the applicable unused  commitment  fee pursuant to the pricing grid ranged from 0.375% to 0.50%
and the  applicable  Base Rate margin  pursuant to the pricing  grid ranged from
1.50% to 3.75%.  Interest only was payable periodically until the termination of the Amended Credit Facility.  The Amended Credit Facility was  collateralized by substantially  all  of the  Company's  assets.  Additionally,  the  Company  was precluded  from declaring or paying any cash  dividends,  except the Company was permitted  to  accrue  and  accumulate,  but  not  pay,  cash  dividends  on the redeemable  preferred  stock.  The  Company was also  required  to meet  certain affirmative  and negative  covenants  including,  but not limited to,  financial covenants.

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

            On August 25,  2003,  the  Company  terminated  the  Amended  Credit
Facility  and  entered  into a  $50.0  million  senior  credit  facility  with a syndicate of banks (the "Senior Credit  Facility").  The Senior Credit  Facility
consists of a $30.0 million A term loan  facility  (the "A Term Loan"),  a $10.0 million B term loan facility (the "B Term Loan"),  and a $10.0 million revolving loan facility (the  "Revolving  Loan  Facility").  The A Term Loan and Revolving
Loan Facility mature on August 25, 2007, while the B Term Loan matures on August
25, 2008.  The B Term Loan is subordinate in right of payment to the A Term Loan and borrowings  under the Revolving  Loan  Facility.  The Company is entitled to select  either  Eurodollar  Loans (as defined) or Base Rate Loans (as  defined), plus  applicable  margin,  for  principal  borrowings  under the  Senior  Credit
Facility.  The applicable Eurodollar Loan margin for A Term Loans and borrowings pursuant  to the  Revolving  Loan  Facility  ranges  from 3.5% to 4.0%,  and the applicable  Base Rate Loan margin ranges from 2.5% to 3.0%,  provided that until delivery to the lenders of the Company's  financial  statements  for the quarter ending June 30, 2004, the margin on Eurodollar  Loans is 4.0% and the margin for
Base Rate Loans is 3.0%.  The  applicable  Eurodollar  Loan margin and Base Rate
Loan margin for B Term Loans is 7.5% and 6.5%,  respectively.  Applicable margin is  determined  by a pricing  grid  based on the  Company's  Consolidated  Total
Leverage Ratio (as defined).  At closing,  the Company borrowed the A Term Loan, the B Term Loan and $3.0 million under the Revolving Loan Facility.  Interest is payable  periodically  on  borrowings  under  the  Senior  Credit  Facility.  In addition,  commencing  on December  31, 2003 and on the last day of each quarter thereafter,  the Company is required to make principal  repayments on the A Term
Loan in increasing amounts.  The Senior Credit Facility is collateralized by all of the Company's assets.  Additionally,  the Company is precluded from declaring or paying any cash dividends,  except it may accrue and accumulate, but not pay, cash dividends on its  outstanding  redeemable  preferred  stock. As of June 30,
2004, no amounts were outstanding under the Revolving Loan Facility.

            The  Company  is also  required  to  meet  certain  affirmative  and negative  covenants,  including  but not  limited to  financial  covenants.  The
Company is  required to assess its  compliance  with these  financial  covenants under the Senior Credit Facility on a quarterly basis. These financial covenants are  based  on a  measure  that is not  consistent  with  accounting  principles generally  accepted in the United States of America.  Such measure is EBITDA (as defined),  which represents  earnings before interest,  taxes,  depreciation and amortization, as further modified by certain defined adjustments. The failure to meet these covenants,  absent a waiver or amendment,  would place the Company in default  and cause the debt  outstanding  under the Senior  Credit  Facility  to immediately  become due and payable.  The Senior  Credit  Facility also includes certain  cross-default  provisions  to the Company's  16.3% Senior  Subordinated
Notes due February 27, 2009.  The Company was in  compliance  with all covenants under the Senior  Credit  Facility as of September  30, 2003 and all  subsequent quarters during fiscal 2004, up to and including June 30, 2004.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            In connection with the  termination of the Amended Credit  Facility, during the first quarter of fiscal 2004, the Company  recognized a loss from the write-off of $860 in unamortized  financing  costs  associated  with the Amended
Credit  Facility and  recorded  $2,164 in financing  costs  associated  with the
Senior Credit Facility. Such costs will be amortized over the life of the Senior
Credit Facility.

            Effective July 1, 2000, the Company adopted SFAS No. 133 "ACCOUNTING
FOR DERIVATIVE  INSTRUMENTS AND HEDGING  ACTIVITIES," as amended,  which,  among other things,  establishes  accounting  and reporting  standards for  derivative
instruments,   including  certain  derivative   instruments  embedded  in  other
contracts and for hedging  activities.  All derivatives,  whether  designated in hedging  relationships  or not, are required to be recorded on the balance sheet at fair value.  For a derivative  designated as a cash flow hedge, the effective portions of changes in the fair value of the  derivative  are  recorded in other comprehensive  income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

            The  Company  uses  derivative  instruments  to manage  exposure  to interest rate risks.  The Company's  objectives for holding  derivatives  are to minimize the risks using the most  effective  methods to eliminate or reduce the impacts of this  exposure.  Prior to August 25, 2003, the Company was a party to an interest rate swap  agreement  (the "Prior  Swap") with a notional  amount of
$12.5  million and a  termination  date of September  28, 2003.  Under the Prior
Swap,  the Company paid a fixed  interest rate of 5.23% per annum and received a
LIBOR-based floating rate. In conjunction with the termination of the Prior Swap
prior to maturity,  the Company paid $86,   which  represented the fair value of
the swap liability. The $86 was reclassified from other comprehensive income and recognized as a component of the loss on early extinguishment of debt.

            The Prior  Swap,  which was  designated  as a cash flow  hedge,  was deemed to be a highly  effective  transaction,  and  accordingly the loss on the derivative  instrument was reported as a component of other comprehensive income
(loss).  For the fiscal  years ended June 30, 2004,  2003 and 2002,  the Company recorded $43 net of the  reclassification  adjustment of $86,  $300,  and $(86), respectively,  representing the change in fair value of the Prior Swap, as other comprehensive income.

            In order to reduce the Company's exposure to increases in Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap  transaction  (the "Swap") on October 2, 2003, in the amount of $20.0 million ("Notional  Amount") with an effective date of March 15,
2004 and a maturity  date of  September  15,  2005.  Pursuant  to the Swap,  the
Company  pays  a  fixed  interest  rate  of  2.12%  per  annum  and  receives  a
Eurodollar-based  floating  rate.  The effect of the Swap is to  neutralize  any changes  in  Eurodollar  rates  on the  Notional  Amount.  As the  Swap  was not effective  until March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such,  an  unrealized  loss of $177 was  recognized  in the Company's results of operations  for the fiscal year ended June 30, 2004,  reflecting  the change in fair value of the Swap from  inception to the  effective  date.  As of
March 15, 2004,  the Swap met the  requirements  to be designated as a cash flow hedge and is deemed a highly  effective  transaction.  Accordingly,  the Company recorded $264,  representing the change in fair value of the Swap from March 15,
2004 through June 30, 2004, as other comprehensive income.

      The  aggregate  maturities  of  long-term  debt for each of the five years subsequent to June 30, 2004 are as follows:

                Year Ending June 30,
                --------------------
                       2005                        $      6,048
                       2006                               9,302
                       2007                              11,557
                       2008                                 103
                       2009                              10,000
                                                   ------------
                                                   $     37,010
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

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

            In return for modifying  certain financial  covenants  governing the
1997 Notes,  the exercise price of 612,053 of the warrants  issued in connection with the 1997 Notes was reduced to $6.65 per share.  On May 4, 1999, the trading range of the Company's common stock was $6.44 to $6.88 per share. To assist with the  valuation of the newly  issued  warrants  and the  repriced  warrants,  the
Company hired an outside  consultant.  Utilizing the  Black-Scholes  Model,  the warrants  issued  with the 1997 Notes were  valued at $1.26 per  warrant,  or an aggregate  value of $774,  and the warrants  issued with the 1999 Notes at $1.47 per warrant,  or an  aggregate  value of $549.  Both  amounts  were  recorded as
Additional  Paid-In  Capital,  offset by the Original Issue  Discount,  which is netted against the outstanding  balance of the 1997 Notes and 1999 Notes.  After giving effect to the amortization of the Original Issue Discount,  the effective interest rate on the 1999 Notes was 13.57% per annum.

            During the fiscal year ended June 30,  2002,  65,574 of the warrants issued in  connection  with the 1997 Notes were  exercised  and  converted  into shares of the Company's  common stock.  On August 22, 2002, in conjunction  with the private  placement of 1,663,846  shares of the  Company's  common stock (see
Note 4), the remaining  warrants  issued in conjunction  with the 1997 Notes and the warrants issued in connection with the 1999 Notes were adjusted  pursuant to anti-dilution  provisions  to provide for the purchase of an  additional  21,906 shares of the Company's common stock. In addition,  in fiscal 2004,  warrants to purchase  30,831 shares of the Company's  common stock issued in connection with the 1997 Notes and 1999 Notes were exercised  pursuant to the cashless  exercise provision  contained in the warrants.  In connection with the cashless exercise, warrants to purchase 50,647 shares of the Company's common stock were canceled.

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
Company allocated  proceeds of $27.7 million to the debt and $2.3 million to the warrants,  with the  resulting  discount on the debt referred to as the Original
Issue  Discount.  The  Original  Issue  Discount is being  amortized as interest expense  over the life of the debt.  In addition,  in fiscal  2004,  warrants to purchase  75,000 shares of the Company's  common stock issued in connection with the New Notes were  exercised  for  proceeds  of $659,  recorded  as  additional paid-in-capital  on the Company's  balance sheet as of June 30, 2004. As of June
30,  2004,  warrants  to purchase  1,283,484  shares of common  stock  issued in connection with the 1997 Notes, 1999 Notes and New Notes were outstanding.

            As with the Senior Credit Facility,  the Company is required to meet certain  affirmative and negative  covenants under the New Notes,  including but not limited to  financial  covenants.  The Company  was in  compliance  with all covenants  under  the New  Notes as of  September  30,  2003 and all  subsequent quarters during fiscal 2004, up to and including June 30, 2004.

            In  connection  with the early  repayment of the 1997 Notes and 1999
Notes, during the first quarter of fiscal 2004, the Company recognized a loss of
$1,018  attributable  to the  unamortized  financing  costs and  Original  Issue
Discount  associated  with the 1997 Notes and 1999 Notes,  and recorded  $581 of

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

financing  costs  associated  with the New Notes.  Such fees are being amortized over the life of the New Notes. The weighted average effective  interest rate of the New Notes, including the amortization of Original Issue Discount, is 18.0%.

NOTE 7 -    REDEEMABLE PREFERRED STOCK

            In May 2000,  the  Company  sold  5,000  shares  of its  Series A 8%
Cumulative  Convertible  Preferred  Stock, no par value (the "Series A Preferred
Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends  are payable  quarterly  in arrears at the rate of 8% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash,  are added to the
Liquidation Preference.  Shares of the Series A Preferred Stock may be converted into shares of common stock at any time at a current  conversion  price of $9.28 per share. In connection with the sale,  costs in the amount of $65 were charged to  paid-in  capital.  Effective  August  18,  2004,  the holder of the Series A
Preferred Stock converted its shares into 754,982 shares of common stock.

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

            During the fiscal  years  ended June 30,  2004,  2003 and 2002,  the carrying  amount (and  Liquidation  Preferences) of the Series A Preferred Stock
and Series B Preferred Stock ("Preferred Stock") was increased by $763, $706 and
$586,  respectively,  for  dividends  accrued.  The  Preferred  Stock  shall  be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined)  of the  Company  (the date of such  redemption  being  the  "Mandatory
Redemption  Date")  at  an  amount  equal  to  the  then  effective  Liquidation
Preference  plus accrued and unpaid  dividends  thereon  from the last  dividend payment date to the Mandatory  Redemption Date, plus if the Mandatory Redemption
Date is on or prior to the fourth  anniversary  of the issuance of the Preferred
Stock,  the amount of any dividends  that would have accrued and been payable on the  Preferred  Stock from the  Mandatory  Redemption  Date  through  the fourth anniversary date.

            In addition,  outstanding  shares of Preferred  Stock vote on an "as converted  basis" with the holders of the common  stock as a single class on all matters that the holders of the common stock are entitled to vote upon.

NOTE 8 -    SHAREHOLDERS' EQUITY

            (a)   NON-QUALIFIED STOCK OPTIONS AND WARRANTS

                  In May 1997, the Company entered into a supply  agreement with the BOC Group,  Inc.  ("BOC") by which BOC committed to provide the Company with
100% of its CO2  requirements  at competitive  prices.  In connection  with this agreement, the Company granted BOC a warrant to purchase 1,000,000 shares of its common stock.  The warrant was  exercisable at $17 per share from May 1, 1999 to
May 1, 2002 and  thereafter  at $20 per share until April 30, 2007. In May 2000, the Company  solicited BOC to purchase  1,111,111  shares of its common stock at
$9.00  per  share.  In  connection  with this  purchase  of  common  stock,  the outstanding warrant was reduced to 400,000 shares, with an exercise price of $17 per share. On the date of issuance of the common stock, the closing price of the common stock on the Nasdaq National Market was $8.00 per share.

                  In January  2001,  the  Company  granted to each  non-employee director  options for 10,000  shares of common  stock.  An  aggregate  of 50,000 options were  granted at an exercise  price equal to $7.82.  In March 2003,  the
Company granted to each non-employee director options for 6,000 shares of common stock,  or an  aggregate  of 36,000  options at an exercise  price of $4.85.  In
September 2003, the Company granted to two of its non-employee directors options for 22,000  shares of common  stock,  or an  aggregate  of 44,000  options at an exercise  price of $8.91.  In  addition,  in March 2004,  the Company  granted a non-employee  director  options for 6,000  shares of common stock at an exercise price of  $16.25.  The  exercise  price for all  grants is equal to the  average closing  price of the  common  stock on the  Nasdaq  National  Market for the 20 trading  days prior to the grant date.  All options  vest in three to five equal annual installments  commencing upon issuance,  and have a ten-year term, and as of June 30, 2004 and 2003,  options for 58,533 and 37,200 shares,  respectively, were exercisable.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      (b)  STOCK OPTION PLANS

                  The Board of Directors of the Company  adopted the 1995 Option
Plan (the "1995 Plan").  Under the 1995 Plan, the Company has reserved 2,400,000 shares of common stock for employees of the Company. Under the terms of the 1995
Plan,  options granted may be either  incentive  stock options or  non-qualified stock options.  The exercise price of incentive  options shall be at least equal to 100% of the fair market  value of the  Company's  common stock at the date of the grant,  and the exercise  price of  non-qualified  stock  options  issued to employees  may not be less than 75% of the fair  market  value of the  Company's common  stock at the date of the grant.  The maximum term for all options is ten years.  Options granted to date generally vest in equal annual installments from one to five years,  though a limited number of grants were  partially  vested at the grant date.  The  weighted-average  fair value per share of options  granted during the years ended June 30, 2004, 2003 and 2002 was $4.11,  $2.41 and $4.78,
respectively.

            The following summarizes the transactions pursuant to the 1995 Plan:

                                                       Weighted Average
                                         Options      Exercise Price Per
                                       Outstanding          Option          Options Exercisable
                                       -----------    ------------------    -------------------
      Outstanding at June 30, 2001      1,170,335      $    9.38                 581,499
               Granted                    429,100          12.15
               Expired or canceled       (184,625)         10.55
               Exercised                 (252,360)          9.69
                                       ----------
      Outstanding at June 30, 2002      1,162,450          10.15                 503,072
               Granted                    326,350           6.87
               Expired or canceled       (199,780)         11.36
               Exercised                     (500)         11.25
                                       ----------
      Outstanding at June 30, 2003      1,288,520           9.13                 640,373
               Granted                    379,300          15.61
               Expired or canceled        (73,288)         12.18
               Exercised                  (90,009)         10.17
                                       ----------
      Outstanding at June 30, 2004      1,504,523      $   10.55                 865,653
                                       ==========

            The following  table sets forth certain  information  as of June 30,
2004:

                                       Options Outstanding                             Options Exercisable
                       ---------------------------------------------------    ---------------------------------

Range of Exercise         Options      Weighted Average   Weighted Average      Options        Weighted Average
     Prices            Outstanding      Remaining Life     Exercise Price     Exercisable       Exercise Price
-----------------      -----------      --------------     --------------     -----------       --------------
$  0.00 - $ 5.00         149,613            7.76              $ 4.83            95,261             $ 4.84
$  5.01 - $10.00         601,535            6.81                7.56           389,129               7.25
$ 10.01 - $15.00         569,275            7.33               12.40           335,238              11.98
$ 15.01 - $20.00         184,100            9.99               19.29            46,025              19.29
                       ----------           -----             ------           -------             ------
                       1,504,523            7.49              $ 10.55          865,653             $ 9.46
                       ==========           =====             ========         =======             ======

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
The  weighted-average  fair value per share of options  granted during the years ended June 30, 2004, 2003 and 2002 was $3.90, $1.82 and $3.55, respectively.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            The following summarizes the transactions pursuant to the Directors'
Plan:

                                                               Weighted Average
                                               Options        Exercise Price Per
                                             Outstanding            Option             Options Exercisable
                                             -----------      ------------------       -------------------
        Outstanding at June 30, 2001           48,000              $ 8.66                   22,000
                 Granted                       12,000               11.10
                                              -------
        Outstanding at June 30, 2002           60,000                9.15                   34,000
                 Granted                        6,000                8.69
                                              ------
        Outstanding at June 30, 2003           66,000                9.11                   45,997
                 Granted                       24,000               13.71
                 Exercised                    (10,086)               8.63
                                              -------
        Outstanding at June 30, 2004           79,914              $10.55                   53,994
                                              =======

            The following  table sets forth certain  information  as of June 30,
2004:

                                       Options Outstanding                             Options Exercisable
                       ---------------------------------------------------    ---------------------------------

Range of Exercise         Options      Weighted Average   Weighted Average      Options        Weighted Average
     Prices            Outstanding      Remaining Life     Exercise Price     Exercisable       Exercise Price
-----------------      -----------      --------------     --------------     -----------       --------------
$  5.01 - $10.00          36,000            5.15              $ 7.52            31,998             $ 7.38
$ 10.01 - $15.00          31,914            7.16               12.02            18,000              12.27
$ 15.01 - $20.00          12,000            9.69               15.74             3,996              15.74
                       ----------           -----             ------           -------             ------
                          79,914            6.63              $ 10.55           53,994             $ 9.63
                       ==========           =====             ========         =======             ======

NOTE 9 -    EARNINGS PER SHARE

            The Company  calculates  earnings per share in  accordance  with the requirements of SFAS No. 128, "EARNINGS PER SHARE." The following table presents the  Company's  net income (loss)  available to common  shareholders  and income
(loss) per share, basic and diluted (in thousands, except per share amounts):

                                                    Fiscal Year Ended June 30,
                                                ------------------------------------
                                                  2004          2003          2002
                                                --------      --------      --------

     Net income (loss)                          $  2,180      $ (4,939)     $(10,971)
     Redeemable preferred stock dividends           (763)         (706)         (586)
                                                --------      --------      --------
     Net income (loss) -
         available to common shareholders       $  1,417      $ (5,645)     $(11,557)
                                                ========      ========      ========

     Weighted average outstanding shares of
         common stock:

     Basic                                        10,689        10,396         8,742
     Diluted                                      11,822        10,396         8,742

     Basic income (loss) per share              $   0.13      $  (0.54)     $  (1.32)
                                                ========      ========      ========
     Diluted income (loss) per share            $   0.12      $  (0.54)     $  (1.32)
                                                ========      ========      ========

                The weighted average shares  outstanding used to calculate basic and diluted earnings (loss) per share were calculated as follows:

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Fiscal Year Ended June 30,
                                                                 --------------------------
                                                             2004            2003            2002
                                                          ----------      ----------      ---------

Weighted average shares outstanding - basic               10,688,802      10,396,352      8,741,550

Outanding  options and  warrants to purchase
  shares of common stock - remaining shares
  after assuming repurchase with proceeds
  from exercise                                            1,133,033               -              -
                                                          ----------      ----------      ---------

Weighted average shares outstanding - diluted             11,821,835      10,396,352      8,741,550
                                                          ==========      ==========      =========

Excluded from calculation of loss per common share:
   Outanding options and warrants to purchase
     shares of common stock - remaining shares
     after assuming repurchase with proceeds
     from exercise                                                -          287,915        671,155
                                                          ==========      ==========      =========

            During the years ended June 30, 2003 and 2002, the Company  excluded the  equivalent  shares listed as these options and warrants to purchase  common stock were  anti-dilutive for these periods.  In addition,  the Company excluded the effects of the  conversion of its  outstanding  redeemable  preferred  stock using the "if converted" method, as the effect would be anti-dilutive  (Note 7).
The Company's redeemable  preferred stock was convertible into 973,104,  910,983 and  841,609  shares  of  common  stock as of June  30,  2004,  2003  and  2002, respectively.  Effective  August 18, 2004,  the holder of the Series A Preferred
Stock converted its shares into 754,982 shares of common stock.

            The following table lists options and warrants outstanding as of the periods shown which were not included in the  computation of diluted EPS because the options and  warrants  exercise  price was greater  than the average  market price of the common shares:

                                                           As of June 30,
                                               ------------------------------------
           Range of Exercise Prices            2004            2003            2002
           ------------------------          -------       ---------         -------
               $  5.01 - $10.00                    -         160,370               0
               $ 10.01 - $15.00              112,200         646,087         428,600
               $ 15.01 - $20.00              646,779         444,679         443,715
                                            --------       ---------         -------
                                             758,979       1,251,136         872,315
                                            ========       =========         =======
NOTE 10 -INCOME TAXES

            The  tax  effects  of  temporary   differences  that  give  rise  to
significant  portions of deferred tax assets and deferred tax liabilities are as follows:
                                                                      As of June 30,
                                                                  -----------------------
                                                                      2004         2003
                                                                   ---------     --------
        Deferred tax assets:
               Allowance for doubtful accounts                     $    733      $    805
               Intangible assets                                      1,254         1,372
               Other                                                      4             4
               Net operating loss carryforwards                      33,523        34,537
                                                                    --------      --------
                     Total gross deferred tax assets                 35,514        36,718
        Less valuation allowance                                    (16,044)      (16,975)
                                                                    --------      --------
               Net deferred tax assets                               19,470        19,743
                                                                    --------      --------
        Deferred tax liabilities:
               Goodwill                                              (2,042)       (1,510)
               Fixed assets                                         (17,428)      (18,233)
                                                                    --------      --------
                     Total gross deferred tax liabilities           (19,470)      (19,743)
                                                                    --------      --------
       Net deferred taxes                                            $   --        $   --
                                                                    ========      ========

            Deferred  income  taxes  reflect  the net tax  effects of  temporary differences between the carrying amounts of assets and liabilities for financial reporting  purposes and the amounts used for income tax purposes.  Substantially all of  the  Company's  deferred  tax  assets  represent  the  benefit  of  loss
carryforwards   that  arose  prior  to  fiscal  year  2004.   In  assessing  the
realizability of deferred tax assets,  the Company  considers whether it is more likely than not that some  portion or all of the deferred tax assets will not be realized.  Such items  considered  are the  scheduled  reversal of deferred  tax liabilities,  projected  future taxable income,  and tax planning  strategies in making this assessment.  Among other matters, realization of the entire deferred tax asset is dependent on the Company's ability to generate  sufficient  taxable income prior to the expiration of the carryforwards.  While the Company attained profitability during fiscal year 2004, based on the available objective evidence and the recent  history of losses,  management  cannot  conclude that it is more likely  than not that the net  deferred  tax  assets  will be fully  realizable.
Accordingly,  the Company has recorded a valuation allowance equal to the amount of its net deferred tax assets.  However,  as the Company  continues to generate future taxable  income,  the valuation  allowance will be reviewed,  which could result in a material  income tax  benefit  being  recorded in the  statement  of operations.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            The  reconciliation  of the U.S.  federal  statutory tax rate to the
Company's effective tax rate for the year ended June 30, 2004 is as follows:

                 U.S. federal statutory rate                34.0%
                 Change in valuation allowance             (40.0)
                 State income taxes, net                     3.7
                 Nondeductible expenses                      5.0
                 Other                                       3.4
                                                         -------
                 Effective income tax rate                   6.1%
                                                         =======

            For the year ended June 30, 2004 the Company's current provision for income  taxes was  reduced  by $1,014 as the  result of the  utilization  of net operating loss carryforwards.

            At June 30, 2004, the Company had net operating  loss  carryforwards for Federal income tax purposes of approximately $95.8 million,  which expire in varying amounts between 2007 through 2024 as follows:

                             Years of
                            Expiration
                            ----------
                            2007 - 2011         $      4,946
                            2012 - 2016               18,733
                            2017 - 2021               58,928
                            Thereafter                13,174
                                                ------------
                                                $     95,781
                                                ============

            During  the  year  ended  June 30,  2004,  the  Company's  valuation allowance was reduced by $931.

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

                        Year Ending June 30,
                        --------------------
                             2005                     $   4,553
                             2006                         3,910
                             2007                         3,228
                             2008                         2,383
                             2009                         1,540
                             Thereafter                   1,003
                                                      ---------
                                                      $  16,617
                                                      =========

            Total  rental  costs  under  non-cancelable  operating  leases  were approximately $5,336, $5,344 and $5,130 in 2004, 2003 and 2002, respectively.

NOTE 12 - CONCENTRATION OF CREDIT AND BUSINESS RISKS

            The Company's business activity is with customers located within the
United  States.  For each of the years  ended June 30,  2004,  2003 and 2002 the
Company's   sales  to  customers  in  the  food  and  beverage   industry   were
approximately 95%.

            There were no customers  that accounted for greater than 3% of total sales  for each of the three  years  ended  June 30,  2004,  nor were  there any customers  that  accounted for greater than 5% of total  accounts  receivable at
June 30, 2004 or 2003.

            The  Company  purchases  new bulk  CO2  systems  from the two  major manufacturers  of such  systems.  The  inability  of  either  or  both of  these manufacturers  to deliver new systems to the Company  could cause a delay in the
Company's  ability to fulfill the demand for its services and a possible loss of sales, which could adversely affect operating results.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

            In May 1997,  the Company  entered into an exclusive  carbon dioxide supply  agreement with The BOC Group,  Inc.  ("BOC") (See Note 8). The agreement ensures readily  available high quality CO2 as well as relatively  stable liquid carbon  dioxide  prices.  Pursuant  to  the  agreement,  the  Company  purchases

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

virtually all of its liquid CO2  requirements  from BOC. The agreement  contains annual  adjustments  over the prior contract year for an increase or decrease in the Producer Price Index for Chemical and Allied Products ("PPI") or the average percentage  increase  in the  selling  price  of bulk  merchant  carbon  dioxide purchased  by BOC's  large,  multi-location  beverage  customers  in the  United
States.

            The  Company is a  defendant  in legal  actions  which  arise in the normal course of business.  In the opinion of  management,  the outcome of these matters will not have a material effect on the Company's  financial  position or results of operations.

NOTE 14 - RELATED PARTY TRANSACTIONS

            Robert L. Frome,  a Director of the Company,  is a member of the law firm of Olshan Grundman Frome  Rosenzweig & Wolosky LLP, which law firm has been retained by the Company. Fees paid by the Company to such law firm during fiscal
2004, 2003 and 2002, were $117, $184, and $140, respectively.

            In connection  with the  Refinancing  described in Note 6, 55,000 of the ten year  warrants  to  purchase  an  aggregate  of  425,000  shares  of the
Company's  common  stock at an exercise  price of $8.79 per share were issued to
Craig L. Burr, a Director of the Company,  and one of the  purchasers of the New
Notes, an affiliate of Mr. Burr's. Such warrants were exercised in May 2004.

            In connection with the  Refinancing  described in Note 6, 250,000 of the ten year  warrants  to  purchase  an  aggregate  of  425,000  shares  of the
Company's  common  stock at an exercise  price of $8.79 per share were issued to affiliates of J.P. Morgan Partners (BHCA), L.P.,  purchasers of a portion of the
New Notes. In addition, the expiration date of warrants to purchase an aggregate of 665,403  shares of the Company's  common stock at an exercise  price of $6.65 per share previously  issued to J.P. Morgan Partners (BHCA),  L.P. in connection with the 1997 Notes and 1999 Notes was  extended  until  February  27, 2009 (See
Note 6). Richard D. Waters,  Jr., a Director of the Company,  is an affiliate of
J.P. Morgan Partners (BHCA), L.P.

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

                                                                     As of June 30,
                                                                     --------------
                                                                  2004          2003
                                                                 -------      --------
                Cash and cash equivalents                        $   505      $    455
                Accounts receivable                                6,141         6,217
                Accounts payable and accrued expenses              7,996         7,603
                Long-term debt, including current maturities      37,010        30,953
                Subordinated debt                                 29,163        39,576
                Fair value of swap - asset/(liability)                87          (129)

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     1st Quarter              2nd Quarter                3rd Quarter               4th Quarter
                                     -----------              -----------                -----------               -----------
                                  2004         2003        2004         2003        2004            2003        2004         2003
                                  ----         ----        ----         ----        ----            ----        ----         ----
Total revenues (a)             $ 20,238      $ 18,678    $ 19,454     $ 18,101    $ 20,072     $ 18,340      $ 21,072     $ 19,290
Gross profit (a)                 10,784         9,535      10,688        9,390      11,084        9,591        12,052       10,333
Operating income (loss)           2,442          (118)      2,824         (384)      3,229        1,046         3,915        2,004
Net income (loss) (a)(b)         (1,419)       (2,110)        774       (2,314)      1,072         (777)        1,753          262

Earnings (loss) per share:
   Basic                       $  (0.15)     $  (0.24)   $   0.05     $  (0.23)   $   0.08     $  (0.09)     $   0.14     $   0.01
   Diluted                     $  (0.15)     $  (0.24)   $   0.05     $  (0.23)   $   0.07     $  (0.09)     $   0.13     $   0.01

            (a) As  discussed  in Note 1(j),  the Company  elected to apply EITF
00-21  retroactively  to all budget plan  agreements  in existence as of July 1,
2003.  While the  adoption of EITF 00-21  would have had no  material  effect on aggregate  revenues and net loss for the years ended June 30, 2003 and 2002, had the EITF been  applied  retroactively  the effect of adopting  EITF 00-21 in the manner  described in Note 1(j) prior to July 1, 2003,  would have  resulted in a change in revenues,  gross profit, operating income, net loss and loss per share during the quarterly periods presented above.  Solely for comparative  purposes, the following  table presents the Company's  quarterly  results of operations to reflect the impact of EITF 00-21 during the periods presented:

                                    1st Quarter                2nd Quarter             3rd Quarter                 4th Quarter
                                    -----------                -----------             -----------                 -----------
                                  2004         2003         2004         2003        2004            2003       2004         2003
                                  ----         ----         ----         ----        ----            ----       ----         ----
Total revenues                 $ 20,238      $ 19,085     $ 19,454     $ 17,944   $ 20,072     $ 18,035      $ 21,072     $ 19,345
Gross profit                     10,784         9,942       10,688        9,233     11,084        9,286        12,052       10,388
Operating income (loss)           2,442           289        2,824         (541)     3,229          741         3,915        2,059
Net income (loss)                (1,419)       (1,703)         774       (2,471)     1,072       (1,082)        1,753          317

Earnings (loss) per share:
   Basic                       $  (0.15)     $  (0.19)    $   0.05     $  (0.25)  $   0.08     $  (0.12)     $   0.14     $   0.02
   Diluted                     $  (0.15)     $  (0.19)    $   0.05     $  (0.25)  $   0.07     $  (0.12)     $   0.13     $   0.02

            (b) Per  common  share  amounts  for the  quarters  have  each  been calculated separately.  Accordingly, quarterly amounts may not add to total year earnings  per  share  because  of  differences  in  the  average  common  shares outstanding during each period.

                                   NUCO2 INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                  IN THOUSANDS

                                            Column B               Column C - Additions           Column D            Column E
                                            --------               --------------------           --------            --------
                                           Balance at         Charge to
                                          beginning of       costs and         Charged to                            Balance at
                                             period           expenses        other accounts      Deductions       end of period
                                             ------           --------        --------------      ----------       --------------
Year ended June 30, 2002
   Allowance for doubtful accounts          $2,506             $2,753           $ --               $2,174            $3,085
Year ended June 30, 2003
   Allowance for doubtful accounts          $3,085             $  860           $ --               $1,646            $2,299
Year ended June 30, 2004
   Allowance for doubtful accounts          $2,299             $  316           $ --               $  520            $2,095

