Form 10-Q
period 2004-09-30
NUCO2 INC /FL
filed 2004-11-09
CIK 947577

&
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

For the quarterly period ended September 30, 2004

                                       OR

/_/  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
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

     Indicate  by check X whether  the  registrant:  (1) has  filed all  reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
                                             ----   ----

     Indicate  by check X whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                ----    ----

     Indicate the number of shares  outstanding of each of the issuer's  classes of Common Stock, as of the latest practicable date:

               CLASS                        OUTSTANDING AT SEPTEMBER 30, 2004
               -----                        ---------------------------------
     Common Stock, $.001 par value                  11,716,587 shares

                                   NUCO2 INC.

                                      INDEX
                                      -----

       PART I.    FINANCIAL INFORMATION

       ITEM 1.    FINANCIAL STATEMENTS

                  Balance Sheets as of September 30, 2004 and                3
                        June 30, 2004

                  Statements of Operations for the Three Months Ended        4
                        September 30, 2004 and September 30, 2003

                  Statement of Shareholders' Equity for the Three            5
                        Months Ended September 30, 2004

                  Statements of Cash Flows for the Three Months              6
                        Ended September 30, 2004 and September 30, 2003

                  Notes to Financial Statements                              7

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   16
                        FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK                                   25

       ITEM 4.    CONTROLS AND PROCEDURES                                   26

       PART II.   OTHER INFORMATION

       ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND               26
                        USE OF PROCEEDS

       ITEM 6.    EXHIBITS                                                  26

       SIGNATURES                                                           27

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                                                           NUCO2 INC.

                                                                       BALANCE SHEETS
                                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           ASSETS
                                                                           ------

                                                                          SEPTEMBER 30, 2004    JUNE 30, 2004
                                                                          ------------------    -------------
                                                                            (unaudited)
Current assets:
    Cash and cash equivalents                                                 $   3,192           $     505
    Trade accounts receivable, net of allowance for doubtful
        accounts of $2,070 and $2,095, respectively                               7,218               6,141
    Inventories                                                                     257                 226
    Prepaid insurance expense and deposits                                        2,262               2,104
    Prepaid expenses and other current assets                                     1,311                 808
                                                                               --------           ---------
        Total current assets                                                     14,240               9,784
                                                                               --------           ---------

Property and equipment, net                                                      93,574              92,969
                                                                               --------           ---------

Other assets:
    Goodwill, net                                                                19,222              19,222
    Deferred financing costs, net                                                 2,378               2,178
    Customer lists, net                                                              42                  41
    Non-competition agreements, net                                                 632                 703
    Deferred lease acquisition costs, net                                         3,577               3,458
    Other assets                                                                    176                 181
                                                                               --------           ---------
                                                                                 26,027              25,783
                                                                               --------           ---------
           Total assets                                                       $ 133,841           $ 128,536
                                                                              =========           =========

                                                            LIABILITIES AND SHAREHOLDERS' EQUITY
                                                            ------------------------------------

Current liabilities:
    Current maturities of long-term debt                                      $   7,199           $   6,048
    Accounts payable                                                              4,590               4,579
    Accrued expenses                                                                946               1,840
    Accrued interest                                                                408                 440
    Accrued payroll                                                                 740               1,137
    Other current liabilities                                                       389                 343
                                                                               --------           ---------
        Total current liabilities                                                14,272              14,387

Long-term debt, excluding current maturities                                     33,189              30,962
Subordinated debt                                                                29,603              29,163
Customer deposits                                                                 3,351               3,247
                                                                               --------           ---------
        Total liabilities                                                        80,415              77,759
                                                                               --------           ---------

Commitments and contingencies
Redeemable preferred stock                                                        3,150              10,021
                                                                               --------           ---------

Shareholders' equity:
    Preferred stock; no par value; 5,000,000 shares authorized;
         issued and outstanding 2,500 shares at September 30, 2004
        and 7,500 shares at June 30, 2004                                          --                   --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 11,716,587 shares at September 30, 2004
        and 10,840,831 shares at June 30, 2004                                       12                 11
    Additional paid-in capital                                                  103,886             96,185
    Accumulated deficit                                                         (53,850)           (55,704)
    Accumulated other comprehensive income                                          228                264
                                                                               --------           --------
        Total shareholders' equity                                               50,276             40,756
                                                                               --------           --------
           Total liabilities and shareholders' equity                         $ 133,841          $ 128,536
                                                                               ========           ========

See accompanying notes to financial statements.

                                                                         NUCO2 INC.

                                                                  STATEMENTS OF OPERATIONS
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                        (UNAUDITED)

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                             2004            2003*
                                                                             ----            -----

Revenues:
    Product sales                                                         $ 13,545        $ 12,569
    Equipment rentals                                                        8,336           7,669
                                                                           -------         -------

Total revenues                                                              21,881          20,238

Costs and expenses:
    Cost of products sold, excluding depreciation and amortization           9,407           8,626
    Cost of equipment rentals, excluding depreciation
        and amortization                                                       553             828
    Selling, general and administrative expenses                             4,072           4,015
    Depreciation and amortization                                            3,740           3,912
    Loss on asset disposal                                                     161             415
                                                                           -------         -------
                                                                            17,933          17,796
                                                                           -------         -------

Operating income                                                             3,948           2,442

Loss on early extinguishment of debt                                          --             1,964
Interest expense                                                             2,040           1,897
                                                                           -------         -------

Income (loss) before income taxes                                            1,908          (1,419)
Provision for income taxes                                                      54            --
                                                                           -------         -------

Net income (loss)                                                         $  1,854        $ (1,419)
                                                                           =======         =======

Weighted average outstanding shares of common stock:
    Basic                                                                   11,200          10,633
                                                                           =======         =======
    Diluted                                                                 12,725          10,633
                                                                           =======         =======

Net income (loss) per basic share                                         $   0.15        $  (0.15)
                                                                           =======         =======
Net income (loss) per diluted share                                       $   0.14        $  (0.15)
                                                                           =======         =======

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                                                         NUCO2 INC.

                                                             STATEMENT OF SHAREHOLDERS' EQUITY
                                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                        (UNAUDITED)

                                                                                                       ACCUMULATED
                                                    COMMON STOCK         ADDITIONAL                       OTHER          TOTAL
                                              ----------------------     PAID-IN      ACCUMULATED     COMPREHENSIVE   SHAREHOLDERS'
                                              SHARES         AMOUNT      CAPITAL        DEFICIT       INCOME (LOSS)      EQUITY
                                              ------         ------      -------        -------       -------------      ------

Balance, June 30, 2004                     10,840,831    $       11   $   96,185      $  (55,704)    $      264      $   40,756

Comprehensive income:

  Net income                                     --            --           --             1,854           --             1,854

  Other comprehensive expense:

   Interest rate swap transaction                --            --           --              --              (36)            (36)
                                                                                                                       ---------

Total comprehensive income                                                                                                1,818

Conversion of 5,000 shares of

   Redeemable Preferred Stock                 754,982             1        7,005            --             --             7,006

Issuance of 111,701 shares of

   common stock - exercise of warrants        111,701          --            743            --             --               743

Issuance of 9,073 shares of

   common stock - exercise of options           9,073          --             88            --             --                88

Redeemable preferred stock dividend              --            --           (135)           --             --              (135)
                                           ------------   ---------    ----------      ----------     ---------       ----------

Balance, September 30, 2004                11,716,587    $       12   $  103,886      $  (53,850)    $      228      $   50,276
                                           ============   =========    ==========      ==========     =========       ==========

See accompanying notes to financial statements.

                                                                         NUCO2 INC.

                                                                  STATEMENTS OF CASH FLOWS
                                                                       (IN THOUSANDS)
                                                                        (UNAUDITED)

                                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                                    --------------------------------
                                                                                       2004                 2003*
                                                                                       ----                 -----
Cash flows from operating activities:

    Net income (loss)                                                             $    1,854         $   (1,419)

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation and amortization of property and equipment                  3,264              3,364
              Amortization of other assets                                               476                548
              Amortization of original issue discount                                    106                 87
              Paid-in-kind interest                                                      334                133
              Loss on disposals                                                          161                415
              Loss on early extinguishment of debt                                       --               1,964
              Changes in operating assets and liabilities:
                   Decrease (increase) in:
                       Trade accounts receivable                                      (1,077)              (569)
                       Inventories                                                       (31)               (28)
                       Prepaid insurance expenses and deposits                          (158)              (416)
                       Prepaid expenses and other current assets                        (503)              (428)
                   Increase (decrease) in:
                       Accounts payable                                                   11                716
                       Accrued expenses                                                 (845)              (108)
                       Accrued payroll                                                  (397)              (416)
                       Accrued interest                                                  (68)              (463)
                       Other current liabilities                                          46                 25
                       Customer deposits                                                 104                 93
                                                                                    --------           --------

              Net cash provided by operating activities                                3,277              3,498
                                                                                    --------           --------

Cash flows from investing activities:
    Purchase of property and equipment                                                (4,037)            (3,230)
    Increase in deferred lease acquisition costs                                        (404)              (346)
    Increase in other assets                                                             --                  (1)
                                                                                    --------           --------
           Net cash used in investing activities                                      (4,441)            (3,577)
                                                                                    --------           --------

Cash flows from financing activities:
    Repayment of long-term debt                                                       (4,272)           (70,711)
    Proceeds from issuance of long-term debt                                           7,650             73,200
    Exercise of warrants                                                                 743                --
    Exercise of stock options                                                             88                --
    Increase in deferred financing costs                                                (358)            (2,712)
                                                                                    --------           --------
        Net cash provided by (used in) financing activities                            3,851               (223)
                                                                                    --------           --------

Increase (decrease) in cash and cash equivalents                                       2,687               (302)
Cash and cash equivalents at the beginning of period                                     505                455
                                                                                    --------           --------
Cash and cash equivalents at the end of period                                $        3,192         $      153
                                                                                    ========           ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                                              $        1,667         $    2,053
                                                                                    ========           ========
        Income taxes                                                          $           75         $      --
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

         The financial  information included in this report has been prepared in conformity  with  the  accounting  principles  and  methods  of  applying  those accounting principles, reflected in the financial statements for the fiscal year ended June 30, 2004 included in Form 10-K filed with the Securities and Exchange
Commission.

         All  adjustments  necessary for a fair statement of the results for the interim periods presented have been recorded. This quarterly report on Form 10-Q should be read in conjunction with the Company's  audited  financial  statements for the fiscal  year ended June 30,  2004.  The  results of  operations  for the periods  presented are not necessarily  indicative of the results to be expected for the full fiscal year. As a result of the adoption of EITF 00-21, the Company anticipates  that reported  revenue will  fluctuate on a quarterly  basis due to seasonal  variations.  Based on historical data and expected trends, the Company anticipates  that  revenue from the delivery of CO2 will be highest in the first quarter and lowest in the third quarter.

NOTE 2.  ACCOUNTING PRONOUNCEMENTS

         On July 1, 2003,  the Company  adopted EITF Issue No.  00-21,  "Revenue
Arrangements with Multiple  Deliverables"  ("EITF 00-21").  EITF 00-21 addresses certain aspects of the accounting by a vendor for  arrangements  under which the vendor will perform multiple revenue generating  activities.  The Company's bulk
CO2 budget plan agreements  provide for a fixed monthly payment to cover the use of a bulk  CO2  system  and a  predetermined  maximum  quantity  of  CO2.  As of
September 30, 2004,  approximately  58,000 of the Company's  customer  locations utilized this plan.  Prior to July 1, 2003, the Company,  as lessor,  recognized revenue  from  leasing  CO2  systems  under  its  budget  plan  agreements  on a straight-line basis over the life of the related leases. The Company developed a methodology  for the purpose of separating the aggregate  revenue stream between the rental of the  equipment  and the sale of the CO2.  Effective  July 1, 2003, revenue attributable to the lease of equipment, including equipment leased under the budget plan, is recorded on a straight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gases,  including  CO2 provided under the budget plan, is recorded upon delivery to the customer.

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

         Under the budget plan,  each customer has a maximum CO2 allowance  that is measured  and reset on the contract  anniversary  date.  At that date,  it is appropriate to record revenue for actual deliveries of CO2 in excess of contract billings. Because of the large number of customers under the budget plan and the fact that the anniversary  dates for determining  maximum  quantities are spread throughout the year, the Company's  methodology  necessarily involves the use of estimates and assumptions to separate the aggregate  revenue stream derived from equipment  rentals  to  budget  plan  customers,  and  also to  approximate  the recognition of revenue from CO2 sales to budget plan customers when earned.  The
Company  believes  that the  adoption  of EITF 00-21 has the most  impact on the recognition  of revenue on a quarterly  basis as CO2 usage  fluctuates  during a fiscal year based on factors such as weather, and traditional summer and holiday periods.  Over a twelve-month  period,  the Company  believes the effect is less significant since seasonal  variations are largely eliminated and CO2 allowances under budget plan agreements are measured and reset annually.

         In December 2003,  the Financial  Accounting  Standards  Board ("FASB")
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

         In December 2003, the FASB revised SFAS No. 132, "Employer  Disclosures about  Pensions  and  Other  Postretirement  Benefits"  ("SFAS  132").  SFAS 132
requires additional disclosures regarding the assets,  obligations,  cash flows, and net periodic benefit cost of defined benefit plans and other defined benefit postretirement  plans.  SFAS 132  requires  that this  information  be  provided separately  for  pension  plans  and other  postretirement  benefit  plans.  The adoption of the revised SFAS No. 132,  effective  January 1, 2004, had no impact on the Company's financial position, results of operations, or cash flows.

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE

         The  Company  calculates  earnings  per  share in  accordance  with the requirements of SFAS No. 128,  "Earnings Per Share." The weighted average shares outstanding  used to calculate basic and diluted  earnings (loss) per share were calculated as follows (in thousands):

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                           2004                2003
                                                           ----                ----

Weighted average shares outstanding - basic               11,200              10,633

Outstanding options and warrants to purchase
  shares of common stock - remaining shares
  after assuming repurchase with proceeds
  from exercise                                            1,525                   -
                                                          ------              ------

Weighted average shares outstanding - diluted             12,725              10,633
                                                         =======              ======

         The Company  excluded the  equivalent of 535,470 shares of common stock for the three months ended  September 30, 2003, as these options and warrants to purchase  common  stock were  anti-dilutive  for that period.  In addition,  the
Company  excluded the effects of the  conversion of its  outstanding  redeemable preferred  stock  using  the "if  converted"  method,  as the  effect  would  be anti-dilutive  for both periods  (Note 6). The  Company's  redeemable  preferred stock was  convertible  into  240,591 and 916,978  shares of common  stock as of
September 30, 2004 and 2003, respectively.

         The following table presents the Company's net income (loss)  available to common  shareholders  and  income  (loss) per share,  basic and  diluted  (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------
                                                                 2004                       2003
                                                               --------                   --------

Net income (loss)                                             $  1,854                   $ (1,419)
Redeemable preferred stock dividends                              (135)                      (185)
                                                               --------                   --------
Net income (loss) -
    available to common shareholders                          $  1,719                   $ (1,604)
                                                               ========                   ========

Weighted average outstanding shares of
    common stock:

Basic                                                            11,200                     10,633
Diluted                                                          12,725                     10,633

Basic income (loss) per share                                 $   0.15                   $  (0.15)
                                                               ========                   ========
Diluted income (loss) per share                               $   0.14                   $  (0.15)
                                                               ========                   ========

         In August 2004,  5,000  shares of the  Company's  redeemable  preferred stock were converted into 754,982 shares of common stock (see Note 6).

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

         On August 25, 2003, the Company  terminated the Amended Credit Facility and entered into a $50.0  million  senior  credit  facility  with a syndicate of banks (the "Senior  Credit  Facility").  The Senior  Credit  Facility  initially consisted of a $30.0 million A term loan  facility (the "A Term Loan"),  a $10.0 million B term loan facility (the "B Term Loan"),  and a $10.0 million revolving loan facility (the  "Revolving Loan  Facility").  On October 1, 2004, the Senior
Credit Facility was amended to, among other things,  increase the B Term Loan to
$23.0 million and to modify  certain  financial  covenants.  The A Term Loan and
Revolving Loan Facility mature on August 25, 2007, while the B Term Loan matures on August 25, 2008.  The Company is entitled to select either  Eurodollar  Loans
(as  defined)  or Base Rate Loans (as  defined),  plus  applicable  margin,  for principal  borrowings  under the Senior Credit  Facility.  Applicable  margin is determined by a pricing grid based on the Company's  Consolidated Total Leverage
Ratio (as defined) as follows:

                            A Term         B Term                       A Term         B Term        Revolving
                             Loans          Loans       Revolving        Loans          Loans          Loans
         Consolidated     maintained     maintained       Loans        maintained     maintained     maintained
            Total             as             as         maintained        as             as             as
          Leverage         Base Rate      Base Rate    as Base Rate    Eurodollar     Eurodollar     Eurodollar
  Level     Ratio            Loans         Loans          Loans          Loans          Loans          Loans

-------  --------------   ----------    -----------    ------------    ----------    ------------    -----------
    1     Less than
          2.50:1.00          2.50%         2.75%           2.50%          3.50%          3.75%          3.50%

          Greater than
          or equal to
          2.50:1.00 but
          less than
    2     3.00:1.00          2.75%         3.00%           2.75%          3.75%          4.00%          3.75%

          Greater than
    3     or equal to
          3.00:1.00          3.00%         3.25%           3.00%          4.00%          4.25%          4.00%

         However,  from  October 1, 2004 until  delivery  to the  lenders of the
Company's financial statements for the quarter ending December 31, 2004, Level 2 pricing applies. Interest is payable periodically on borrowings under the Senior
Credit  Facility.  In addition,  commencing on December 31, 2003 and on the last day of each  quarter  thereafter,  the  Company is  required  to make  principal repayments on the A Term Loan in increasing  amounts and  commencing on December
31, 2004 and on the last day of each quarter thereafter, the Company is required to make  principal  payments  on the B Term Loan in the amount of $57,500  until
August 25,  2008 when the Company is required to make a payment in the amount of
$22,137,500.  The  Senior  Credit  Facility  is  collateralized  by  all  of the
Company's  assets.  Additionally,  the Company is  precluded  from  declaring or paying any cash  dividends,  except it may accrue and  accumulate,  but not pay, cash dividends on its outstanding  redeemable  preferred  stock. As of September
30, 2004, $25.4 million was outstanding under the A Term Loan, $10.0 million was outstanding  under the B Term Loan and $4.8  million was  outstanding  under the
Revolving Loan Facility with a weighted average interest rate of 6.6%.

         The Company is also required to meet certain  affirmative  and negative covenants,  including  but not limited to  financial  covenants.  The Company is required  to assess its  compliance  with these  financial  covenants  under the
Senior Credit Facility on a quarterly basis. These financial covenants are based on a  measure  that  is not  consistent  with  accounting  principles  generally accepted in the United  States of America.  Such measure is EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further  modified by certain defined  adjustments.  The failure to meet these covenants,  absent a waiver or amendment, would place the Company in default and cause the debt  outstanding  under the Senior  Credit  Facility  to  immediately become due and  payable.  The  Senior  Credit  Facility  also  includes  certain cross-default  provisions to the Company's 16.3% Senior  Subordinated  Notes due
February 27, 2009.  The Company was in compliance  with all covenants  under the
Senior Credit  Facility as of September 30, 2003 and all subsequent  quarters up to and including September 30, 2004.

         In connection  with the  termination  of the Amended  Credit  Facility, during the first quarter of fiscal 2004, the Company  recognized a loss from the write-off of $0.9 million in unamortized  financing  costs  associated  with the
Amended Credit Facility and recorded $2.2 million in financing costs  associated with the Senior Credit  Facility.  Such costs will be amortized over the life of the Senior Credit Facility.

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

         The Company uses derivative  instruments to manage exposure to interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most  effective  methods to  eliminate  or reduce the impacts of this exposure.  Prior to August 25, 2003, the Company was a party to an interest rate swap agreement  (the "Prior Swap") with a notional  amount of $12.5 million and a termination  date of September 28, 2003. Under the Prior Swap, the Company
paid a fixed  interest  rate of 5.23%  per  annum  and  received  a  LIBOR-based floating  rate. In conjunction  with the  termination of the Prior Swap prior to maturity, the Company paid $86,000, which represented the fair value of the swap liability.  The $86,000 was  reclassified  from other  comprehensive  income and recognized as a component of the loss on early extinguishment of debt.

         The Prior Swap,  which was designated as a cash flow hedge,  was deemed to be a highly effective transaction, and accordingly the loss on the derivative instrument was reported as a component of other comprehensive income (loss). For the quarter ended September 30, 2003, the Company recorded  $43,000,  net of the reclassification adjustment of $86,000, representing the change in fair value of the Prior Swap, as other comprehensive income.

         In order to reduce the  Company's  exposure to increases in  Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap  transaction  (the "Swap") on October 2, 2003, in the amount of $20.0 million ("Notional  Amount") with an effective date of March 15,
2004 and a maturity  date of  September  15,  2005.  Pursuant  to the Swap,  the
Company  pays  a  fixed  interest  rate  of  2.12%  per  annum  and  receives  a
Eurodollar-based  floating  rate.  The effect of the Swap is to  neutralize  any changes  in  Eurodollar  rates  on the  Notional  Amount.  As the  Swap  was not effective  until March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such, an unrealized  loss of $177,000 was recognized in the Company's results of operations  for the fiscal year ended June 30, 2004,  reflecting  the change in fair value of the Swap from  inception to the  effective  date.  As of
March 15, 2004,  the Swap met the  requirements  to be designated as a cash flow hedge and is deemed a highly  effective  transaction.  Accordingly,  the Company recorded $264,000,  representing the change in fair value of the Swap from March
15, 2004 through June 30, 2004, as other comprehensive income. The fair value of the Swap changed by $36,000 during the first quarter of fiscal 2005 to $51,000.

NOTE 5.  SUBORDINATED DEBT

         In October  1997,  the Company  issued $30.0  million of its 12% Senior
Subordinated  Promissory  Notes (the "1997  Notes") with  interest  only payable semi-annually  on April 30 and October 31, due October 31, 2004.  The 1997 Notes
were sold with  detachable  seven year  warrants  to purchase  an  aggregate  of
655,738 shares of common stock at an exercise price of $16.40 per share.  At the date of issuance,  in accordance with APB 14,  "Accounting for Convertible  Debt and Debt Issued with Purchase Warrants," the Company allocated proceeds of $29.7 million to the debt and $0.3 million to warrants, with the resulting discount on the debt referred to as the Original Issue  Discount.  Prior to August 25, 2003,
the Original  Issue  Discount was being  amortized as interest  expense over the life of the debt,  resulting in an effective  interest rate on the 1997 Notes of
12.1% per annum. The amount allocated to the warrants was credited to Additional
Paid-In Capital. In conjunction with the issuance of the 1997 Notes, the Company was required to meet certain  affirmative and negative  covenants.  In addition,
NationsBanc Montgomery Securities, Inc., the placement agent, received a warrant to purchase an aggregate of 30,000  shares of common stock at an exercise  price of $14.64 per share.

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

         In return for modifying certain financial  covenants governing the 1997
Notes,  the exercise price of 612,053 of the warrants  issued in connection with the 1997 Notes was reduced to $6.65 per share. On May 4, 1999, the trading range of the Company's  common stock was $6.44 to $6.88 per share.  To assist with the valuation of the newly issued  warrants and the repriced  warrants,  the Company hired an outside  consultant.  Utilizing the  Black-Scholes  Model, the warrants issued with the 1997 Notes were  valued at $1.26 per  warrant,  or an  aggregate value of  $773,702  and the  warrants  issued  with the 1999  Notes at $1.47 per warrant,  or an  aggregate  value of $549,032.  Both  amounts  were  recorded as
Additional  Paid-In  Capital,  offset by the Original Issue  Discount,  which is netted against the outstanding  balance of the 1997 Notes and 1999 Notes.  After giving effect to the amortization of the Original Issue Discount,  the effective interest rate on the 1999 Notes was 13.57% per annum.

         During the fiscal  year ended  June 30,  2002,  65,574 of the  warrants issued in  connection  with the 1997 Notes were  exercised  and  converted  into shares of the Company's  common stock.  On August 22, 2002, in conjunction  with the private  placement of 1,663,846  shares of the Company's  common stock,  the remaining  warrants  issued in conjunction  with the 1997 Notes and the warrants issued in connection with the 1999 Notes were adjusted pursuant to anti-dilution provisions  to provide for the purchase of an  additional  21,906  shares of the
Company's common stock.  During fiscal 2004,  warrants to purchase 30,831 shares of the Company's  common stock issued in connection with the 1997 Notes and 1999
Notes were exercised  pursuant to the cashless exercise  provision  contained in the warrants.  In connection  with the cashless  exercise,  warrants to purchase
50,647 shares of the Company's common stock were canceled.  In addition,  during the first  quarter of fiscal 2005,  warrants to purchase  111,701  shares of the
Company's common stock were exercised for proceeds of $742,812.

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
additional value of $1.31 and $0.97 per warrant,  respectively,  or an aggregate value  of  $760,090.  At the  date  of  issuance,  in  accordance  with  APB 14,
"Accounting  for Convertible  Debt and Debt Issued with Purchase  Warrants," the
Company allocated  proceeds of $27.7 million to the debt and $2.3 million to the warrants,  with the  resulting  discount on the debt referred to as the Original
Issue  Discount.  The  Original  Issue  Discount is being  amortized as interest expense  over the life of the debt.  In addition,  in fiscal  2004,  warrants to purchase  75,000 shares of the Company's  common stock issued in connection with the New Notes were  exercised  for proceeds of $659,250,  recorded as additional paid-in-capital  on the  Company's  balance  sheet  as of June 30,  2004.  As of
September 30, 2004, warrants to purchase 1,171,783 shares of common stock issued in connection with the 1997 Notes, 1999 Notes and New Notes were outstanding.

         As with the Senior  Credit  Facility,  the  Company is required to meet certain  affirmative and negative  covenants under the New Notes,  including but not limited to financial covenants.  In conjunction with the modification of the
Senior Credit Facility on October 1, 2004,  certain  financial  covenants of the
New Notes were modified.  The Company was in compliance with all covenants under the New Notes as of  September  30, 2003 and all  subsequent  quarters up to and including the quarter ended September 30, 2004.

         In  connection  with the  early  repayment  of the 1997  Notes and 1999
Notes, during the first quarter of fiscal 2004, the Company recognized a loss of
$1.0 million attributable to the unamortized  financing costs and Original Issue
Discount  associated  with the 1997  Notes and 1999  Notes,  and  recorded  $0.6 million of financing costs  associated  with the New Notes.  Such fees are being amortized  over  the  life of the New  Notes.  The  weighted  average  effective interest rate of the New Notes,  including the  amortization  of Original  Issue
Discount, is 18.0%.

NOTE 6.  REDEEMABLE PREFERRED STOCK

         In  May  2000,  the  Company  sold  5,000  shares  of its  Series  A 8%
Cumulative  Convertible  Preferred  Stock, no par value (the "Series A Preferred
Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends  were payable  quarterly in arrears at the rate of 8% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash, were added to the
Liquidation Preference.  Shares of the Series A Preferred Stock were convertible into  shares  of  common  stock at any time at a  conversion  price of $9.28 per share. In connection with the sale,  costs in the amount of $65,000 were charged to  paid-in  capital.  Effective  August  18,  2004,  the holder of the Series A
Preferred  Stock  converted its shares into 754,982 shares of common stock,  and
$7,006,241,  representing the Liquidation Preference, was reclassified to common stock and additional paid-in capital in the Company's balance sheet.

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

         During the three months ended September 30, 2004 and 2003, the carrying amount (and Liquidation  Preferences) of the Series A Preferred Stock and Series
B  Preferred  Stock  ("Preferred   Stock")  was  increased  by  $135  and  $185,
respectively,  for  dividends  accrued.  The Series B  Preferred  Stock shall be mandatorily redeemed by the Company within 30 days after a Change in Control (as defined)  of the  Company  (the date of such  redemption  being  the  "Mandatory
Redemption  Date")  at  an  amount  equal  to  the  then  effective  Liquidation
Preference  plus accrued and unpaid  dividends  thereon  from the last  dividend payment date to the Mandatory  Redemption Date, plus if the Mandatory Redemption
Date is on or prior to the fourth  anniversary  of the  issuance of the Series B
Preferred  Stock,  the amount of any dividends  that would have accrued and been payable  on the Series B  Preferred  Stock from the  Mandatory  Redemption  Date through the fourth anniversary date.

         In addition,  outstanding shares of Series B Preferred Stock vote on an
"as  converted  basis" with the holders of the common stock as a single class on all matters that the holders of the common stock are entitled to vote upon.

NOTE 7.  STOCK OPTION PLANS

         The Board of Directors of the Company adopted the 1995 Option Plan (the
"1995 Plan").  Under the 1995 Plan, the Company has reserved 2,400,000 shares of common stock for  employees  of the  Company.  Under the terms of the 1995 Plan, options  granted may be either  incentive stock options or  non-qualified  stock options. The exercise price of incentive options shall be at least equal to 100%
of the fair market value of the Company's common stock at the date of the grant, and the exercise  price of  non-qualified  stock options issued to employees may not be less than 75% of the fair market value of the  Company's  common stock at the date of the grant.  The maximum  term for all options is ten years.  Options granted to date  generally  vest in equal annual  installments  from one to five years,  though a limited  number of grants  were  partially  vested at the grant date. The  weighted-average  fair value per share of options  granted during the
three  months  ended   September   30,  2004  and  2003  was  $5.70  and  $3.15,
respectively.

         The following summarizes the transactions pursuant to the 1995 Plan:
                                                              WEIGHTED AVERAGE
                                                OPTIONS       EXERCISE PRICE PER       OPTIONS
                                              OUTSTANDING           OPTION          EXERCISABLE
                                              -----------     ------------------    -----------

Outstanding at June 30, 2003                   1,288,420                 $ 9.13          640,373
         Granted                                  82,250                   8.77
         Expired or canceled                     (70,250)                 12.39
         Exercised                                    --                     --
                                              ----------
Outstanding at September 30, 2003              1,300,420                 $ 8.93          653,143
                                              ==========

Outstanding at June 30, 2004                   1,504,523                $ 10.56          640,373
         Granted                                   1,000                  19.41
         Expired or canceled                        (688)                 18.02
         Exercised                                (7,159)                  9.36
                                              ----------
Outstanding at September 30, 2004              1,497,676                $ 10.56          900,914
                                              ==========

         The following table sets forth certain  information as of September 30,
2004:

                                        OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                    ------------------------------------------------------------     -------------------------------------------
RANGE OF EXERCISE                          WEIGHTED AVERAGE     WEIGHTED AVERAGE                               WEIGHTED AVERAGE
PRICES              OPTIONS OUTSTANDING     REMAINING LIFE       EXERCISE PRICE       OPTIONS EXERCISABLE       EXERCISE PRICE
-----------------   -------------------    ----------------    -----------------     ---------------------     -----------------
$  0.00 - $ 5.00                149,613                7.50     $           4.83                   95,261      $            4.84
$  5.01 - $10.00                596,000                6.57                 7.54                  399,844                   7.28
$ 10.01 - $15.00                567,463                7.08                12.40                  359,660                  11.99
$ 15.01 - $20.00                184,600                9.74                19.29                   46,149                  19.29
                    -------------------    ----------------    -----------------     ---------------------     -----------------
                              1,497,676                7.25     $          10.56                  900,914      $            9.52
                    ===================    ================    =================     =====================     =================

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

                                                        WEIGHTED AVERAGE
                                         OPTIONS       EXERCISE PRICE PER        OPTIONS
                                       OUTSTANDING           OPTION            EXERCISABLE
                                       -----------     ------------------      -----------
Outstanding at June 30, 2003                66,000     $             9.11           45,997
         Granted                             6,000                  10.83
         Expired or canceled                  --                     --
         Exercised                            --                     --
                                       -----------
Outstanding at September 30, 2003           72,000     $             9.25           47,996
                                       ===========

Outstanding at June 30, 2004                79,914                  10.54           53,994
         Granted                              --                     --
         Expired or canceled                  --                     --
         Exercised                          (1,914)                 10.83
                                       -----------
Outstanding at September 30, 2004           78,000     $            10.54           53,994
                                       ===========

         The following table sets forth certain  information as of September 30,
2004:

                                        OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                    ------------------------------------------------------------     -------------------------------------------
RANGE OF EXERCISE                          WEIGHTED AVERAGE     WEIGHTED AVERAGE                               WEIGHTED AVERAGE
PRICES              OPTIONS OUTSTANDING     REMAINING LIFE       EXERCISE PRICE       OPTIONS EXERCISABLE       EXERCISE PRICE
-----------------   -------------------    ----------------    -----------------     ---------------------     -----------------
$  5.01 - $10.00                 36,000                4.90     $           7.52                   31,998      $           7.38
$ 10.01 - $15.00                 30,000                6.78                12.10                   18,000                 12.27
$ 15.01 - $20.00                 12,000                9.44                15.74                    3,996                 15.74
                    -------------------    ----------------    -----------------     ---------------------     -----------------
                                 78,000                6.32     $          10.54                   53,994      $           9.63
                    ===================    ================    =================     =====================     =================

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

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                               2004             2003
                                                          ----------       ---------

Net income (loss), as reported                               $ 1,854       $ (1,419)
Less:
   Stock-based compensation
       - fair value measurement                                 (362)          (181)
                                                          ----------       ---------
Net income (loss), pro forma                                   1,492         (1,600)
Preferred stock dividends                                       (135)          (185)
                                                          ----------       ---------
Net income (loss) available to
       common shareholders - pro forma                       $ 1,357       $ (1,785)
                                                          ==========       =========

Basic income (loss) per share - reported                      $ 0.15        $ (0.15)
                                                          ==========       =========
Basic income (loss) per share - pro forma                     $ 0.12        $ (0.17)
                                                          ==========       =========

Diluted income (loss) per share - reported                    $ 0.14        $ (0.15)
                                                          ==========       =========
Diluted income (loss) per share - pro forma                   $ 0.11        $ (0.17)
                                                          ==========       =========

Expected volatility                                            28-40%         37-40%
Risk free interest rate                                      2.6-6.6%       2.6-6.6%
Expected dividend yield                                         0%             0%
Expected lives                                              3-5 years      3-5 years

NOTE 8.  COMPREHENSIVE INCOME (LOSS)

         The  components of  comprehensive  income (loss) are as follows for the periods presented (in thousands):

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                               2004           2003
                                                        -------------     --------------
           Net income (loss)                              $   1,854       $   (1,419)
           Interest rate swap transaction (Note 4)              (36)             129
                                                        -------------     --------------
           Comprehensive income (loss)                    $   1,818       $   (1,290)
                                                        =============     ==============

NOTE 9.  SUBSEQUENT EVENT

         On  October  1,  2004,  the  Company  purchased  the bulk CO2  beverage carbonation business of privately-owned Pain Enterprises,  Inc., of Bloomington,
Indiana,  for total cash  consideration  of $15.5 million.  The Company acquired approximately  9,800  customer  accounts,  including  7,000  tanks  in  service, vehicles,  parts, and supplies.  Pain Enterprises' bulk CO2 beverage carbonation business operated in 12 Midwestern and Southeastern  states:  Florida,  Georgia,
Illinois,  Indiana,  Iowa,  Kentucky,  Michigan,   Missouri,   Minnesota,  Ohio,
Tennessee and  Wisconsin.  The purchase  price is expected to allocated  between tangible assets,  intangible assets,  and goodwill as follows:  $6.8 million for tangible  assets,  $6.4  million  for  intangible  assets and $2.3  million  for goodwill.  The Company is currently  evaluating the expected useful lives of the related asset categories.

            In conjunction  with this  transaction,  the Company's Senior Credit
Facility was amended to, among other things, increase the B Term Loan from $10.0 million to $23.0 million and to modify certain covenants.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
RESULTS OF  OPERATIONS  CONTAINS  FORWARD-LOOKING  STATEMENTS  REGARDING  FUTURE
EVENTS AND OUR FUTURE RESULTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES,
FORECASTS,  AND  PROJECTIONS  ABOUT THE  INDUSTRY  IN WHICH WE  OPERATE  AND THE
BELIEFS  AND   ASSUMPTIONS   OF  OUR   MANAGEMENT.   WORDS  SUCH  AS  "EXPECTS,"
"ANTICIPATES,"  "TARGETS," "GOALS," "PROJECTS,"  "INTENDS," "PLANS," "BELIEVES,"
"SEEKS,"  "ESTIMATES,"  VARIATIONS  OF SUCH WORDS AND  SIMILAR  EXPRESSIONS  ARE
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
CAUTIONED THAT THESE  FORWARD-LOOKING  STATEMENTS ARE ONLY  PREDICTIONS  AND ARE
SUBJECT TO RISKS, UNCERTAINTIES,  AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.
THEREFORE,  ACTUAL  RESULTS  MAY  DIFFER  MATERIALLY  AND  ADVERSELY  FROM THOSE
EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

         We believe  that we are the largest  supplier  in the United  States of bulk CO2 systems and bulk CO2 for  carbonating  fountain  beverages based on the number of bulk CO2 systems  leased to  customers.  As of September  30, 2004, we operated a national  network of 108  service  locations  in 45 states  servicing approximately  83,000  bulk  and  high  pressure  customers.  Currently,  99% of fountain beverage users in the continental  United States are within our present service area. On October 1, 2004, we purchased the bulk CO2 beverage carbonation business of privately-owned Pain Enterprises, Inc., of Bloomington, Indiana. The transaction  involved the acquisition of approximately  9,800 customer accounts, including 7,000 tanks in service,  vehicles,  parts, and supplies,  bringing our
total  customer  count  to  approximately   93,000.   The  acquisition  of  Pain
Enterprises'  bulk  CO2  beverage  carbonation  business  in 12  Midwestern  and
Southeastern  states:  Florida,  Georgia,  Illinois,  Indiana,  Iowa,  Kentucky,
Michigan, Missouri,  Minnesota, Ohio, Tennessee and Wisconsin,  provides further penetration into markets in which we operate.

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

         We have entered into master service  agreements  with 32 of the largest
100 restaurant and  convenience  store chains.  These master service  agreements generally  provide for a  commitment  on the part of the operator for all of its currently  owned locations and may also include future  locations.  In addition, the agreements generally provide that the operator's franchisees may participate in the  program and the  franchisor  undertakes  to promote our  services to its franchisees.  We currently service  approximately  31,000 locations  pursuant to existing master service agreements and these agreements represent an opportunity to service an additional 32,000 locations.  We are actively working on expanding the  number  of master  service  agreements  with  numerous  restaurant  chains, including  some of the  largest  operators.  During the first  quarter of fiscal
2005, we signed 4,400 new accounts,  2,200 of which  represented  two new master service agreements.

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

         Since 1990, we have devoted  significant  resources to building a sales and marketing  organization,  adding  administrative  personnel and developing a national  infrastructure  to  support  the  rapid  growth  in the  number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in accumulated net losses of $53.9 million at September 30, 2004.

RESULTS OF OPERATIONS

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                             ----------------------------------
Income Statement Data:                                          2004             2003
                                                             ----------       ------------

Product sales                                                   61.9%              62.1%
Equipment rentals                                               38.1                37.9
                                                             ----------       ------------
Total revenues                                                 100.0               100.0

Cost of products sold, excluding
    depreciation and amortization                               43.0                42.6
Cost of equipment rentals, excluding
    depreciation and amortization                                2.5                 4.1
Selling, general and administrative expenses                    18.7                19.8
Depreciation and amortization                                   17.1                19.3
Loss on asset disposal                                           0.7                 2.1
                                                             ----------       ------------
Operating income                                                18.0                12.1
Loss on early extinguishment of debt                               -                 9.7
Interest expense                                                 9.3                 9.4
                                                             ----------       ------------

Income (loss) before income taxes                                8.7                (7.0)
Provision for income taxes                                       0.2                  -
                                                             ----------       ------------
Net income (loss)                                                8.5%             (7.0)%
                                                             ==========       ============

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

TOTAL REVENUES

         Total revenues  increased by $1.6 million,  or 8.1%, from $20.2 million in 2003 to $21.9  million in 2004.  Revenues  derived  from our bulk CO2 service plans  increased by $1.7  million,  or 8.6%, of which $1.5 million was due to an increase in the number of customer  locations and $0.2 million was primarily due to a 2.9% increase in CO2 sold to the average  customer.  These  increases  were partially offset by the net impact of a $0.1 million decrease in revenue derived from high pressure  cylinder  products and services  other than bulk CO2 service plans.

         The  following  table  sets  forth,  for  the  periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------

Service Plan                                                            2004               2003
                                                                     ----------           ---------

        Bulk budget plan1                                                 61.5%              62.1%

        Equipment lease/product purchase plan2                            13.0               11.3

        Product purchase plan3                                             8.9                8.6

        High pressure cylinder4                                            5.5                6.0

        Other revenues5                                                   11.1               12.0
                                                                     ----------           ---------
                                                                         100.0%            100.0%
                                                                     ==========           =========

        1 Combined fee for bulk CO2 tank and bulk CO2.
        2 Fee for bulk CO2 tank and, separately, bulk CO2 usage.
        3 Bulk CO2 only.
        4 High pressure CO2 cylinders and non-CO2 gases.
        5 Surcharges and other charges.

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

         Product Sales - Revenues  derived from the product sales portion of our service plans increased by $0.9 million,  or 7.8%, from $12.6 million in 2003 to
$13.5  million in 2004.  The increase in revenues is due to an 8.8%  increase in the average  number of customer  locations  serviced and a 2.9%  increase in CO2 used by the average customer.  These were partially offset by a 1.3% decrease in
CO2  pricing,  and a decrease  in  revenues  derived  from the sale of gases and services other than CO2. As we have implemented  master service  agreements with leading national restaurant  organizations,  revenues derived from increases in
CO2  sold  to the  average  customer  have  been  partially  offset  by  pricing incentives.

         Equipment  Rentals -  Revenues  derived  from the lease  portion of our service plans  increased by $0.7 million,  or 8.7%, from $7.7 million in 2003 to
$8.3 million in 2004,  primarily due to a 9.2% increase in the average number of
customer   locations  leasing  equipment  from  us  and  price  increases  to  a significant  number of our customers  consistent  with the Consumer Price Index, partially offset by incentive pricing provided to multiple  national  restaurant organizations  utilizing  our  equipment  under the bulk  budget  and  equipment lease/product purchase plans pursuant to master service agreements.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

         Cost  of  products  sold,  excluding   depreciation  and  amortization,
increased from $8.6 million in 2003 to $9.4 million in 2004, while increasing as a  percentage  of  product  sales  revenue  from 68.6% to 69.4%.  Product  costs increased by $0.4 million from $3.2 million in 2003 to $3.5 million in 2004. The base price with our primary  supplier of CO2  increased  by the  Producer  Price
Index,  while the volume of CO2 sold by us increased by 10.2%,  primarily due to an 8.8%  increase in our average  customer  base and a 2.9% increase in CO2 sold these customers.

         Operational  costs,  primarily  wages and  benefits  related to cost of products  sold,  increased  from $3.3  million in 2003 to $3.5  million in 2004, primarily due to an increase in route driver costs. As of September 30, 2004, we had 279 drivers as compared to 254 last year, primarily representing the filling of open positions. However, some of the headcount increase in drivers was offset by a reduction in depot and regional management headcount. In addition, while we have  realized a  substantial  savings in workers'  compensation  costs due to a reduction in claims and severity,  we continue to experience  higher health care costs, generally due to market conditions.

         Truck  delivery  expenses  increased  from $1.3 million in 2003 to $1.5 million in 2004 primarily due to the increased  customer base and fuel costs. We have been able to minimize the impact of increased fuel costs and variable lease costs  associated with truck usage by continuing to improve  efficiencies in the timing and routing of deliveries.  While total miles driven increased by 5.6% on an average  customer  base that  increased  by 8.8%,  miles  driven per  average customer  decreased  3.2%.  In addition,  continued  improvements  in our safety record the past year have resulted in a  significant  reduction in the amount of workers' compensation and vehicle accident claims expense.

         Occupancy  and shop costs  related to cost of  products  sold  remained constant at $0.8 million in both 2003 and 2004.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

         Cost of equipment  rentals,  excluding  depreciation and  amortization, decreased  by $0.2  million  from $0.8  million in 2003 to $0.6 million in 2004, while deceasing as a percentage of equipment rentals revenue from 10.8% to 6.6%.
The  reduction  in cost of equipment  rentals  reflected in expense is primarily attributable  to a greater  percentage of costs being  capitalized in connection with  our  bulk  CO2  systems  due to  increased  efficiency  of  our  technical installers and the number of new activations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling,  general and administrative expenses increased by $0.1 million from  $4.0  million  in 2003 to $4.1  million  in 2004,  while  decreasing  as a percentage of total revenues from 19.8% in 2003 to 18.7% in 2004.

         Selling related expenses  increased by $0.2 million,  from $0.7 million in 2003 to $0.9  million in 2004,  primarily  the result of an increase in wages and  related  benefits  due  to an  increase  in  the  headcount  of  our  sales organization specifically directed at marketing and growth opportunities.

         General and administrative expenses decreased by $0.1 million, or 2.6%, from $3.3 million in 2003 to $3.2 million in 2004. This improvement is due to an improvement in outside contract labor and workers' compensation costs, partially offset by approximately $0.1 million in hurricane related expenses.

DEPRECIATION AND AMORTIZATION

         Depreciation  and  amortization  decreased from $3.9 million in 2003 to
$3.7  million in 2004.  As a  percentage  of total  revenues,  depreciation  and amortization expense decreased from 19.3% in 2003 to 17.1% in 2004.

         Depreciation  expense  decreased  from  $3.4  million  in  2003 to $3.3 million in 2004.  As we  continue  with our plan to  replace  all 50 and 100 lb.
tanks in service over the next two years, depreciation expense from these tanks, whose  expected  useful lives were  shortened to coincide  with the  replacement plan,  resulted in depreciation  expense of $0.1 million in 2004, down from $0.2 million in 2003. In addition,  certain costs  associated with the initial direct placement of bulk CO2 systems at customer sites which are capitalized, are fully depreciated  upon the completion of the initial contract term, and upon contract renewal, no such costs are incurred.

         Amortization  expense  decreased  from  $0.5  million  in  2003 to $0.4 million in 2004.  This  decrease is due to a reduction  in the  amortization  of deferred charges from our current  financing  arrangements  effective August 25,
2003 compared to our prior facilities.

LOSS ON ASSET DISPOSAL

         Loss on asset  disposal  decreased  from $0.4  million  in 2003 to $0.2 million in 2004, while decreasing as a percentage of total revenues from 2.1% to
0.7%.

OPERATING INCOME

         For the reasons  previously  discussed,  operating  income increased by
$1.5 million from $2.4 million in 2003 to $3.9 million in 2004.  As a percentage of total  revenues,  operating  income  improved  from 12.1% in 2003 to 18.0% in
2004.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

         During the  quarter  ended  September  30,  2003,  we  accelerated  the recognition  of $1.5 million in deferred  financing  costs  associated  with the refinancing of our long-term  debt. In addition,  we accelerated the recognition of the  unamortized  portion of the Original Issue Discount  associated with our
12% Senior Subordinated Promissory Notes, $0.4 million, and paid $0.1 million in conjunction with the early termination of an interest rate swap agreement.

INTEREST EXPENSE

         Interest expense increased from $1.9 million in 2003 to $2.0 million in
2004,  while  decreasing as a percentage of total  revenues from 9.4% in 2003 to
9.3% in 2004.  The effective  interest rate of our debt  increased from 10.6% to
12.0% per annum, primarily due to the terms of our refinancing in August 2003.

INCOME (LOSS) BEFORE INCOME TAXES

         See discussion of Net Income (Loss).

PROVISION FOR INCOME TAXES

         As of September 30, 2004, we had net operating loss  carryforwards  for federal income tax purposes of approximately  $93 million and for state purposes in varying amounts, which are available to offset future federal taxable income, if any, in varying amounts through June 2024.  However, a portion of our taxable income is subject to the alternative minimum tax ("AMT"),  which is reflected in our  statements of  operations  for 2004 along with a provision for state income taxes. Our provision for income taxes in 2004 was $0.1 million. No provision was made for income tax expense in 2003 due to our net loss.

         We continue to evaluate  the deferred  tax asset  valuation  allowance.
Deferred  income  taxes  reflect  the net tax effects of  temporary  differences between the carrying  amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax purposes.  Substantially all of our deferred tax assets represent the benefit of loss carryforwards that arose prior to fiscal year 2004. In assessing the  realizability of deferred tax assets,  we consider  whether  it is more  likely  than not that some  portion or all of the deferred tax assets will not be realized.  Among other  matters,  realization of the entire deferred tax asset is dependent on our ability to generate sufficient taxable income prior to the expiration of the  carryforwards.  While we attained profitability during fiscal year 2004, based on the available objective evidence and the recent history of losses, we cannot conclude that it is more likely than not that the net deferred tax assets will be fully realizable.  Accordingly,  we have recorded a valuation allowance equal to the

amount of our net  deferred  tax  assets.  However,  as we  continue to generate future taxable  income,  the valuation  allowance will be reviewed,  which could result in a material  income tax  benefit  being  recorded in our  statement  of operations.

NET INCOME (LOSS)

         For the reasons  described  above,  net income (loss)  improved by $3.3 from a $1.4 million net loss in 2003 to net income of $1.9 million in 2004.

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

         EBITDA,  as set forth in the table below (in  thousands),  increased by
$1.3  million,  or 21.0%,  from $6.4 million in 2003 to $7.7 million in 2004 and increased as a percentage of total revenues from 31.4% to 35.1%.

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                                 2004              2003
                                                -----------     ----------
Net income (loss)                               $ 1,854         $ (1,419)
Interest expense                                  2,040            1,897
Depreciation and amortization                     3,740            3,912
Provision for income taxes                           54               -
Loss on early extinguishment of debt                -              1,964
                                                -------          -------
EBITDA                                          $ 7,688          $ 6,354
                                                =======          =======

Cash flows provided by (used in):
  Operating activities                          $ 3,277          $ 3,498
  Investing activities                         $ (4,441)        $ (3,577)
  Financing activities                          $ 3,851           $ (223)

LIQUIDITY AND CAPITAL RESOURCES

         Our cash requirements  consist principally of (1) capital  expenditures associated  with  purchasing  and placing new bulk CO2 systems  into  service at customers'  sites;  (2)  payments  of  principal  and  interest  on  outstanding indebtedness;  and (3) working capital. Whenever possible, we seek to obtain the use of vehicles,  land, buildings,  and other office and service equipment under operating leases as a means of conserving  capital. As of September 30, 2004, we anticipate making cash capital  expenditures of approximately  $20.0 million for internal growth over the next twelve months, primarily for purchases of bulk CO2 systems for new customers,  the  replacement  with larger bulk CO2 systems of 50 and 100 lb. bulk CO2 systems in service at existing  customers  and  replacement units for our truck fleet. In June 2002, we adopted a plan to replace all 50 and
100 lb.  bulk CO2  systems  in service  at  customers  over a three to four year period.  While this  decision may not  increase  revenues  generated  from these customers, it is expected to improve operating  efficiencies,  gross margins and profitability.  Once bulk CO2  systems  are placed into  service,  we  generally experience  positive  cash  flows on a  per-unit  basis,  as there  are  minimal additional capital expenditures required for ordinary operations.

         In addition to capital  expenditures  related to  internal  growth,  we review opportunities to acquire bulk CO2 service accounts,  and may require cash in an  amount  dictated  by  the  scale  and  terms  of  any  such  transactions successfully  concluded.  On October 1, 2004, we purchased the bulk CO2 beverage carbonation business of privately-owned Pain Enterprises,  Inc., of Bloomington,

Indiana, for total cash consideration of $15.5 million. The transaction involved the acquisition of approximately 9,800 customer accounts,  including 7,000 tanks in service,  vehicles,  parts, and supplies. Pain Enterprises' bulk CO2 beverage carbonation business operated in 12 Midwestern and Southeastern states: Florida,
Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri, Minnesota, Ohio,
Tennessee and Wisconsin.

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

         On August 25,  2003,  we  terminated  the Amended  Credit  Facility and entered into a $50.0 million  senior  credit  facility with a syndicate of banks
(the "Senior Credit Facility").  The Senior Credit Facility initially  consisted of a $30.0 million A term loan  facility (the "A Term Loan"),  a $10.0 million B term loan  facility  (the "B Term Loan"),  and a $10.0  million  revolving  loan facility (the  "Revolving  Loan  Facility").  On October 1, 2004, in conjunction with the Pain  Enterprises  transaction,  the Senior Credit Facility was amended to, among other things,  increase the B Term Loan to $23.0 million and to modify certain financial covenants.  The A Term Loan and Revolving Loan Facility mature on August  25,  2007,  while the B Term Loan  matures on August  25,  2008.  The
Company is entitled to select either  Eurodollar Loans (as defined) or Base Rate
Loans (as defined),  plus applicable margin, for principal  borrowings under the
Senior Credit Facility.  Applicable margin is determined by a pricing grid based on our Consolidated Total Leverage Ratio (as defined) as follows:

                            A Term         B Term                       A Term         B Term        Revolving
                             Loans          Loans       Revolving        Loans          Loans          Loans
         Consolidated     maintained     maintained       Loans        maintained     maintained     maintained
            Total             as             as         maintained        as             as             as
          Leverage         Base Rate      Base Rate    as Base Rate    Eurodollar     Eurodollar     Eurodollar
  Level     Ratio            Loans         Loans          Loans          Loans          Loans          Loans

-------  --------------   ----------    -----------    ------------    ----------    ------------    -----------
    1     Less than
          2.50:1.00          2.50%         2.75%           2.50%          3.50%          3.75%          3.50%

          Greater than
          or equal to
          2.50:1.00 but
          less than
    2     3.00:1.00          2.75%         3.00%           2.75%          3.75%          4.00%          3.75%

          Greater than
    3     or equal to
          3.00:1.00          3.00%         3.25%           3.00%          4.00%          4.25%          4.00%

         However,  from  October 1, 2004 until  delivery  to the  lenders of our financial  statements for the quarter ending December 31, 2004,  Level 2 pricing applies.  Interest is payable periodically on borrowings under the Senior Credit
Facility.  In addition,  commencing  on December 31, 2003 and on the last day of each quarter thereafter,  we are required to make principal  repayments of the A
Term Loan in increasing  amounts and  commencing on December 31, 2004 and on the last day of each quarter thereafter,  we are required to make principal payments on the B Term Loan in the amount of $57,500  until  August 25, 2008 when we will be required to make a final payment of  $22,137,500.  The Senior Credit Facility is  collateralized  by all of our assets.  Additionally,  we are precluded  from declaring or paying any cash dividends, except we may accrue and accumulate, but not pay, cash dividends on our  outstanding  redeemable  preferred  stock. As of
September 30, 2004,  $25.4 million was outstanding  under the A Term Loan, $10.0 million was  outstanding  under the B Term Loan and $4.8 million was outstanding under the Revolving Loan Facility with a weighted average interest rate of 6.6%.

         We  are  also  required  to  meet  certain   affirmative  and  negative
covenants,  including but not limited to financial covenants. We are required to assess our compliance  with these  financial  covenants  under the Senior Credit
Facility on a quarterly basis. These financial  covenants are based on a measure that is not consistent  with  accounting  principles  generally  accepted in the
United States of America. Such measure is EBITDA (as defined),  which represents earnings before  interest,  taxes,  depreciation  and  amortization,  as further modified by certain defined  adjustments.  The failure to meet these  covenants, absent a waiver  or  amendment,  would  place us in  default  and cause the debt outstanding  under the Senior  Credit  Facility  to  immediately  become due and
payable.  The  Senior  Credit  Facility  also  includes  certain   cross-default
provisions to our 16.3% Senior Subordinated Notes Due February 27, 2009. We were in  compliance  with all  covenants  under  the  Senior  Credit  Facility  as of
September 30, 2003 and all subsequent quarters up to and including September 30,
2004.

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

         In October 1997, we issued $30.0 million of our 12% Senior Subordinated
Promissory  Notes ("1997  Notes") with  interest only payable  semi-annually  on
April 30 and  October  31, due  October  31,  2004.  On May 4, 1999,  we sold an additional $10.0 million of our 12% Senior Subordinated  Promissory Notes ("1999
Notes").  Except for their October 31, 2005 maturity  date,  the 1999 Notes were substantially  identical  to the 1997 Notes.  As of June 30, 2002 and at various dates in the past we have been unable to meet certain  covenants  under the 1997
Notes  and 1999  Notes  and have had to  obtain  waivers  or  modifications.  On
September  27,  2002,  concurrently  with the  amendment  to the Amended  Credit
Facility,  certain  financial  covenants  of the 1997  Notes and 1999 Notes were amended to adjust  certain  financial  covenants  for the quarter ended June 30,
2002, and prospectively. As of December 31, 2002, we were in compliance with all of the financial  covenants  under the 1997 Notes and 1999 Notes. On February 7,
2003, the interest  coverage  ratio  governing the 1997 Notes and 1999 Notes was amended for the quarter ending March 31, 2003 and prospectively. As of March 31,
2003  and  June  30,  2003,  we were in  compliance  with  all of the  financial covenants under the 1997 Notes and 1999 Notes.

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
We were in compliance with all covenants under the New Notes as of September 30,
2003 and all subsequent quarters up to and including September 30, 2004.

         In  connection  with the  early  repayment  of the 1997  Notes and 1999
Notes,  during the first  quarter of fiscal 2004,  we  recognized a loss of $1.1 million  attributable  to the  unamortized  financing  costs and Original  Issue
Discount  associated  with the 1997  Notes and 1999  Notes,  and  recorded  $0.5 million of  financing  costs and Original  Issue  Discount  associated  with New
Notes.  Such  fees are  being  amortized  over the  life of the New  Notes.  The weighted  average  effective  interest  rate of the  New  Notes,  including  the amortization of deferred financing costs and Original Issue Discount, is 18.0%.

         In May 2000, we sold 5,000 shares of Series A 8% Cumulative Convertible
Preferred Stock, no par value (the "Series A Preferred  Stock"),  for $1,000 per share.  Shares of the Series A Preferred Stock were  convertible  into shares of common  stock at any time at a  conversion  price of $9.28 per share.  Effective
August 18, 2004, the holder of the Series A Preferred Stock converted its shares into 754,982 shares of our common stock.

         During the quarter  ended  September  30, 2004,  our capital  resources included cash flows from operations and available  borrowing  capacity under the
Senior Credit Facility. We believe that cash flows from operations and available borrowings  under the Senior Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

         The table below sets forth our contractual  obligations as of September
30, 2004 (in thousands):

                                                        Less than 1
CONTRACTUAL OBLIGATIONS                   Total             Year           2-3 Years         4-5 Years        Thereafter
-----------------------                 ---------------------------------------------------------------------------------
Senior Credit Facility
   Principal                            $ 40,189          $  7,150          $ 23,039          $ 10,000          $   --
   Interest                                6,208             2,303             3,139               766              --
                                        --------          --------          --------          --------          --------
Total Senior Credit Facility              46,397             9,453            26,178            10,766              --
                                        --------          --------          --------          --------          --------

Subordinated debt
   Principal                              31,441              --                --              31,441              --
   Interest*                              24,695             3,834             8,179            12,682              --
                                        --------          --------          --------          --------          --------
Total subordinated debt                   56,136             3,834             8,179            44,123              --
                                        --------          --------          --------          --------          --------

Other debt, including interest               233                65               130                38              --
Employment agreements                      1,050               733               317              --                --
Operating leases                          13,101             4,139             6,057             2,638               267
                                        --------          --------          --------          --------          --------
Total obligations                       $116,917          $ 18,224          $ 40,861          $ 57,565          $    267
                                        ========          ========          ========          ========          ========

* includes paid-in-kind interest paid upon loan termination

         As previously discussed,  on October 1, 2004, we purchased the bulk CO2 beverage carbonation  business of Pain Enterprises,  Inc. for cash consideration of $15.5 million. Concurrent with the acquisition, the B Loan Note of our Senior
Credit  Facility  was  increased by $13.0  million  from $10.0  million to $23.0 million.

         In  addition,  in May  1997 we  entered  into  an  exclusive  bulk  CO2 requirements contract with The BOC Group, Inc.

         Working  Capital.  At  September  30,  2004 and June 30,  2004,  we had
working  capital of $32,000 and $(4.6)  million,  respectively.  Included in our working  capital as of September  30, 2004,  was $3.0 million  advanced from our
Senior Credit Facility (see Cash Flows from Financing Activities).

         Cash Flows from Operating Activities. Cash flows provided by operations decreased by $0.2 million from $3.5 million in 2003 to $3.3 million in 2004. The improvement derived from net income (excluding non-cash charges) of $1.2 million was offset by a reduction in cash generated by the working capital components of our  balance  sheet,  due in large  part to the timing of cash  collections  and payments being temporarily impacted by weather conditions in September 2004.

         Cash Flows from  Investing  Activities.  During 2004 and 2003, net cash used in investing  activities  was $4.4 million and $3.6 million,  respectively.
These  investing  activities  were primarily  attributable  to the  acquisition, installation and direct placement costs of bulk CO2 systems.

         Cash Flows from Financing Activities.  During 2004, cash flows provided by  financing  activities  was $3.9  million  compared to $0.2  million  used in financing  activities in 2003. On September 30, 2004, we received a $3.0 million advance from our Revolving Loan Facility in  anticipation  of the acquisition of the bulk CO2 beverage carbonation assets of Pain Enterprises, Inc., which closed on October 1, 2004. In 2003, we  refinanced  our debt, as previously  discussed, receiving proceeds of $73.2 million, paying fees associated with the refinancing of  $2.7  million,  while  simultaneously  paying  off  our  previous  financing facilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         On July 1, 2003, we adopted EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the  accounting  by a vendor for  arrangements  under  which the vendor  will perform  multiple  revenue  generating  activities.  As of  September  30, 2004, approximately  58,000 of our customer  locations  utilized a plan agreement that provides for a fixed monthly payment to cover the use of a bulk CO2 system and a predetermined maximum quantity of CO2 ("budget plan"). Prior to July 1, 2003, as lessor,  we  recognized  revenue from leasing CO2 systems  under our budget plan agreements on a straight-line basis over the life of the related leases. We have developed a  methodology  for the purpose of separating  the  aggregate  revenue stream  between the rental of the equipment  and the sale of the CO2.  Effective
July  1,  2003,  revenue  attributable  to the  lease  of  equipment,  including equipment  leased under the budget plan,  is recorded on a  straight-line  basis over the term of the lease and  revenue  attributable  to the  supply of CO2 and other gases,  including  CO2 provided  under the budget plan,  is recorded  upon delivery to the customer.

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

         Under the budget plan,  each customer has a maximum CO2 allowance  that is measured  and reset on the contract  anniversary  date.  At that date,  it is appropriate to record revenue for actual deliveries of CO2 in excess of contract billings. Because of the large number of customers under the budget plan and the fact that the anniversary  dates for determining  maximum  quantities are spread throughout  the  year,  our  methodology  involves  the  use  of  estimates  and assumptions  to separate the aggregate  revenue  stream  derived from  equipment rentals to budget plan  customers,  and also to approximate  the  recognition of revenue from CO2 sales to budget plan customers when earned. We believe that the adoption  of EITF 00-21 has the most impact on the  recognition  of revenue on a quarterly  basis as CO2 usage  fluctuates  during a fiscal year based on factors such as weather, and traditional summer and holiday periods. Over a twelve-month period, we believe that the effect is less significant since seasonal variations are largely  eliminated  and CO2  allowances  under budget plan  agreements  are measured and reset annually.

         In December 2003,  the Financial  Accounting  Standards  Board ("FASB")
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As discussed under  "Management's  Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources" above, as of September 30, 2004, a total of $40.2 million was outstanding under the Senior
Credit Facility with a weighted  average  interest rate of 6.6%.  Based upon the
$40.2  million  outstanding  under the Senior  Credit  Facility at September 30,
2004, our annual  interest cost under the Senior Credit  Facility would increase by $0.4 million for each 1% increase in Eurodollar interest rates.

         In order to reduce our  exposure to increases  in  Eurodollar  interest rates, and consequently to increases in interest  payments,  on October 2, 2003, we entered into an interest rate swap  transaction (the "Swap") in the amount of
$20.0 million (the "Notional  Amount") with an effective date of March 15, 2004.
Pursuant  to the  Swap,  we pay a fixed  interest  rate of 2.12%  per  annum and receive  a  Eurodollar-based  floating  rate.  The  effect  of  the  Swap  is to neutralize any changes in Eurodollar rates on the Notional Amount. We do not, on a routine basis,  enter into  speculative  derivative  transactions or leveraged swap  transactions,  except as disclosed.  As the Swap was not  effective  until
March 15, 2004 and no cash flows were exchanged prior to that date, the Swap did not meet the  requirements  to be designated  as a cash flow hedge.  As such, an unrealized  loss of $177,000 was recognized in our results of operations for the fiscal year ended June 30, 2004, reflecting the change in fair value of the Swap from  inception to the effective  date.  As of March 15, 2004,  the Swap met the requirements  to be  designated  as a cash  flow  hedge  and is  deemed a highly effective transaction. Accordingly, we recorded $264,000 representing the change in fair value of the Swap from March 15, 2004 through  June 30,  2004,  as other comprehensive  income.  The fair value of the Swap changed by $36,000 during the first quarter of fiscal 2005 to 51,000.

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

PART II.  OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On August 18, 2004, J.P. Morgan  Partners  (BHCA),  L.P., the holder of
5,000 shares of our Series A 8% cumulative  convertible  preferred stock, no par value  (the  "Series A  Preferred  Stock"),  with a  liquidation  preference  of
$7,006,241 (the "Liquidation  Preference") converted such Liquidation Preference into 754,982  shares of our common  stock at a price of $9.28 per share  without registration under the Securities Act of 1933, as amended ("Securities Act"), in reliance upon the exemption  from  registration  provided by Section 4(2) of the
Securities  Act.  Following the conversion of the Series A Preferred  Stock,  no shares of Series A Preferred Stock are outstanding.

         On September 28, 2004,  Kane & Co., the holder of a warrant to purchase
111,701  shares of our common  stock,  exercised  such  warrant in its  entirety without  registration  under the  Securities  Act in reliance upon the exemption from registration  provided by Section 4(2) of the Securities Act. In connection with such exercise,  we received cash proceeds of $742,812,  or $6.65 per share.
No commissions were paid.

ITEM 6.  EXHIBITS

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

                                             NuCO2 Inc.

Dated:  November 9, 2004                 By: /s/ Robert R. Galvin
                                             ----------------------------
                                             Robert R. Galvin
                                             Chief Financial Officer