Form 10-Q
period 2004-12-31
NUCO2 INC /FL
filed 2005-02-09
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/ X /  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2004

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

                    CLASS                       OUTSTANDING AT DECEMBER 31, 2004
                    -----                       --------------------------------
         Common Stock, $.001 par value                  12,755,431 shares

                                   NUCO2 INC.

                                      INDEX

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets as of December 31, 2004 and                     3
                June 30, 2004

             Statements of Operations for the Three Months Ended            4
                December 31, 2004 and December 31, 2003

             Statements of Operations for the Six Months Ended              5
                December 31, 2004 and December 31, 2003

             Statement of Shareholders' Equity for the Six                  6
                Months Ended December 31, 2004

             Statements of Cash Flows for the Six Months                    7
                Ended December 31, 2004 and December 31, 2003

             Notes to Financial Statements                                  8

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       18
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES                      32
                ABOUT MARKET RISK

ITEM 4.      CONTROLS AND PROCEDURES                                       32

PART II.     OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND                   33
                USE OF PROCEEDS

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY                   33
                HOLDERS

ITEM 6.      EXHIBITS                                                      33

SIGNATURES                                                                 34

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                   NUCO2 INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                     ------
                                                                            December 31, 2004    June 30, 2004*
                                                                            -----------------    --------------
                                                                               (unaudited)
Current assets:
    Cash and cash equivalents                                                  $        48      $       505
    Trade accounts receivable, net of allowance for doubtful
        accounts of $2,068 and $2,095, respectively                                  8,952            6,141
    Inventories                                                                        258              226
    Prepaid insurance expense and deposits                                           2,840            2,193
    Prepaid expenses and other current assets                                        1,201              719
                                                                               -----------      -----------
        Total current assets                                                        13,299            9,784
                                                                               -----------      -----------

Property and equipment, net                                                        100,415           92,969
                                                                               -----------      -----------

Other assets:
    Goodwill, net                                                                   21,871           19,222
    Deferred financing costs, net                                                    2,634            2,178
    Customer lists, net                                                              5,667               41
    Non-competition agreements, net                                                  1,066              703
    Deferred lease acquisition costs, net                                            3,798            3,458
    Other assets                                                                       174              181
                                                                               -----------      -----------
                                                                                    35,210           25,783
                                                                               -----------      -----------
           Total assets                                                        $   148,924      $   128,536
                                                                               ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Current maturities of long-term debt                                       $     7,709      $     6,048
    Accounts payable                                                                 5,484            4,579
    Accrued expenses                                                                 1,413            1,840
    Accrued interest                                                                   477              440
    Accrued payroll                                                                    418            1,137
    Other current liabilities                                                          413              343
                                                                               -----------      -----------
        Total current liabilities                                                   15,914           14,387

Long-term debt, excluding current maturities                                        43,046           30,962
Subordinated debt                                                                   30,047           29,163
Customer deposits                                                                    3,436            3,247
                                                                               -----------      -----------
        Total liabilities                                                           92,443           77,759
                                                                               -----------      -----------

Commitments and contingencies
Redeemable preferred stock                                                            --             10,021
                                                                               -----------      -----------

Shareholders' equity:
    Preferred  stock;  no par value; 5,000,000 shares authorized;
        issued and outstanding 0 shares at December 31, 2004
        and 7,500 shares at June 30, 2004                                             --               --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 12,755,431 shares at December 31, 2004
        and 10,840,831 shares at June 30, 2004                                          13               11
    Additional paid-in capital                                                     107,594           96,185
    Accumulated deficit                                                            (51,413)         (55,704)
    Accumulated other comprehensive income                                             287              264
                                                                               -----------      -----------
        Total shareholders' equity                                                  56,481           40,756
                                                                               -----------      -----------
           Total liabilities and shareholders' equity                          $   148,924      $   128,536
                                                                               ===========      ===========

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                   NUCO2 INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         Three Months Ended December 31,
                                                                         -------------------------------
                                                                         2004                     2003*
                                                                         ----                     -----

Revenues:
    Product sales                                                      $15,596                  $11,646
    Equipment rentals                                                    9,084                    7,808
                                                                       -------                  -------

Total revenues                                                          24,680                   19,454
                                                                       -------                  -------

Costs and expenses:
    Cost of products sold, excluding depreciation and amortization      10,064                    8,385
    Cost of equipment rentals, excluding depreciation
        and amortization                                                   567                      381
    Selling, general and administrative expenses                         4,639                    3,767
    Depreciation and amortization                                        4,197                    3,793
    Loss on asset disposals                                                496                      304
                                                                       -------                  -------
                                                                        19,963                   16,630
                                                                       -------                  -------

Operating income                                                         4,717                    2,824
Interest expense                                                         2,228                    2,050
                                                                       -------                  -------

Income before income taxes                                               2,489                      774
Provision for income taxes                                                  52                     --
                                                                       -------                  -------

Net income                                                             $ 2,437                  $   774
                                                                       =======                  =======

Weighted average outstanding shares of common stock:
    Basic                                                               11,998                   10,653
                                                                       =======                  =======
    Diluted                                                             13,578                   11,655
                                                                       =======                  =======

Net income per basic share                                             $  0.20                  $  0.05
                                                                       =======                  =======
Net income per diluted share                                           $  0.18                  $  0.05
                                                                       =======                  =======

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                   NUCO2 INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            Six Months Ended December 31,
                                                                            -----------------------------
                                                                              2004               2003*
                                                                              ----               -----

Revenues:
    Product sales                                                           $ 29,141          $ 24,215
    Equipment rentals                                                         17,420            15,477
                                                                            --------          --------

Total revenues                                                                46,561            39,692
                                                                            --------          --------

Costs and expenses:
    Cost of products sold, excluding depreciation and amortization            19,471            17,011
    Cost of equipment rentals, excluding depreciation
        and amortization                                                       1,120             1,209
    Selling, general and administrative expenses                               8,711             7,782
    Depreciation and amortization                                              7,937             7,705
    Loss on asset disposals                                                      657               719
                                                                            --------          --------
                                                                              37,896            34,426
                                                                            --------          --------

Operating income                                                               8,665             5,266
Loss on early extinguishment of debt                                            --               1,964
Interest expense                                                               4,268             3,947
                                                                            --------          --------

Income (loss) before income taxes                                              4,397              (645)
Provision for income taxes                                                       106              --
                                                                            --------          --------

Net income (loss)                                                           $  4,291          $   (645)
                                                                            ========          ========

Weighted average outstanding shares of common stock:
    Basic                                                                     11,599            10,643
                                                                            ========          ========
    Diluted                                                                   13,171            10,643
                                                                            ========          ========

Net income (loss) per basic share                                           $   0.35          $  (0.10)
                                                                            ========          ========
Net income (loss) per diluted share                                         $   0.31          $  (0.10)
                                                                            ========          ========

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                   NUCO2 INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                     Accumulated
                                                     Common Stock         Additional                     Other         Total
                                                ---------------------       Paid-In     Accumulated  Comprehensive  Shareholders'
                                                 Shares       Amount        Capital        Deficit     Income        Equity
                                                 ------       ------        -------        -------     ------        ------
Balance, June 30, 2004                         10,840,831   $       11   $   96,185    $  (55,704)   $      264   $   40,756
Comprehensive income:
  Net income                                         --           --           --           4,291          --          4,291
  Other comprehensive income:
    Interest rate swap transaction                   --           --           --            --              23           23
                                                                                                                  ----------
Total comprehensive income                                                                                             4,314

Conversion of 5,000 shares of Redeemable
    Preferred Stock                               754,982            1        7,005          --            --          7,006
Conversion of 2,500 shares of Redeemable
    Preferred Stock                               247,420         --          3,196          --            --          3,196
Issuance of 831,936 shares of common stock -
    exercise of warrants                          831,936            1          742          --            --            743
Issuance of 80,262 shares of common stock -
    exercise of options                            80,262         --            648          --            --            648
Redeemable preferred stock dividend                  --           --           (182)         --            --           (182)
                                               ----------   ----------   ----------    ----------    ----------   ----------
Balance, December 31, 2004                     12,755,431   $       13   $  107,594    $  (51,413)   $      287   $   56,481
                                               ==========   ==========   ==========    ==========    ==========   ==========

See accompanying notes to financial statements.

                                                              6

                                   NUCO2 INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Six Months Ended December 31,
                                                                       -----------------------------
                                                                           2004         2003*
                                                                           ----         -----
Cash flows from operating activities:

    Net income (loss)                                                   $  4,291    $   (645)

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation and amortization of property and equipment      6,682       6,690
              Amortization of other assets                                 1,254       1,015
              Amortization of original issue discount                        212         193
              Paid-in-kind interest                                          672         449
              Loss on disposals                                              657         719
              Loss on early extinguishment of debt                          --         1,964
              Changes in operating assets and liabilities:
                   Decrease (increase) in:
                       Trade accounts receivable                          (2,812)       (541)
                       Inventories                                           (32)        (27)
                       Prepaid insurance expense and deposits               (647)       (976)
                       Prepaid expenses and other current assets            (482)       (289)
                   Increase (decrease) in:
                       Accounts payable                                      905        (620)
                       Accrued expenses                                     (372)        431
                       Accrued payroll                                      (719)       (899)
                       Accrued interest                                       61          71
                       Other current liabilities                              69         (34)
                       Customer deposits                                     189        (109)
                                                                        --------    --------

              Net cash provided by operating activities                    9,928       7,392
                                                                        --------    --------

Cash flows from investing activities:
    Purchase of property and equipment                                    (8,064)     (6,924)
    Increase in deferred lease acquisition costs                            (925)       (767)
    Acquisition of business                                              (15,722)       --
    Decrease in other assets                                                   9           7
                                                                        --------    --------
           Net cash used in investing activities                         (24,702)     (7,684)
                                                                        --------    --------

Cash flows from financing activities:
    Repayment of long-term debt                                           (9,005)    (75,322)
    Proceeds from issuance of long-term debt                              22,750      78,000
    Exercise of warrants                                                     743        --
    Exercise of stock options                                                649         104
    Increase in deferred financing costs                                    (820)     (2,743)
                                                                        --------    --------
        Net cash provided by financing activities                         14,317          39
                                                                        --------    --------

Decrease in cash and cash equivalents                                       (457)       (253)
Cash and cash equivalents at the beginning of period                         505         455
                                                                        --------    --------
Cash and cash equivalents at the end of period                          $     48    $    202
                                                                        ========    ========

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
        Interest                                                        $  3,324    $  3,147
                                                                        ========    ========
        Income taxes                                                    $     96    $    -
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

            The financial  information included in this report has been prepared in  conformity  with the  accounting  principles  and methods of applying  those accounting  principles,  reflected in the Company's audited financial statements for the fiscal  year ended June 30,  2004  included  in Form 10-K filed with the
Securities and Exchange Commission.

            All  adjustments  necessary for a fair  statement of the results for the interim periods presented have been recorded.  This quarterly report on Form
10-Q  should  be  read in  conjunction  with  the  Company's  audited  financial statements  for the fiscal year ended June 30, 2004.  The results of  operations for the periods  presented are not  necessarily  indicative of the results to be expected  for the full fiscal  year.  As a result of the  adoption of EITF 00-21
(see Note 2), the Company  anticipates that reported revenue will fluctuate on a quarterly  basis  due to  seasonal  variations.  Based  on  historical  data and expected trends,  the Company  anticipates that revenue from the delivery of CO2 will be highest in the first quarter and lowest in the third quarter.

NOTE 2.     ACCOUNTING PRONOUNCEMENTS

            On July 1, 2003, the Company adopted EITF Issue No. 00-21,  "REVENUE
ARRANGEMENTS WITH MULTIPLE  DELIVERABLES"  ("EITF 00-21").  EITF 00-21 addresses certain aspects of the accounting by a vendor for  arrangements  under which the vendor will perform multiple revenue generating  activities.  The Company's bulk
CO2 budget plan agreements  provide for a fixed monthly payment to cover the use of a bulk CO2 system and a predetermined maximum quantity of CO2. As of December
31, 2004, approximately 61,000 of the Company's customer locations utilized this plan. Prior to July 1, 2003, the Company,  as lessor,  recognized  revenue under its budget plan agreements on a straight-line basis over the life of the related leases.  The Company  developed a methodology  for the purpose of separating the aggregate revenue stream between the rental of the equipment and the sale of the
CO2.  Effective July 1, 2003,  revenue  attributable  to the lease of equipment, including equipment leased under the budget plan, is recorded on a straight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gases,  including CO2 provided under the budget plan, is recorded upon delivery to the customer.

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

            Under the budget plan,  each  customer  has a maximum CO2  allowance that is measured and reset on the contract anniversary date. At that date, it is appropriate to record revenue for actual deliveries of CO2 in excess of contract billings. Because of the large number of customers under the budget plan and the fact that the anniversary  dates for determining  maximum  quantities are spread throughout the year, the Company's  methodology  necessarily involves the use of estimates and assumptions to separate the aggregate  revenue stream derived from equipment  rentals  to  budget  plan  customers,  and  also to  approximate  the recognition  of revenue from CO2 sales to budget plan  customers  upon delivery.
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
ENTITIES."  Application of FASB Interpretation No. 46 is required in a company's financial  statements  for  interests  in variable  interest  entities  that are

                                   NUCO2 INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

considered special-purpose entities for reporting periods ending after March 15,
2004.  FASB  Interpretation  No.  46 did  not  affect  the  Company's  financial position, results of operations, or cash flows.

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
The adoption of the revised  SFAS No. 132,  effective  January 1, 2004,  did not affect the Company's financial position, results of operations, or cash flows.

            In December  2004,  the FASB revised SFAS No. 123,  "ACCOUNTING  FOR
STOCK-BASED  COMPENSATION" ("SFAS 123-R"). SFAS 123-R supersedes APB Opinion No.
25,  "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and its related  implementation guidance.  SFAS 123-R requires all share-based payments to employees,  including grants  of  employee  stock  options,  to be  recognized  in  the  statement  of operations based on their fair value and vesting schedule.  However,  SFAS 123-R does not change the accounting  guidance for  share-based  payment  transactions with parties other than employees  provided in SFAS 123 as originally issued and
EITF Issue No.  96-18,  "ACCOUNTING  FOR EQUITY  INSTRUMENTS  THAT ARE ISSUED TO
OTHER THAN EMPLOYEES FOR ACQUIRING,  OR IN  CONJUNCTION  WITH SELLING,  GOODS OR
SERVICES."  The Company will adopt SFAS 123-R  effective with the fiscal quarter beginning  July 1, 2005, at which time,  pro forma  disclosure of net income and earnings  per share as provided in Note 7, will no longer be an  alternative  to recognition in the statement of operations.

NOTE 3.     EARNINGS (LOSS) PER COMMON SHARE

            The Company  calculates  earnings per share in  accordance  with the requirements of SFAS No. 128,  "EARNINGS PER SHARE." The weighted average shares outstanding  used to calculate basic and diluted  earnings (loss) per share were calculated as follows (in thousands):

                                                               Three Months Ended December 31,         Six Months Ended December 31,
                                                               -------------------------------         -----------------------------
                                                                  2004               2003                 2004           2003
                                                                  ----               ----                 ----           ----

Weighted average shares outstanding - basic                      11,998              10,653              11,599         10,643

Outstanding  options and warrants to purchase
  shares of common stock - remaining shares
  after assuming repurchase with proceeds
  from exercise                                                   1,580               1,002               1,572            -
                                                                 ------              ------              ------         ------

Weighted average shares outstanding - diluted                    13,578              11,655              13,171         10,643
                                                                 =======             ======              ======         ======

            The Company  excluded  the  equivalent  of 749,109  shares of common stock for the six months ended  December 31, 2003, as these options and warrants to purchase common stock were  anti-dilutive for that period.  In addition,  the
Company  excluded the effects of the  conversion of its  outstanding  redeemable preferred  stock  using  the "if  converted"  method,  as the  effect  would  be anti-dilutive  for all  periods  presented  (Note 6). The  Company's  redeemable preferred  stock was  convertible  into  935,317  shares  of common  stock as of
December 31, 2003.

             In August 2004, 5,000 shares of the Company's  redeemable preferred stock were converted into 754,982  shares of common stock.  The remaining  2,500 shares of  redeemable  preferred  stock were  converted  into 247,420  shares of common stock in December 2004 (see Note 6).

            The  following  table  presents  the  Company's  net  income  (loss)
available to common  shareholders and income (loss) per share, basic and diluted
(in thousands, except per share amounts):

                                                        Three Months Ended December 31,           Six Months Ended December 31,
                                                        -------------------------------           -----------------------------
                                                           2004               2003                2004                      2003
                                                          --------         --------            --------                   -------

Net income (loss)                                         $ 2,437          $   774             $ 4,291                    $ (645)
Redeemable preferred stock dividends                          (47)            (189)               (182)                     (374)
                                                          --------         --------            --------                  --------
Net income (loss) -
    available to common shareholders                      $ 2,390          $   585             $ 4,109                   $(1,019)
                                                          ========         ========            ========                  ========

Weighted average outstanding shares of
    common stock:

Basic                                                      11,998           10,653              11,599                    10,643
Diluted                                                    13,578           11,655              13,171                    10,643

Basic income (loss) per share                             $  0.20          $  0.05             $  0.35                    $(0.10)
                                                          =======          =======             =======                    =======
Diluted income (loss) per share                           $  0.18          $  0.05             $  0.31                    $(0.10)
                                                          =======          =======             =======                    =======
NOTE 4.  LONG-TERM DEBT

            In September  2001, the Company  entered into a $60.0 million second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended  Credit  Facility").  The Amended Credit Facility  contained  interest rates and an unused commitment fee based on a pricing grid calculated  quarterly on total debt to  annualized  EBITDA (as  defined).  The Company was entitled to select the Base Rate (as defined) or LIBOR (as defined), plus applicable margin, for principal  drawings  under the Amended  Credit  Facility.  Interest only was payable  periodically until the termination of the Amended Credit Facility.  The
Amended Credit Facility was collateralized by substantially all of the Company's assets.  Additionally,  the Company was precluded  from  declaring or paying any cash dividends,  except the Company was permitted to accrue and accumulate,  but not pay, cash dividends on the redeemable  preferred stock. The Company was also required to meet certain affirmative and negative covenants  including,  but not limited to, financial covenants.

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

                                                B Term        Revolving       A Term            B Term         Revolving
              Consolidated     A Term Loans      Loans          Loans          Loans            Loans           Loans
                Total         maintained as   maintained    maintained as   maintained as     maintained      maintained
               Leverage         Base Rate     as Base Rate    Base Rate      Eurodollar     as Eurodollar    as Eurodollar
Level           Ratio             Loans          Loans           Loans          Loans           Loans            Loans
-----           -----             -----          -----           -----          -----           -----            -----

             Less than
  1          2.50:1.00             2.50%        2.75%            2.50%          3.50%           3.75%            3.50%
             Greater than or
             equal to
             2.50:1.00 but
             less than
  2          3.00:1.00             2.75%        3.00%            2.75%          3.75%           4.00%            3.75%
             Greater than or
             equal to
  3          3.00:1.00             3.00%        3.25%            3.00%          4.00%           4.25%            4.00%

            However,  from October 1, 2004 until  delivery to the lenders of the
Company's financial statements for the quarter ending December 31, 2004, Level 2 pricing applies. Interest is payable periodically on borrowings under the Senior
Credit Facility.  In addition,  on December 31, 2003 and on the last day of each quarter thereafter,  the Company is required to make principal repayments on the
A Term Loan in  increasing  amounts and on December 31, 2004 and on the last day of each quarter  thereafter,  the Company is required to make principal payments on the B Term Loan in the  amount of  $57,500  until  August  25,  2008 when the
Company is required to make a payment in the amount of  $22,137,500.  The Senior
Credit Facility is collateralized by all of the Company's assets.  Additionally, the Company is precluded from declaring or paying any cash dividends,  except it may  accrue and  accumulate,  but not pay,  cash  dividends  on its  outstanding redeemable  preferred  stock.  As  of  December  31,  2004,  $24.0  million  was outstanding  under the A Term Loan,  $22.9 million was  outstanding  under the B
Term Loan and $3.7 million was  outstanding  under the  Revolving  Loan Facility with a weighted average interest rate of 6.3% per annum.

            The  Company  is also  required  to  meet  certain  affirmative  and negative  covenants,  including  but not  limited to  financial  covenants.  The
Company is  required to assess its  compliance  with these  financial  covenants under the Senior Credit Facility on a quarterly basis. These financial covenants are  based  on a  measure  that is not  consistent  with  accounting  principles generally  accepted in the United States of America.  Such measure is EBITDA (as defined),  which represents  earnings before interest,  taxes,  depreciation and amortization, as further modified by certain defined adjustments. The failure to meet these covenants,  absent a waiver or amendment,  would place the Company in default  and cause the debt  outstanding  under the Senior  Credit  Facility  to immediately  become due and payable.  The Senior  Credit  Facility also includes certain  cross-default  provisions  to the Company's  16.3% Senior  Subordinated
Notes due February 27, 2009.  The Company was in  compliance  with all covenants under the Senior  Credit  Facility as of September  30, 2003 and all  subsequent quarters up to and including December 31, 2004.

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

            The Prior  Swap,  which was  designated  as a cash flow  hedge,  was deemed to be a highly  effective  transaction,  and  accordingly the loss on the derivative  instrument was reported as a component of other comprehensive income
(loss).  Prior to  termination  of the Prior Swap in August  2003,  the  Company
recorded   $43,000,   net  of  the   reclassification   adjustment  of  $86,000,
representing the change in fair value of the Prior Swap, as other  comprehensive income.

            In order to reduce the Company's exposure to increases in Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap  transaction  (the "Swap") on October 2, 2003, in the amount of $20.0 million ("Notional  Amount") with an effective date of March 15,
2004 and a maturity  date of  September  15,  2005.  Pursuant  to the Swap,  the
Company  pays  a  fixed  interest  rate  of  2.12%  per  annum  and  receives  a
Eurodollar-based  floating  rate.  The effect of the Swap is to  neutralize  any changes  in  Eurodollar  rates  on the  Notional  Amount.  As the  Swap  was not effective  until March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such, an unrealized  loss of $177,000 was recognized in the Company's results of operations  for the fiscal year ended June 30, 2004,  reflecting  the change in fair value of the Swap from  inception to the  effective  date.  As of
March 15, 2004,  the Swap met the  requirements  to be designated as a cash flow hedge and is deemed a highly  effective  transaction.  Accordingly,  the Company recorded $264,000,  representing the change in fair value of the Swap from March
15, 2004 through June 30, 2004, as other comprehensive income. The fair value of the Swap  increased  by $23,000  during  the first six months of fiscal  2005 to
$110,000.

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

            In addition,  in fiscal 2004  warrants to purchase  75,000 shares of the  Company's  common  stock  issued  in  connection  with the New  Notes  were exercised for proceeds of $659,250,  recorded as additional  paid-in-capital  on the Company's balance sheet as of June 30, 2004.

            During the fiscal year ended June 30,  2002,  65,574 of the warrants issued in  connection  with the 1997 Notes were  exercised  and  converted  into shares of the Company's  common stock.  On August 22, 2002, in conjunction  with the private  placement of 1,663,846  shares of the Company's  common stock,  the remaining  warrants  issued in conjunction  with the 1997 Notes and the warrants issued in connection with the 1999 Notes were adjusted pursuant to anti-dilution provisions  to provide for the purchase of an  additional  21,906  shares of the
Company's common stock.  During fiscal 2004,  warrants to purchase 30,831 shares of the Company's  common stock issued in connection with the 1997 Notes and 1999
Notes were exercised  pursuant to the cashless exercise  provision  contained in the warrants.  In connection  with the cashless  exercise,  warrants to purchase
50,647 shares of the Company's common stock were canceled.  In addition,  during the first six months of fiscal 2005,  warrants to purchase 831,936 shares of the
Company's common stock issued in connection with the 1997 Notes,  1999 Notes and
New Notes were  exercised  for proceeds of $742,812.  In  connection  with these cashless exercises,  warrants to purchase 306,869 shares of the Company's common stock were  canceled.  As of December  31,  2004,  warrants to purchase  100,000 shares of common stock issued in connection with the New Notes were  outstanding and no  warrants  issued in  connection  with the 1997  Notes or 1999 Notes were outstanding.

            As with the Senior Credit Facility,  the Company is required to meet certain  affirmative and negative  covenants under the New Notes,  including but not limited to financial covenants.  In conjunction with the modification of the
Senior Credit Facility on October 1, 2004,  certain  financial  covenants of the
New Notes were modified.  The Company was in compliance with all covenants under the New Notes as of  September  30, 2003 and all  subsequent  quarters up to and including the quarter ended December 31, 2004.

            In  connection  with the early  repayment of the 1997 Notes and 1999
Notes during the first quarter of fiscal 2004, the Company  recognized a loss of
$1.0 million attributable to the unamortized  financing costs and original issue discount  associated  with the 1997  Notes and 1999  Notes,  and  recorded  $0.6 million of financing costs  associated  with the New Notes.  Such fees are being amortized  over  the  life of the New  Notes.  The  weighted  average  effective interest rate of the New Notes,  including the  amortization  of original  issue discount, is 18.0% per annum.

NOTE 6.     REDEEMABLE PREFERRED STOCK

            In May 2000,  the  Company  sold  5,000  shares  of its  Series A 8%
Cumulative  Convertible  Preferred  Stock, no par value (the "Series A Preferred
Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends  were payable  quarterly in arrears at the rate of 8% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash, were added to the
Liquidation Preference.  Shares of the Series A Preferred Stock were convertible into  shares  of  common  stock at any time at a  conversion  price of $9.28 per share. In connection with the sale,  costs in the amount of $65,000 were charged to  additional  paid-in  capital.  In August  2004,  the  holder of the Series A
Preferred  Stock  converted its shares into 754,982 shares of common stock,  and
$7,006,241,  representing the Liquidation Preference, was reclassified to common stock and additional paid-in capital on the Company's balance sheet.

            In November  2001,  the Company sold 2,500 shares of its Series B 8%
Cumulative  Convertible  Preferred  Stock, no par value (the "Series B Preferred
Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends  were payable  quarterly in arrears at the rate of 8% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash, were added to the
Liquidation Preference.  Shares of the Series B Preferred Stock were convertible into  shares of common  stock at any time at a  conversion  price of $12.92  per share.  In December 2004, the holder of the Series B Preferred  Stock  converted its shares into 247,420 shares of common stock, and $3,196,674, representing the

Liquidation Preference,  was reclassified to common stock and additional paid-in capital on the Company's balance sheet.

            During the six months ended December 31, 2004 and 2003, the carrying amount (and Liquidation  Preferences) of the Series A Preferred Stock and Series
B Preferred  Stock  ("Preferred  Stock") was increased by $182,000 and $374,000, respectively, for dividends accrued.

NOTE 7.  STOCK OPTION PLANS

            The Board of Directors of the Company  adopted the 1995 Stock Option
Plan (the "1995 Plan").  Under the 1995 Plan, the Company has reserved 2,400,000 shares of common stock for employees of the Company. Under the terms of the 1995
Plan,  options granted may be either  incentive  stock options or  non-qualified stock options.  The exercise price of incentive  options shall be at least equal to 100% of the fair market  value of the  Company's  common stock at the date of the grant,  and the exercise  price of  non-qualified  stock  options  issued to employees  may not be less than 75% of the fair  market  value of the  Company's common  stock at the date of the grant.  The maximum term for all options is ten years.  Options granted to date generally vest in equal annual installments from one to five years,  though a limited number of grants were  partially  vested at the grant date.  The  weighted-average  fair value per share of options  granted during  the six months  ended  December  31,  2004 and 2003 was $5.70 and $3.15, respectively.

            The following summarizes the transactions pursuant to the 1995 Plan:

                                                                        Weighted Average
                                                       Options           Exercise Price        Options
                                                      Outstanding            Options         Exercisable
                                                      -----------            -------         -----------
Outstanding at June 30, 2003                           1,288,420          $      9.13          640,373
         Granted                                          82,250                 8.77
         Expired or canceled                             (70,250)               12.39
         Exercised                                       (13,675)                7.60
                                                      ----------
Outstanding at December 31, 2003                       1,286,745          $      8.94          678,487
                                                      ==========

Outstanding at June 30, 2004                           1,504,523          $     10.56          640,373
         Granted                                           1,000                19.41
         Expired or canceled                              (2,001)               12.16
         Exercised                                       (42,329)                9.57
                                                      -----------
Outstanding at December 31, 2004                       1,461,193          $     10.58          906,702
                                                      ===========

            The following  table sets forth certain  information  as of December
31, 2004:

                                         Options Outstanding                               Options Exercisable
                         -------------------------------------------------------   ----------------------------------
Range of Exercise           Options        Weighted Average     Weighted Average      Options        Weighted Average
     Prices               Outstanding       Remaining Life       Exercise Price     Exercisable       Exercise Price
-----------------         -----------       --------------       --------------     -----------       --------------
$   0.00 - $  5.00         148,939                7.25               $ 4.83             95,126       $      4.84
$   5.01 - $ 10.00         579,889                6.37                 7.55            417,985              7.40
$  10.01 - $ 15.00         548,015                6.87                12.43            347,504             12.01
$  15.01 - $ 20.00         184,350                9.48                19.29             46,088             19.29
                         ---------               -----             --------           --------       -----------
                         1,461,193                7.04              $ 10.58            906,702       $      9.50
                         =========               =====             ========           ========       ===========

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
The  weighted-average  fair  value per share of options  granted  during the six months ended December 31, 2004 and 2003 was $5.94 and $3.58, respectively.

            The following summarizes the transactions pursuant to the Directors'
Plan:

                                                            Weighted Average
                                             Options         Exercise Price             Options
                                           Outstanding           Option               Exercisable
                                           -----------           ------               -----------
Outstanding at June 30, 2003                  66,000          $     9.11                 45,997
         Granted                              12,000               11.68
         Expired or canceled                     -                    -
         Exercised                               -                    -
                                           ---------
Outstanding at December 31, 2003              78,000          $     9.50                 53,998
                                           =========

Outstanding at June 30, 2004                  79,914          $    10.54                 53,994
         Granted                               6,000               22.70
         Expired or canceled                     -                    -
         Exercised                           (25,914)               9.13
                                           ---------
Outstanding at December 31, 2004              60,000          $    12.38                 43,992
                                           =========

            The following  table sets forth certain  information  as of December
31, 2004:

                                         Options Outstanding                               Options Exercisable
                         -------------------------------------------------------   ----------------------------------
Range of Exercise           Options        Weighted Average     Weighted Average      Options        Weighted Average
     Prices               Outstanding       Remaining Life       Exercise Price     Exercisable       Exercise Price
-----------------         -----------       --------------       --------------     -----------       --------------
$   5.01 - $ 10.00          18,000                3.11               $ 7.23             18,000       $      7.23
$  10.01 - $ 15.00          24,000                5.91                11.99             19,998             12.15
$  15.01 - $ 20.00          12,000                9.19                15.74              3,996             15.74
$  20.01 - $ 25.00           6,000                9.96                22.70              1,998             22.70
                         ---------               -----             --------           --------       -----------
                            60,000                6.13              $ 12.38             43,992       $     10.94
                         =========               =====             ========           ========       ===========

            Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR
STOCK-BASED  COMPENSATION"  ("SFAS  123"),  defines a fair value based method of accounting for stock  options.  SFAS 123 allows an entity to continue to measure cost using the accounting method  prescribed by APB Opinion No. 25,  "ACCOUNTING
FOR STOCK ISSUED TO EMPLOYEES"  ("APB 25") and to make pro forma  disclosures of net  income  and  earnings  per  share  as if the fair  value  based  method  of accounting had been applied. The fair value of each option grant is estimated on the  date of  grant  using  the  Black-Scholes  option  pricing  model  with the weighted-average  assumptions,  expected volatility and risk-free interest rate, as listed in the table below.  The  following  table (in  thousands,  except per share  amounts)  illustrates  the effect on net income and earnings per share if the Company had applied  the fair value  recognition  provisions  of SFAS 123 to stock-based compensation. However, no stock based compensation was recognized in the financial statements pursuant to APB 25.  See Note 2 regarding SFAS 123-R.

                                          Three Months Ended December 31,     Six Months Ended December 31,
                                          -------------------------------     -----------------------------
                                               2004         2003                 2004          2003
                                              -------      -------              -------      --------
Net income (loss), as reported                $ 2,437      $   774              $ 4,291      $  (645)
Less:
   Stock-based compensation
       - fair value measurement                  (335)        (291)                (697)        (472)
                                              -------      -------              -------      -------
Net income (loss), pro forma                    2,102          483                3,594       (1,117)
Preferred stock dividends                         (47)        (189)                (182)        (374)
                                              -------      -------              -------      -------
Net income (loss) available to
       common shareholders - pro forma        $ 2,055      $   294              $ 3,412      $(1,491)
                                              =======      =======              =======      =======

Basic income (loss) per share - reported      $  0.20      $  0.05              $  0.35      $ (0.10)
                                              =======      =======              =======      =======
Basic income (loss) per share - pro forma     $  0.17      $  0.03              $  0.29      $ (0.14)
                                              =======      =======              =======      =======

Diluted income (loss) per share - reported    $  0.18      $  0.05              $  0.31      $ (0.10)
                                              =======      =======              =======      =======
Diluted income (loss) per share - pro forma   $  0.15      $  0.03              $  0.26      $ (0.14)
                                              =======      =======              =======      =======

Expected volatility                            28-40%       37-40%                28-40%       37-40%
Risk free interest rate                       2.6-6.6%     2.6-6.6%              2.6-6.6%     2.6-6.6%
Expected dividend yield                          0%           0%                    0%           0%
Expected lives                                3-5 years    3-5 years             3-5 years    3-5 years

NOTE 8.     ACQUISITION

            On October 1, 2004,  the  Company  purchased  the bulk CO2  beverage carbonation business of privately owned Pain Enterprises,  Inc., of Bloomington,
Indiana,  for total cash  consideration  of $15.7 million.  The Company acquired approximately  9,400  customer  accounts,  including  6,500  tanks  in  service, vehicles,  parts, and supplies.  The acquisition of Pain  Enterprises'  bulk CO2 beverage carbonation business,  which operated in 12 Midwestern and Southeastern states: Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri,
Minnesota,  Ohio,  Tennessee and Wisconsin,  provides  further  penetration  and increased operating efficiencies in markets in which the Company operates.

            The purchase price was allocated between tangible assets, intangible assets, and goodwill as follows:  $6.7 million for tangible assets, $6.4 million for intangible  assets and $2.6 million for goodwill.  Tangible assets are being depreciated over a weighted average life of 10 years,  while intangible  assets, excluding  goodwill,  are being amortized over a weighted  average life of eight years.

            Goodwill  was  recorded  as the  purchase  price of the  acquisition exceeded the fair market value of the tangible and  intangible  assets  acquired and is a direct  result of  synergies  arising  from the  transaction.  Both the purchase  price  allocation  and the  useful  lives of  purchased  tangible  and intangible  assets were derived with the assistance of an independent  valuation consultant and other independent sources as appropriate.  The valuation analysis provided by the independent  valuation  consultant is preliminary and subject to completion,  which should occur prior to March 31, 2005. As such, the allocation of the  purchase  price is subject to change  pending  the final  outcome of the valuation  analysis.  Factors that could impact the  allocation  of the purchase price are the final  determination  of the number of customers  acquired and the fair market value of certain tangible and intangible  assets received as part of the transaction.  However, based on information currently available, the Company does not anticipate significant changes to the purchase price allocation.

            In conjunction with this transaction, the Senior Credit Facility was amended to, among other  things,  increase the B Term Loan from $10.0 million to
$23.0 million and to modify certain covenants.

            The results of  operations for the  acquisition  are included in the statement of operations  for the period of October 1, 2004 through  December 31,
2004. However, the following unaudited pro forma results of operations have been prepared  assuming  the  acquisition  described  above  had  occurred  as of the beginning  of the  periods  presented  in  the  Company's  historical  financial statements,  including  adjustments  to the financial  statements for additional
depreciation  of  tangible  assets,   amortization  of  intangible  assets,  and
increased  interest on borrowings to finance the acquisition.  The unaudited pro forma operating results are not necessarily indicative of operating results that would have occurred had this acquisition been consummated as of the beginning of the periods  presented,  or of future operating  results.  In certain cases, the operating  results  for  periods  prior  to the  acquisition  are  based  on (a)
unaudited  financial data provided by the seller or (b) an estimate of revenues, cost of revenues and/or selling,  general and  administrative  expenses based on information  provided  by the  seller or  otherwise  available  to the  Company.
Inasmuch as the Company acquired customer accounts,  tanks at customer sites and other assets related to the beverage carbonation  business,  certain operational and support costs  provided for by the seller are not  applicable to our cost of servicing these customers and were therefore  eliminated;  however,  the Company incurred  approximately  $500,000 in non-recurring  costs during the integration phase that are included in the unaudited pro forma results presented below.

Unaudited Pro Forma:
                                 Three Months Ended December 31,       Six Months Ended December 31,
                                 -------------------------------       -----------------------------
                                       2004         2003                    2004           2003
                                    --------      --------                --------      --------
Total Revenues                      $ 24,680      $ 21,877                $ 48,983      $ 44,356
Operating Income                       4,717         3,602                   9,426         6,259

Net income (loss)                      2,437         1,324                   4,824          (101)
Preferred stock dividends                (47)         (189)                   (182)         (374)
                                    --------      --------                --------      --------
Net income (loss) available to
       common shareholders          $  2,390      $  1,135                $  4,642      $   (475)
                                    ========      ========                ========      ========

Basic income (loss) per share       $   0.20      $   0.11                $   0.40      $  (0.04)
                                    ========      ========                ========      ========
Diluted income (loss) per share     $   0.18      $   0.10                $   0.35      $  (0.04)
                                    ========      ========                ========      ========

NOTE 9.     COMPREHENSIVE INCOME (LOSS)

            The components of comprehensive income (loss) are as follows for the periods presented (in thousands):

                                 Three Months Ended December 31,       Six Months Ended December 31,
                                 -------------------------------       -----------------------------
                                       2004         2003                    2004           2003
                                    --------      --------                --------      --------
Net income (loss)                   $  2,437      $    774                $  4,291      $   (645)
Interest rate swap transaction
   (Note 4)                               59           -                        23           129
                                    --------      --------                --------      --------
Comprehensive income (loss)         $  2,496      $    774                $  4,314      $   (516)
                                    ========      ========                ========      ========

NOTE 10.  INCOME TAXES

            As of  December  31,  2004,  the  Company  had  net  operating  loss carryforwards  for federal income tax purposes of approximately  $95 million and for state  purposes in varying  amounts,  which are  available to offset  future federal  taxable  income,  if any, in varying  amounts  through  June 2024.  The
Company  is  currently  evaluating  whether  it  has  experienced  one  or  more
"ownership  changes" for federal income tax purposes.  If an "ownership  change"
has occurred or were to occur in the future,  the  Company's  ability to use our pre-ownership  change  federal and state net operating loss  carryforwards  (and certain built-in losses, if any) would be subject to an annual usage limitation, which under  certain  circumstances  may prevent  the Company  from  utilizing a portion  of such loss  carryforwards  in  future  tax  periods  and  reduce  its after-tax cash flow. In addition,  a portion of the Company's  taxable income is subject to the  alternative  minimum  tax  ("AMT"),  which is  reflected  in its statements of operations for 2004 along with a provision for state income taxes.

            The Company  continues to evaluate the deferred tax asset  valuation allowance.  Deferred  income  taxes  reflect  the net tax  effects of  temporary differences between the carrying amounts of assets and liabilities for financial reporting  purposes and the amounts used for income tax purposes.  Substantially all of  the  Company's  deferred  tax  assets  represent  the  benefit  of  loss
carryforwards   that  arose  prior  to  fiscal  year  2004.   In  assessing  the
realizability of deferred tax assets,  the Company  considers whether it is more likely than not that some  portion or all of the deferred tax assets will not be realized.  Among other matters,  realization of the entire deferred tax asset is dependent on the Company's ability to generate  sufficient  taxable income prior to the expiration of the carryforwards. While the Company attained profitability during  fiscal year 2004,  based on the  available  objective  evidence  and the recent  history of losses,  the Company  cannot  conclude that it is more likely than not that the net deferred tax assets will be fully realizable. Accordingly, the Company has  recorded a valuation  allowance  equal to the amount of its net deferred tax assets.

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
CAUTIONED THAT THESE  FORWARD-LOOKING  STATEMENTS ARE ONLY  PREDICTIONS  AND ARE
SUBJECT TO RISKS, UNCERTAINTIES,  AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.
THEREFORE,  ACTUAL  RESULTS  MAY  DIFFER  MATERIALLY  AND  ADVERSELY  FROM THOSE
EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

            We believe that we are the largest  supplier in the United States of bulk CO2 systems and bulk CO2 for  carbonating  fountain  beverages based on the number of bulk CO2 systems  leased to  customers.  As of December 31,  2004,  we operated a national  network of 114  service  locations  in 45 states  servicing approximately 94,000 bulk and high pressure CO2 customers.  Currently, virtually all fountain  beverage  users in the  continental  United  States are within our present  service  area.  On October 1, 2004,  we purchased the bulk CO2 beverage carbonation business of privately owned Pain Enterprises,  Inc., of Bloomington,
Indiana.  The  transaction  involved  the  acquisition  of  approximately  9,400 customer  accounts,  including  6,500 tanks in  service,  vehicles,  parts,  and supplies.  The acquisition of Pain  Enterprises'  bulk CO2 beverage  carbonation business in 12 Midwestern and Southeastern states: Florida,  Georgia,  Illinois,
Indiana,  Iowa, Kentucky,  Michigan,  Missouri,  Minnesota,  Ohio, Tennessee and
Wisconsin, provides further penetration into markets in which we operate.

            We market our bulk CO2 products and services to large customers such as restaurant  and  convenience  store chains,  movie theater  operators,  theme parks,  resorts  and sports  venues.  Our  customers  include  many of the major national and regional  chains  throughout the United  States.  We approach large chains on a corporate  or regional  level for  approval to become the  preferred supplier  of bulk CO2  products  and  services  on a national  basis or within a designated territory. We then direct our sales efforts to the managers or owners of the individual or franchised  operating units. Our  relationships  with chain customers in one geographic  market frequently help us to establish service with these same chains when we expand into new  markets.  After  accessing  the chain accounts in a new market,  we attempt to build route density by leasing bulk CO2 systems to independent restaurants, convenience stores and theaters.

            We have entered into master  service  agreements  with 34 of what we believe to be the largest  100  restaurant  and  convenience  store  chains that provide fountain  beverages.  These master service agreements  generally provide for a  commitment  on the part of the operator  for all of its  currently  owned locations and may also include future locations. In addition, the agreements may also provide that the operator's  franchisees can participate in the program. We are actively  working on expanding the number of master service  agreements with numerous restaurant chains, including some of the largest operators.  During the first six months of fiscal 2005, we signed 7,800 new customer  locations,  3,700 of which were related to master service agreements.

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

            Cost of products  sold is  comprised  of  purchased  CO2,  employee, vehicle,  and service location costs associated with the storage and delivery of
CO2. Cost of equipment  rentals is comprised of costs  associated  with customer equipment leases. Selling,  general and administrative expenses consist of wages and benefits,  dispatch and communications costs, as well as expenses associated with marketing, administration, accounting and administrative employee training.
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

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in accumulated net losses of $51.4 million at December 31, 2004.

RESULTS OF OPERATIONS

                                                  Three Months Ended December 31,      Six Months Ended December 31,
                                                  -------------------------------      -----------------------------
Income Statement Data:                              2004                  2003            2004               2003
                                                    ----                  ----            ----               ----

Product sales                                       63.2%                 59.9%           62.6%              61.0%
Equipment rentals                                   36.8                  40.1            37.4               39.0
                                                   -----                 -----           -----              -----
Total revenues                                     100.0                 100.0           100.0              100.0

Cost of products sold, excluding
    depreciation and amortization                   40.8                  43.1            41.8               42.9
Cost of equipment rentals, excluding
    depreciation and amortization                    2.3                   2.0             2.4                3.0
Selling, general and administrative expenses        18.7                  19.4            18.7               19.6
Depreciation and amortization                       17.0                  19.5            17.0               19.4
Loss on asset disposal                               2.1                   1.5             1.5                1.8
                                                   -----                 -----           -----              -----
Operating income                                    19.1                  14.5            18.6               13.3
Loss on early extinguishment of debt                 --                    --              --                 4.9
Interest expense                                     9.0                  10.5             9.2                9.9
                                                   -----                 -----           -----              -----

Income (loss) before income taxes                   10.1                   4.0             9.4               (1.6)
Provision for income taxes                           0.2                   --              0.2                 --
                                                   -----                 -----           -----              -----
Net income (loss)                                    9.9%                  4.0%            9.2%              (1.6)%
                                                   =====                 =====           =====              =====

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
2003

TOTAL REVENUES

            Total  revenues  increased  by $5.2  million,  or 26.9%,  from $19.5 million in 2003 to $24.7  million in 2004.  Revenues  derived  from our bulk CO2 service  plans  increased by $4.1  million,  of which $3.5 million was due to an increase in the number of customer  locations and $0.6 million was primarily due to an increase  in CO2 sold to the average  customer.  During the  quarter,  the number of customer  locations  utilizing our bulk CO2 services  increased from a period  average  of 77,000  customers  in 2003 to 93,000 in 2004,  due to strong organic growth and the purchase of approximately  9,400 customer  locations from
Pain Enterprises,  Inc.  effective  October 1, 2004 which generated  revenues of
$2.4  million  in 2004.  In  addition,  revenues  derived  from the sale of high pressure cylinder  products,  fuel surcharges,  and other revenues  increased by
$1.2 million.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                                        Three Months Ended September 30,
                                                        --------------------------------
Service Plan                                                2004               2003
                                                          --------           --------
        Bulk budget plan(1)                                55.5%               62.3%
        Equipment lease/product purchase plan(2)           16.0                12.0
        Product purchase plan(3)                            9.9                 8.6
        High pressure cylinder(4)                           6.1                 6.1
        Other revenues(5)                                  12.5                11.0
                                                          ------              ------
                                                          100.0%              100.0%
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

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service  plans  increased by $4.0 million,  or 33.9%,  from $11.6 million in
2003 to $15.6  million in 2004.  The increase in revenues is primarily  due to a
21.3% increase in the average  number of customer  locations  serviced  combined with an increase in CO2 sold to the average customer. In addition,  the sales of products and services other than bulk CO2 increased by $1.2 million due in large part to an increase in revenues derived from cylinder products,  fuel surcharges and other revenues.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service plans increased by $1.3 million,  or 16.3%, from $7.8 million in 2003 to
$9.1 million in 2004, primarily due to a 19.9% increase in the average number of
customer   locations  leasing  equipment  from  us  and  price  increases  to  a significant  number of our customers  consistent  with the Consumer Price Index, partially offset by incentive pricing provided to multiple  national  restaurant organizations  utilizing our equipment  under the bulk budget plan and equipment lease/product purchase plans pursuant to master service agreements.  The average number of customer  locations renting equipment from us increased from 64,000 in
2003 to 77,000 in 2004,  6,500 of which were acquired as part of the transaction with Pain Enterprises, Inc. effective on October 1, 2004.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of products  sold,  excluding  depreciation  and  amortization, increased from $8.4 million in 2003 to $10.1 million in 2004,  while  decreasing as a percentage  of product  sales  revenue from 72.0% to 64.5%.  Product  costs increased by $0.8 million from $3.0 million in 2003 to $3.8 million in 2004. The base price with our primary  supplier of CO2  increased  by the  Producer  Price
Index,  while the volume of CO2 sold by us increased by 31.3%,  primarily due to an 21.3%  increase in our average  customer base and a 7.8% increase in CO2 sold these customers.

            Operational  costs,  primarily wages and benefits related to cost of products  sold,  increased  from $3.4  million in 2003 to $3.9  million in 2004, primarily due to an increase in route driver costs  associated with an increased customer base. As of December 31, 2004, we had 321 drivers as compared to 267 at the same point last year. However, some of the headcount increase in drivers was offset by a reduction in depot and regional management  headcount.  In addition, while we have realized  savings in workers'  compensation  costs, we continue to experience higher health care costs, generally due to market conditions.

            Truck delivery expenses  increased from $1.2 million in 2003 to $1.5 million in 2004 primarily due to the increased  customer base and fuel costs. We have been able to minimize the impact of increased fuel costs and variable lease costs  associated with truck usage by continuing to improve  efficiencies in the timing and routing of deliveries. While total miles driven increased by 16.9% on an average  customer  base that  increased  by 21.3%,  miles  driven per average customer  decreased 4.0%. In addition,  we have  maintained  improvements in our safety record over the past year which continues to impact workers' compensation and vehicle accident claims expense.

            Occupancy and shop costs related to cost of products sold  increased from $0.7 million in 2003 to $0.8 million in 2004.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, increased  by $0.2  million  from $0.4  million in 2003 to $0.6 million in 2004, while increasing as a percentage of equipment rentals revenue from 4.9% to 6.2%.
During the quarter  ended  December  31,  2003,  we reviewed  our  estimates  of installations  and direct costs  anticipated  to be incurred for the fiscal year ending June 30, 2004 and our accounting for direct costs.  As a result,  at that time we  capitalized  approximately  $190,000  of  direct  costs  that  had been expensed in the three months ended September 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  increased  by $0.9 million from $3.8 million in 2003 to $4.6 million in 2004, while decreasing as a percentage of total revenues from 19.4% in 2003 to 18.7% in 2004.

            Selling  related  expenses  increased  by $0.1  million,  from  $0.8 million in 2003 to $0.9 million in 2004,  primarily the result of an increase in expenses directed towards training, marketing and growth opportunities.

            General and administrative  expenses  increased by $0.7 million,  or
24.5%,  from $3.0 million in 2003 to $3.7 million in 2004. This increase was the result of  acquisition  integration,  incentive  plans,  wage  increases,  and a non-recurring increase in public company expense.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization increased from $3.8 million in 2003 to
$4.2  million in 2004.  As a  percentage  of total  revenues,  depreciation  and amortization expense decreased from 19.5% in 2003 to 17.0% in 2004.

            Depreciation  expense  increased  from $3.3  million in 2003 to $3.4 million in 2004. Depreciation increased by approximately $0.2 million due to the purchase of tanks and equipment from Pain  Enterprises,  Inc.,  offset by a $0.1 million decrease in depreciation  associated with the shortened lives of certain small tanks that were  partially  impaired and scheduled to be phased out over a three to four year period commencing June 30, 2002.

            Amortization  expense  increased  from $0.5  million in 2003 to $0.8 million in 2004.  This increase is due in large part to a $0.2 million  increase in amortization  associated with the acquisition of customer  accounts and other intangible assets associated with the Pain Enterprises, Inc. transaction.

LOSS ON ASSET DISPOSAL

            Loss on asset  disposal  increased from $0.3 million in 2003 to $0.5 million in 2004, while increasing as a percentage of total revenues from 1.5% to
2.1%.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$1.9 million from $2.8 million in 2003 to $4.7 million in 2004.  As a percentage of total  revenues,  operating  income  improved  from 14.5% in 2003 to 19.1% in
2004.

INTEREST EXPENSE

            Interest expense increased from $2.1 million in 2003 to $2.2 million in 2004,  while  decreasing as a percentage of total revenues from 10.5% in 2003 to 9.0% in 2004. The effective interest rate of our debt decreased from 11.4% to
10.8% per annum.

INCOME BEFORE INCOME TAXES

            See discussion of Net Income.

PROVISION FOR INCOME TAXES

            As of December 31, 2004, we had net operating loss carryforwards for federal  income  tax  purposes  of  approximately  $95.0  million  and for state purposes  in varying  amounts,  which are  available  to offset  future  federal taxable  income,  if any, in varying amounts through June 2024. We are currently evaluating  whether we have  experienced  one or more  "ownership  changes"  for federal  income tax purposes.  If an "ownership  change" has occurred or were to occur in the future,  our ability to use our  pre-ownership  change  federal and state net operating loss  carryforwards  (and certain built-in  losses,  if any)
would  be  subject  to  an  annual  usage   limitation,   which  under   certain
circumstances  may  prevent us from being able to utilize a portion of such loss carryforwards  in future tax  periods  and reduce our  after-tax  cash flow.  In addition,  a portion of our taxable income is subject to the alternative minimum tax ("AMT"),  which is reflected in our  statements of operations for 2004 along with a provision for state income taxes.  Our provision for income taxes in 2004 was $0.1  million.  No provision  was made for income tax expense in 2003 due to our net loss.

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

NET INCOME

            For the reasons described above, net income improved by $1.7 million from $0.7 million in 2003 to $2.4 million in 2004.

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

            EBITDA, as set forth in the table below (in thousands), increased by
$2.3  million,  or 34.7%,  from $6.6 million in 2003 to $8.9 million in 2004 and increased as a percentage of total revenues from 34.0% to 36.1%.

                                                   Three Months Ended December 31,
                                                   -------------------------------
                                                        2004              2003
                                                     --------          ---------
Net income                                           $  2,437          $    774
Interest expense                                        2,228             2,050
Depreciation and amortization                           4,197             3,793
Provision for income taxes                                 52              --
                                                     --------          --------
EBITDA                                               $  8,914          $  6,617
                                                     ========          ========

Cash flows provided by (used in):
  Operating activities                               $  6,651          $  3,894
  Investing activities                               $(20,261)         $ (4,108)
  Financing activities                               $ 10,466          $    262

SIX MONTHS  ENDED  DECEMBER 31, 2004  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
2003

TOTAL REVENUES

            Total  revenues  increased  by $6.9  million,  or 17.3%,  from $39.7 million in 2003 to $46.6  million in 2004.  Revenues  derived  from our bulk CO2 service  plans  increased by $5.8  million,  of which $5.1 million was due to an increase in the number of customer  locations and $0.7 million was primarily due to an increase in CO2 sold to the average customer.  During the year, the number of customer  locations  utilizing our bulk CO2 services  increased from a period average of 76,000  customers  in 2003 to 88,000 in 2004,  due to strong  organic growth and the purchase of  approximately  9,400  customer  locations  from Pain
Enterprises, Inc. on October 1, 2004 which generated revenues of $2.4 million in
2004.  In addition,  revenues  derived from the sale of high  pressure  cylinder products, fuel surcharges, and other revenues increased by $1.1 million.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                                  Six Months Ended December 31,
                                                  -----------------------------
Service Plan                                        2004                2003
                                                  --------           ---------
        Bulk budget plan(1)                         58.3%               62.2%
        Equipment lease/product purchase plan(2)    14.6                11.6
        Product purchase plan(3)                     9.4                 8.6
        High pressure cylinder(4)                    5.8                 6.1
        Other revenues(5)                           11.9                11.5
                                                   ------               ----
                                                   100.0%              100.0%
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

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service  plans  increased by $4.9 million,  or 20.3%,  from $24.2 million in
2003 to $29.1  million in 2004.  The increase in revenues is primarily  due to a
15.2% increase in the average  number of customer  locations  serviced  combined with an increase in CO2 sold to the average customer. In addition,  the sales of products and services other than bulk CO2 increased by $1.1 million due in large part to an increase in revenues derived from cylinder products,  fuel surcharges and other revenues.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service plans increased by $1.9 million, or 12.6%, from $15.5 million in 2003 to
$17.4 million in 2004,  primarily due to a 14.6%  increase in the average number of  customer  locations  leasing  equipment  from us and  price  increases  to a significant  number of our customers  consistent  with the Consumer Price Index, partially offset by incentive pricing provided to multiple  national  restaurant organizations  utilizing our equipment  under the bulk budget plan and equipment lease/product purchase plans pursuant to master service agreements.  The average number of customer  locations renting equipment from us increased from 64,000 in
2003 to 73,000  in 2004,  due to  strong  organic  growth  and the  purchase  of approximately  6,500 customer  locations  utilizing  equipment rental plans from
Pain Enterprises, Inc. on October 1, 2004.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of products  sold,  excluding  depreciation  and  amortization, increased from $17.0 million in 2003 to $19.5 million in 2004,  while decreasing as a percentage  of product  sales  revenue from 70.3% to 66.8%.  Product  costs increased by $1.2 million from $6.2 million in 2003 to $7.4 million in 2004. The base price with our primary  supplier of CO2  increased  by the  Producer  Price
Index, while the volume of CO2 sold by us increased by 21.7%, primarily due to a
15.2%  increase in our  average  customer  base and a 5.3%  increase in CO2 sold these customers.

            Operational  costs,  primarily wages and benefits related to cost of products  sold,  increased  from $6.7  million in 2003 to $7.5  million in 2004, primarily due to an increase in route driver costs  associated with an increased customer base. As of December 31, 2004, we had 321 drivers as compared to 267 at the same point last year. However, some of the headcount increase in drivers was offset by a reduction in depot and regional management  headcount.  In addition, while we have realized  savings in workers'  compensation  costs, we continue to experience higher health care costs, generally due to market conditions.

            Truck delivery expenses  increased from $2.5 million in 2003 to $3.0 million in 2004 primarily due to the increased  customer base and fuel costs. We have been able to minimize the impact of increased fuel costs and variable lease costs  associated with truck usage by continuing to improve  efficiencies in the timing and routing of deliveries. While total miles driven increased by 11.2% on an average  customer  base that  increased  by 15.2%,  miles  driven per average customer  decreased 3.6%. In addition,  we have  maintained  improvements in our safety record the past year which continues to impact workers'  compensation and vehicle accident claims expense.

            Occupancy and shop costs related to cost of products sold  increased from $1.5 million in 2003 to $1.6 million in 2004.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, decreased  by $0.1  million  from $1.2  million in 2003 to $1.1 million in 2004, while decreasing as a percentage of equipment rentals revenue from 7.8% to 6.4%.
The  reduction  in cost of equipment  rentals  reflected in expense is primarily attributable  to the increased  efficiency of our technical  installers  and the number of new activations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  increased  by $0.9 million from $7.8 million in 2003 to $8.7 million in 2004, while decreasing as a percentage of total revenues from 19.6% in 2003 to 18.7% in 2004.

            Selling  related  expenses  increased  by $0.3  million,  from  $1.5 million  in 2003 to $1.8  million  in 2004,  primarily  the  result of  expenses directed towards training, marketing and growth opportunities.

            General and administrative  expenses  increased by $0.6 million,  or
10.3%,  from $6.3 million in 2003 to $6.9 million in 2004. This increase was the
result  of  acquisition   integration,   incentive  plans,  wage  increases,   a
non-recurring  increase in public company expense,  and expenses associated with the four hurricanes that impacted the  southeastern  United States in August and
September.  These  increased  costs  were  partially  offset by  improvement  in workers' compensation costs.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization increased from $7.7 million in 2003 to
$7.9  million in 2004.  As a  percentage  of total  revenues,  depreciation  and amortization expense decreased from 19.4% in 2003 to 17.0% in 2004.

            Depreciation  expense remained constant at $6.7 million in both 2003 and 2004. An increase of approximately $0.2 million due to the purchase of tanks and equipment from Pain Enterprises, Inc., was offset by a $0.2 million decrease in depreciation  associated with the shortened lives of certain small tanks that were partially impaired and scheduled to be phased out over a three to your year period commencing June 30, 2002.

            Amortization  expense  increased  from $1.0  million in 2003 to $1.2 million in 2004.  This increase is due in large part to a $0.2 million  increase in amortization  associated with the acquisition of customer  accounts and other intangible assets associated with the Pain Enterprises, Inc. transaction.

LOSS ON ASSET DISPOSAL

            Loss on asset  disposal  remained  constant at $0.7  million in both
2003 and 2004, while decreasing as a percentage of total revenues from 1.8% to
1.5%.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$3.4 million from $5.3 million in 2003 to $8.7 million in 2004.  As a percentage of total  revenues,  operating  income  improved  from 13.3% in 2003 to 18.6% in
2004.

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

INTEREST EXPENSE

            Interest expense increased from $3.9 million in 2003 to $4.3 million in 2004, while decreasing as a percentage of total revenues from 9.9% in 2003 to
9.2% in 2004.  The effective  interest rate of our debt  increased from 11.0% to
11.3% per annum.

INCOME (LOSS) BEFORE INCOME TAXES

            See discussion of Net Income (Loss).

PROVISION FOR INCOME TAXES

            As of December 31, 2004, we had net operating loss carryforwards for federal  income  tax  purposes  of  approximately  $95.0  million  and for state purposes  in varying  amounts,  which are  available  to offset  future  federal taxable  income,  if any, in varying amounts through June 2024. We are currently evaluating  whether we have  experienced  one or more  "ownership  changes"  for federal  income tax purposes.  If an "ownership  change" has occurred or were to occur in the future,  our ability to use our  pre-ownership  change  federal and state net operating loss  carryforwards  (and certain built-in  losses,  if any)
would  be  subject  to  an  annual  usage   limitation,   which  under   certain
circumstances  may  prevent us from being able to utilize a portion of such loss carryforwards  in future tax  periods  and reduce our  after-tax  cash flow.  In addition,  a portion of our taxable income is subject to the alternative minimum tax ("AMT"),  which is reflected in our  statements of operations for 2004 along with a provision for state income taxes.  Our provision for income taxes in 2004 was $0.1  million.  No provision  was made for income tax expense in 2003 due to our net loss.

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

NET INCOME (LOSS)

            For the reasons described above, net income improved by $4.9 million from a net loss of $0.6 million in 2003 to a net income of $4.3 million in
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

            EBITDA, as set forth in the table below (in thousands), increased by
$3.6 million,  or 28.0%, from $13.0 million in 2003 to $16.6 million in 2004 and increased as a percentage of total revenues from 32.7 % to 35.7%.

                                                       Six Months Ended December 31,
                                                       -----------------------------
                                                           2004                2003
                                                        ---------           ---------
          Net income (loss)                             $  4,291             $  (645)
          Interest expense                                 4,268               3,947
          Depreciation and amortization                    7,937               7,705
          Provision for income taxes                         106                 -
          Loss on early extinguishment of debt               -                 1,964
                                                        --------            ---------
          EBITDA                                        $ 16,602             $12,971
                                                        =========           ========
          Cash flows provided by (used in):
            Operating activities                        $  9,928             $ 7,392
            Investing activities                        $(24,702)            $(7,685)
            Financing activities                        $ 14,317             $    39

LIQUIDITY AND CAPITAL RESOURCES

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into service  at  customers'  sites;  (2)  payments  of  principal  and  interest  on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of  vehicles,  land,  buildings,  and other  office  and  service equipment  under  operating  leases  as a means  of  conserving  capital.  As of
December  31,  2004,  we  anticipate   making  cash  capital   expenditures   of
approximately  $20.0  million for internal  growth over the next twelve  months, primarily for purchases of bulk CO2 systems for new customers,  the  replacement with  larger  bulk CO2  systems of 50 and 100 lb. bulk CO2 systems in service at existing  customers and replacement  units for our truck fleet. In June 2002, we adopted a plan to  replace  all 50 and 100 lb.  bulk CO2  systems  in service at customers over a three to four year period. While this decision may not increase revenues  generated from these  customers,  it is expected to improve  operating efficiencies, gross margins and profitability.  Once bulk CO2 systems are placed into service,  we generally  experience positive cash flows on a per-unit basis, as there are minimal  additional  capital  expenditures  required  for  ordinary operations.

            In addition to capital  expenditures  related to internal growth, we review opportunities to acquire bulk CO2 service accounts,  and may require cash in an  amount  dictated  by  the  scale  and  terms  of  any  such  transactions successfully  concluded.  On October 1, 2004, we purchased the bulk CO2 beverage carbonation business of privately-owned Pain Enterprises,  Inc., of Bloomington,
Indiana, for total cash consideration of $15.7 million. The transaction involved the acquisition of approximately 9,400 customer accounts,  including 6,500 tanks in service,  vehicles,  parts, and supplies. Pain Enterprises' bulk CO2 beverage carbonation business operated in 12 Midwestern and Southeastern states: Florida,
Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri, Minnesota, Ohio,
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

            On August 25, 2003, we terminated  the Amended  Credit  Facility and entered into a $50.0 million  senior  credit  facility with a syndicate of banks
(the "Senior Credit Facility").  The Senior Credit Facility initially  consisted of a $30.0 million A term loan  facility (the "A Term Loan"),  a $10.0 million B term loan  facility  (the "B Term Loan"),  and a $10.0  million  revolving  loan facility (the  "Revolving  Loan  Facility").  On October 1, 2004, in conjunction with the Pain  Enterprises,  Inc.  transaction,  the Senior Credit  Facility was amended to, among other things, increase the B Term Loan to $23.0 million and to modify certain financial covenants.  The A Term Loan and Revolving Loan Facility mature on August 25, 2007, while the B Term Loan matures on August 25, 2008. The
Company is entitled to select either  Eurodollar Loans (as defined) or Base Rate
Loans (as defined),  plus applicable margin, for principal  borrowings under the
Senior Credit Facility.  Applicable margin is determined by a pricing grid based on our Consolidated Total Leverage Ratio (as defined) as follows:

                                    A Term                                                              B Term
                                     Loans           B Term           Revolving        A Term            Loans        Revolving
           Consolidated           maintained         Loans             Loans           Loans           maintained       Loans
               Total                 as            maintained      maintained as   maintained as           as        maintained as
              Leverage             Base Rate      as Base Rate       Base Rate      Eurodollar         Eurodollar     Eurodollar
Level           Ratio                Loans            Loans             Loans          Loans              Loans          Loans
-----           -----                -----            -----             -----          -----              -----          -----
              Less than
  1           2.50:1.00              2.50%              2.75%            2.50%         3.50%              3.75%          3.50%
              Greater than or
              equal to
              2.50:1.00 but
              less than
  2           3.00:1.00              2.75%              3.00%            2.75%         3.75%              4.00%          3.75%
              Greater than or
              equal to
  3           3.00:1.00              3.00%              3.25%            3.00%         4.00%              4.25%          4.00%

            However,  from October 1, 2004 until  delivery to the lenders of our financial  statements for the quarter ending December 31, 2004,  Level 2 pricing applies.  Interest is payable periodically on borrowings under the Senior Credit
Facility.  In addition, on December 31, 2003 and on the last day of each quarter thereafter,  we are required to make principal  repayments of the A Term Loan in increasing  amounts and on December 31, 2004 and on the last day of each quarter thereafter, we are required to make principal payments on the B Term Loan in the amount of $57,500 until August 25, 2008 when we will be required to make a final payment of $22,137,500.  The Senior Credit Facility is  collateralized by all of our assets.  Additionally,  we are precluded  from  declaring or paying any cash dividends,  except we may accrue and accumulate,  but not pay, cash dividends on our  outstanding  redeemable  preferred  stock.  As of December 31, 2004,  $24.0 million was  outstanding  under the A Term Loan,  $22.9 million was  outstanding under the B Term Loan and $3.7 million was outstanding  under the Revolving Loan
Facility with a weighted average interest rate of 6.3% per annum.

            We are  also  required  to meet  certain  affirmative  and  negative covenants,  including but not limited to financial covenants. We are required to assess our compliance  with these  financial  covenants  under the Senior Credit
Facility on a quarterly basis. These financial  covenants are based on a measure that is not consistent  with  accounting  principles  generally  accepted in the
United States of America. Such measure is EBITDA (as defined),  which represents earnings before  interest,  taxes,  depreciation  and  amortization,  as further modified by certain defined  adjustments.  The failure to meet these  covenants, absent a waiver  or  amendment,  would  place us in  default  and cause the debt outstanding  under the Senior  Credit  Facility  to  immediately  become due and
payable.  The  Senior  Credit  Facility  also  includes  certain   cross-default
provisions to our 16.3% Senior Subordinated Notes Due February 27, 2009. We were in  compliance  with all  covenants  under  the  Senior  Credit  Facility  as of
September 30, 2003 and all subsequent  quarters up to and including December 31,
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
As with the Senior Credit Facility,  we are required to meet certain affirmative and  negative  covenants  under the New  Notes,  including  but not  limited  to financial  covenants.  We were in compliance  with all  covenants  under the New
Notes as of September 30, 2003 and all  subsequent  quarters up to and including
December 31, 2004.

            In  connection  with the early  repayment of the 1997 Notes and 1999
Notes,  during the first  quarter of fiscal 2004,  we  recognized a loss of $1.0 million  attributable  to the  unamortized  financing  costs and original  issue discount  associated  with the 1997  Notes and 1999  Notes,  and  recorded  $0.6 million of  financing  costs and original  issue  discount  associated  with New
Notes.  Such  fees are  being  amortized  over the  life of the New  Notes.  The weighted  average  effective  interest  rate of the  New  Notes,  including  the amortization of deferred  financing costs and original issue discount,  is 18.0%
per annum.

            In May  2000,  we  sold  5,000  shares  of  Series  A 8%  Cumulative
Convertible  Preferred Stock, no par value (the "Series A Preferred Stock"), for
$1,000 per share.  Shares of the Series A Preferred Stock were  convertible into shares of common stock at any time at a conversion  price of $9.28 per share. In addition,  in  November  2001,  we sold 2,500  shares of Series B 8%  Cumulative
Convertible  Preferred Stock, no par value (the "Series B Preferred Stock"), for
$1,000 per share.  Shares of the Series B Preferred Stock were  convertible into shares of common  stock at any time at a  conversion  price of $12.92 per share.
Effective  August 18, 2004, the holder of the Series A Preferred Stock converted its shares into 754,982 shares of our common stock.  Effective December 7, 2004, the holder of the Series B Preferred  Stock  converted  its shares into  247,420 shares of our common stock.

            During the six months ended December 31, 2004, our capital resources included cash flows from operations and available  borrowing  capacity under the
Senior Credit Facility. We believe that cash flows from operations and available borrowings  under the Senior Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

            The  table  below  sets  forth  our  contractual  obligations  as of
December 31, 2004 (in thousands):

                                              Less than
Contractual obligations             Total      1 Year       2-3 Years    4-5 Years    Thereafter
-----------------------           ---------------------------------------------------------------
Senior Credit Facility
   Principal                       $ 50,569     $  7,659     $ 20,657     $ 22,253     $   --
   Interest                           7,233        2,688        3,748          797         --
                                   --------     --------     --------     --------     --------
Total Senior Credit Facility         57,802       10,347       24,405       23,050         --
                                   --------     --------     --------     --------     --------

Subordinated debt
   Principal                         30,000         --           --         30,000         --
   Interest*                         25,510        3,862        8,237       13,411         --
                                   --------     --------     --------     --------     --------
Total subordinated debt              55,510        3,862        8,237       43,411         --
                                   --------     --------     --------     --------     --------

Other debt, including interest          217           65          130           22         --
Employment agreements                 1,894          950          944         --           --
Operating leases                     14,407        4,372        6,541        3,097          397
                                   --------     --------     --------     --------     --------
Total obligations                  $129,430     $ 19,596     $ 40,257     $ 69,580     $    397
                                   ========     ========     ========     ========     ========

*includes paid-in-kind interest paid upon loan termination.

            As previously  discussed,  on October 1, 2004, we purchased the bulk
CO2  beverage   carbonation   business  of  Pain  Enterprises,   Inc.  for  cash
consideration of $15.7 million. Concurrent with the acquisition, the B Term Loan of our Senior Credit  Facility was increased by $13.0 million from $10.0 million to $23.0 million.

            In  addition,  in May 1997 we  entered  into an  exclusive  bulk CO2 requirements contract with The BOC Group, Inc.

            WORKING  CAPITAL.  At December 31, 2004 and June 30, 2004,  we had a
working capital deficit of $2.6 million and $4.6 million, respectively.

            CASH  FLOWS  FROM  OPERATING  ACTIVITIES.  Cash  flows  provided  by operations  increased  by $2.5 million from $7.4 million in 2003 to $9.9 million in 2004. The improvement derived from net income (excluding non-cash charges) of
$3.4  million was offset by a $0.9 million  reduction  in cash  generated by the working  capital  components  of our  balance  sheet,  due in large  part to the extension of credit  associated with customers  acquired through the transaction with Pain Enterprises, Inc. in October 2004.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2004 and 2003, net cash used in investing  activities was $24.7 million and $7.7 million,  respectively.
Investing  activities in 2004 included $15.7 million paid for the acquisition of the bulk CO2 beverage carbonation business of Pain Enterprises, Inc. and related acquisition  expenses.  Such purchase price was allocated among tangible assets, intangible  assets,  and goodwill as follows:  $6.7 million for tangible assets,
$6.4 million for intangible  assets and $2.6 million for goodwill.  Exclusive of acquisition  purchases,  investing activities are primarily  attributable to the acquisition, installation and direct placement costs of bulk CO2 systems.

            CASH  FLOWS  FROM  FINANCING  ACTIVITIES.  During  2004,  cash flows provided by financing  activities was $14.3 million compared to $39,000 in 2003.
In  October  2004,  concurrent  with the  acquisition  of the bulk CO2  beverage carbonation  business of Pain  Enterprises,  Inc., the B Term Loan of our Senior
Credit  Facility  was  increased by $13.0  million  from $10.0  million to $23.0 million.  Excluding  the  extension of credit  associated  with the  acquisition purchase price and fees related to the changes in our Senior Credit Facility, we repaid debt of approximately $2.8 million.  During 2003, we refinanced our debt, as  previously  discussed,  receiving  proceeds  of $73.2  million,  paying fees associated with the refinancing of $2.7 million, while simultaneously paying off our previous financing facilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

            On  July  1,  2003,  we  adopted  EITF  Issue  No.  00-21,  "REVENUE
ARRANGEMENTS WITH MULTIPLE  DELIVERABLES"  ("EITF 00-21").  EITF 00-21 addresses certain aspects of the accounting by a vendor for  arrangements  under which the vendor will perform multiple revenue generating  activities.  As of December 31,
2004,  approximately  61,000 of our customer locations utilized a plan agreement that provides for a fixed monthly  payment to cover the use of a bulk CO2 system and a predetermined  maximum quantity of CO2 ("budget  plan").  Prior to July 1,
2003,  as lessor,  we recognized  revenue under our budget plan  agreements on a straight-line  basis over the life of the related  leases.  We have  developed a methodology  for the purpose of separating the aggregate  revenue stream between the rental of the  equipment  and the sale of the CO2.  Effective  July 1, 2003, revenue attributable to the lease of equipment, including equipment leased under the budget plan, is recorded on a straight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gases,  including  CO2 provided under the budget plan, is recorded upon delivery to the customer.

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

            Under the budget plan,  each  customer  has a maximum CO2  allowance that is measured and reset on the contract anniversary date. At that date, it is appropriate to record revenue for actual deliveries of CO2 in excess of contract billings. Because of the large number of customers under the budget plan and the fact that the anniversary  dates for determining  maximum  quantities are spread throughout  the  year,  our  methodology  involves  the  use  of  estimates  and assumptions  to separate the aggregate  revenue  stream  derived from  equipment rentals to budget plan  customers,  and also to approximate  the  recognition of revenue from CO2 sales to budget plan customers  upon delivery.  We believe that the adoption of EITF 00-21 has the most impact on the  recognition of revenue on a quarterly basis as CO2 usage fluctuates  during a fiscal year based on factors such as weather, and traditional summer and holiday periods. Over a twelve-month period, we believe that the effect is less significant since seasonal variations are largely  eliminated  and CO2  allowances  under budget plan  agreements  are measured and reset annually.

            In December 2003, the Financial  Accounting Standards Board ("FASB")
revised  FASB  Interpretation  No.  46,   "CONSOLIDATION  OF  VARIABLE  INTEREST
ENTITIES."  Application of FASB Interpretation No. 46 is required in a company's financial  statements  for  interests  in variable  interest  entities  that are considered special-purpose entities for reporting periods ending after March 15,
2004. FASB Interpretation No. 46 did not affect our financial position,  results of operations, or cash flows.

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
The adoption of the revised  SFAS No. 132,  effective  January 1, 2004,  did not affect our financial position, results of operations, or cash flows.

            In December  2004,  the FASB revised SFAS No. 123,  "ACCOUNTING  FOR
STOCK-BASED  COMPENSATION" ("SFAS 123-R"). SFAS 123-R supersedes APB Opinion No.
25,  "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and its related  implementation guidance.  SFAS 123-R requires all share-based payments to employees,  including grants  of  employee  stock  options,  to be  recognized  in  the  statement  of operations based on their fair value and vesting schedule.  However,  SFAS 123-R does not change the accounting  guidance for  share-based  payment  transactions with parties other than employees  provided in SFAS 123 as originally issued and
EITF Issue No.  96-18,  "ACCOUNTING  FOR EQUITY  INSTRUMENTS  THAT ARE ISSUED TO
OTHER THAN EMPLOYEES FOR ACQUIRING,  OR IN  CONJUNCTION  WITH SELLING,  GOODS OR
SERVICES." We will adopt SFAS 123-R effective with the fiscal quarter  beginning
July 1, 2005, at which time, pro forma disclosure of net income and earnings per share as provided in Note 7, will no longer be an  alternative to recognition in our statement of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of December 31, 2004, a total of $50.6 million was  outstanding  under the Senior  Credit  Facility with a weighted  average  interest rate of 6.3% per annum. Based upon the $50.6 million outstanding under the Senior Credit Facility at December 31, 2004, our annual  interest cost under the Senior Credit Facility would  increase by $0.5  million for each 1%  increase  in  Eurodollar  interest rates.

            In order to reduce our exposure to increases in Eurodollar  interest rates, and consequently to increases in interest  payments,  on October 2, 2003, we entered into an interest rate swap  transaction (the "Swap") in the amount of
$20.0 million (the "Notional  Amount") with an effective date of March 15, 2004.
Pursuant  to the  Swap,  we pay a fixed  interest  rate of 2.12%  per  annum and receive  a  Eurodollar-based  floating  rate.  The  effect  of  the  Swap  is to neutralize any changes in Eurodollar rates on the Notional Amount. We do not, on a routine basis,  enter into  speculative  derivative  transactions or leveraged swap  transactions,  except as disclosed.  As the Swap was not  effective  until
March 15, 2004 and no cash flows were exchanged prior to that date, the Swap did not meet the  requirements  to be designated  as a cash flow hedge.  As such, an unrealized  loss of $177,000 was recognized in our results of operations for the fiscal year ended June 30, 2004, reflecting the change in fair value of the Swap from  inception to the effective  date.  As of March 15, 2004,  the Swap met the requirements  to be  designated  as a cash  flow  hedge  and is  deemed a highly effective transaction. Accordingly, we recorded $264,000 representing the change in fair value of the Swap from March 15, 2004 through  June 30,  2004,  as other comprehensive income. The fair value of the Swap increased by $23,000 during the first six months of fiscal 2005 to $110,000.

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

PART II.       OTHER INFORMATION.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            On October 26, 2004, DK  Acquisition  Partners,  L.P., the holder of warrants  to  purchase  156,380  shares of our  common  stock,  pursuant  to the cashless exercise provision  contained in the warrants,  exercised such warrants in their  entirety for 84,993  shares of our common stock  without  registration under the Securities  Act of 1933, as amended  ("Securities  Act"),  in reliance upon the exemption from registration  provided by Section 4(2) of the Securities
Act. In  connection  with the  cashless  exercise,  warrants to purchase  71,387 shares of our common stock were cancelled.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          (a)     Our 2004 Annual Meeting of  Shareholders  was held on December
                  9, 2004.
          (b)     Robert  L.  Frome was  elected  as a Class I  director  of the
                  Company   to  serve   until  our  2007   Annual   Meeting   of
                  Shareholders.  The terms of Michael E.  DeDomenico  and Daniel
                  Raynor,  Class II  directors  of the  Company,  and J.  Robert
                  Vipond, Class III director of the Company,  continue until our
                  2005 and 2006 Annual Meetings of Shareholders, respectively.
          (c)     (1) Election of Director:

                  Nominee              Number of Votes For   Number of Votes Against

                  Robert L. Frome          9,646,930              1,636,300

                  (2)  Ratification  of the  Grant of Stock  Option  to  Certain
                       Directors:

                  Number of         Number of          Number of Votes         Number of Broker
                  Votes For      Votes Against            Abstaining               Non-Votes
                  ---------      -------------            ----------               ---------
                  8,678,314        563,742                 8,935                   2,032,239

ITEM 6.           EXHIBITS.

          (a)     Exhibit No.   Exhibit

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

                                                   NuCO2 Inc.

Dated:  February 9, 2005                       By: /s/ Robert R. Galvin
                                                   ----------------------------
                                                   Robert R. Galvin
                                                   Chief Financial Officer

