Form 10-Q
period 2005-03-31
NUCO2 INC /FL
filed 2005-05-10
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/ X /  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

                                       OR

/   /  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------    ------------------------

                         Commission file number 0-27378

                                   NUCO2 INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Florida                                        65-0180800
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    2800 SE Market Place, Stuart, FL                                     34997
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

          Class                                    Outstanding at March 31, 2005
          -----                                    -----------------------------
Common Stock, $.001 par value                             15,175,986 shares

                                   NUCO2 INC.

                                      Index

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Balance Sheets as of March 31, 2005 and                            3
              June 30, 2004

            Statements of Operations for the Three Months Ended                4
              March 31, 2005 and March 31, 2004

            Statements of Operations for the Nine Months Ended                 5
              March 31, 2005 and March 31, 2004

            Statement of Shareholders' Equity for the Nine                     6
              Months Ended March 31, 2005

            Statements of Cash Flows for the Nine Months                       7
              Ended March 31, 2005 and March 31, 2004

            Notes to Financial Statements                                      8

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                           19
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                               33

ITEM 4.     CONTROLS AND PROCEDURES                                           33

PART II.    OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND                       33
              USE OF PROCEEDS

ITEM 6.     EXHIBITS                                                          34

SIGNATURES                                                                    35

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                   NUCO2 INC.

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                     ------
                                                                                 March 31, 2005        June 30, 2004*
                                                                                 --------------        -------------
                                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                                      $    38,405          $     505
    Trade accounts receivable, net of allowance for doubtful
        accounts of $1,962 and $2,095, respectively                                      7,953              6,141
    Inventories                                                                            249                226
    Prepaid insurance expense and deposits                                               2,036              2,193
    Prepaid expenses and other current assets                                            1,422                719
                                                                                   -----------          ---------
        Total current assets                                                            50,065              9,784
                                                                                   -----------          ---------

Property and equipment, net                                                            101,681             92,969
                                                                                   -----------          ---------

Other assets:
    Goodwill, net                                                                       22,037             19,222
    Deferred financing costs, net                                                        2,428              2,178
    Customer lists, net                                                                  5,362                 41
    Non-competition agreements, net                                                        950                703
    Deferred lease acquisition costs, net                                                4,197              3,458
    Other assets                                                                           174                181
                                                                                   -----------          ---------
                                                                                        35,148             25,783
                                                                                   -----------          ---------

           Total assets                                                            $   186,894          $ 128,536
                                                                                   ===========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Current maturities of long-term debt                                           $     5,666          $   6,048
    Current maturities of subordinated debt                                             30,495               --
    Accounts payable                                                                     5,050              4,579
    Accrued expenses                                                                     1,501              1,840
    Accrued interest                                                                       438                440
    Accrued payroll                                                                        889              1,137
    Other current liabilities                                                              393                343
                                                                                   -----------          ---------
        Total current liabilities                                                       44,432             14,387

Long-term debt, excluding current maturities                                            32,332             30,962
Subordinated debt, excluding current maturities                                           --               29,163
Customer deposits                                                                        3,560              3,247
                                                                                   -----------          ---------
        Total liabilities                                                               80,324             77,759
                                                                                   -----------          ---------

Commitments and contingencies
Redeemable preferred stock                                                                --               10,021
                                                                                   -----------          ---------

Shareholders' equity:
    Preferred  stock;  no par value; 5,000,000 shares authorized;  issued and outstanding 0 shares at March 31, 2005
        and 7,500 shares at June 30, 2004                                                 --                 --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 15,175,986 shares at March 31, 2005
        and 10,840,831 shares at June 30, 2004                                              15                 11
    Additional paid-in capital                                                         154,966             96,185
    Accumulated deficit                                                                (48,703)           (55,704)
    Accumulated other comprehensive income                                                 292                264
                                                                                   -----------          ---------

        Total shareholders' equity                                                     106,570             40,756
                                                                                   -----------          ---------
                                                                                   $   186,894          $ 128,536
                                                                                   ===========          =========

*Restated to conform to current year presentation.
See accompanying notes to financial statements.

                                   NUCO2 INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                     2005       2004*
                                                     ----       -----

Revenues:
    Product sales                                  $15,578    $12,361
    Equipment rentals                                9,033      7,711
                                                    -------    -------

Total revenues                                      24,611     20,072
                                                    -------    -------

Costs and expenses:
    Cost of products sold, excluding
        depreciation and amortization               10,504      8,364
    Cost of equipment rentals, excluding
        depreciation and amortization                  724        624
    Selling, general and administrative
        expenses                                     4,063      3,748
    Depreciation and amortization                    4,276      3,776
    Loss on asset disposal                             163        331
                                                    -------    -------
                                                    19,730     16,843
                                                    -------    -------

Operating income                                     4,881      3,229
Unrealized loss on financial instrument               --          177
Interest expense                                     2,171      1,980
                                                    -------    -------

Income before provision for income taxes             2,710      1,072
Provision for income taxes                            --         --
                                                    -------    -------

Net income                                         $ 2,710    $ 1,072
                                                    =======    =======

Weighted average outstanding shares of
    common stock:

    Basic                                           12,807     10,683
                                                    =======    =======
    Diluted                                         13,826     11,964
                                                    =======    =======

Net income per basic common share                  $  0.21    $  0.08
                                                    =======    =======
Net income per diluted common share                $  0.20    $  0.07
                                                    =======    =======

*Restated to conform to current year presentation.
See accompanying notes to financial statements.

                                   NUCO2 INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                Nine Months Ended March 31,
                                                ---------------------------
                                                     2005       2004*
                                                     ----       -----

Revenues:
    Product sales                                  $44,719      $ 36,576
    Equipment rentals                               26,453        23,188
                                                   -------      --------

Total revenues                                      71,172        59,764
                                                   -------      --------

Costs and expenses:
    Cost of products sold, excluding
        depreciation and amortization               29,975        25,375
    Cost of equipment rentals, excluding
        depreciation and amortization                1,844         1,833
    Selling, general and administrative
        expenses                                    12,774        11,530
    Depreciation and amortization                   12,213        11,481
    Loss on asset disposal                             820         1,050
                                                   -------      --------
                                                    57,626        51,269
                                                   -------      --------

Operating income                                    13,546         8,495
Loss on early extinguishment of debt                  --           1,964
Unrealized loss on financial instrument               --             177
Interest expense                                     6,439         5,927
                                                   -------      --------

Income before provision for income taxes             7,107           427
Provision for income taxes                             106          --
                                                   -------      --------

Net income                                         $ 7,001      $    427
                                                   =======      ========

Weighted average outstanding shares of
    common stock:

    Basic                                           11,996        10,656
                                                   =======      ========
    Diluted                                         13,395        10,656
                                                   =======      ========

Net income (loss) per basic common share           $  0.57      $  (0.01)
                                                   =======      ========
Net income (loss) per diluted common share         $  0.51      $  (0.01)
                                                   =======      ========

*Restated to conform to current year presentation.
 See accompanying notes to financial statements.

                                   NUCO2 INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                      Accumulated
                                                        Common Stock        Additional                   Other          Total
                                                        ------------         Paid-In    Accumulated   Comprehensive  Shareholders'
                                                      Shares     Amount      Capital      Deficit       Income         Equity
                                                      ------     ------      -------      -------       ------         ------
Balance, June 30, 2004                            10,840,831      $11      $  96,185       $(55,704)      $264      $  40,756
Comprehensive income:
    Net income                                          --         --           --            7,001        --           7,001
    Other comprehensive income:
    Interest rate swap transaction                      --         --           --             --           28             28
                                                                                                                    ---------
Total comprehensive income                                                                                              7,029

Conversion of 5,000 shares of
    Redeemable Preferred Stock                       754,982        1          7,005           --          --           7,006
Conversion of 2,500 shares of
    Redeemable Preferred Stock                       247,420       --          3,196           --          --           3,196
Issuance of 953,285 shares of
    common stock - exercise of
    warrants                                         953,285        1            742           --          --             743
Issuance of 337,755 shares of
    common stock - exercise of
    options                                          337,755       --          2,449           --          --           2,449
Issuance of 2,041,713 shares of
    common stock                                   2,041,713        2         45,571           --          --          45,573
Redeemable preferred stock dividend                     --         --           (182)          --          --            (182)
                                                  ----------      ---      ---------       --------       ----      ---------
Balance, March 31, 2005                           15,175,986      $15      $ 154,966       $(48,703)      $292      $ 106,570
                                                  ==========      ===      =========       ========       ====      =========

See accompanying notes to financial statements.

                                   NUCO2 INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Nine Months Ended March 31,
                                                                                             ---------------------------
                                                                                               2005              2004*
                                                                                               ----              -----
Cash flows from operating activities:

    Net income                                                                              $  7,001          $    427
    Adjustments to reconcile net income to net cash provided
        by operating activities:
            Depreciation and amortization of property and equipment                           10,163             9,983
            Amortization of other assets                                                       2,050             1,498
            Amortization of original issue discount                                              318               300
            Paid-in-kind interest                                                              1,014               776
            Loss on disposals                                                                    820             1,050
            Loss on early extinguishment of debt                                                --               1,964
            Unrealized loss on financial instrument                                             --                 177
            Changes in operating assets and liabilities:
                Decrease (increase) in:
                    Trade accounts receivable                                                 (1,813)              385
                    Inventories                                                                  (22)              (18)
                    Prepaid insurance expense and deposits                                       157            (1,107)
                    Prepaid expenses and other current assets                                   (703)             (546)
                Increase (decrease) in:
                    Accounts payable                                                             472               329
                    Accrued expenses                                                            (803)               11
                    Accrued payroll                                                             (249)             (528)
                    Accrued interest                                                              27              (513)
                    Other current liabilities                                                     49                51
                    Customer deposits                                                            313                50
                                                                                            --------          --------

            Net cash provided by operating activities                                         18,794            14,289
                                                                                            --------          --------

Cash flows from investing activities:
    Purchase of property and equipment                                                       (12,985)          (10,528)
    Increase in deferred lease acquisition costs                                              (1,662)           (1,208)
    Acquisition of business                                                                  (15,739)             --
    Decrease in other assets                                                                       7                 3
                                                                                            --------          --------
            Net cash used in investing activities                                            (30,379)          (11,733)
                                                                                            --------          --------

Cash flows from financing activities:
    Repayment of long-term debt                                                              (23,261)          (79,832)
    Proceeds from issuance of long-term debt                                                  24,250            79,400
    Proceeds from the issuance of common stock                                                46,633              --
    Issuance costs - common stock                                                               (510)             --
    Exercise of warrants                                                                         743                15
    Exercise of stock options                                                                  2,449               443
    Increase in deferred financing costs                                                        (819)           (2,745)
                                                                                            --------          --------
            Net cash provided by (used in) financing activities                               49,485            (2,719)
                                                                                            --------          --------

Increase (decrease) in cash and cash equivalents                                              37,900              (163)
Cash and cash equivalents at the beginning of period                                             505               455
                                                                                            --------          --------
Cash and cash equivalents at the end of period                                              $ 38,405          $    292
                                                                                            ========          ========

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
        Interest                                                                            $  5,109          $  5,277
                                                                                            ========          ========
        Income taxes                                                                        $    127          $   --
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

NOTE 2.     ACCOUNTING PRONOUNCEMENTS

            On July 1, 2003, the Company adopted EITF Issue No. 00-21,  "REVENUE
ARRANGEMENTS WITH MULTIPLE  DELIVERABLES"  ("EITF 00-21").  EITF 00-21 addresses certain aspects of the accounting by a vendor for  arrangements  under which the vendor will perform multiple revenue generating  activities.  The Company's bulk
CO2 budget plan agreements  provide for a fixed monthly payment to cover the use of a bulk CO2 system and a  predetermined  maximum  quantity of CO2. As of March
31, 2005, approximately 63,000 of the Company's customer locations utilized this plan. Prior to July 1, 2003, the Company,  as lessor,  recognized  revenue under its budget plan agreements on a straight-line basis over the life of the related leases.  The Company  developed a methodology  for the purpose of separating the aggregate revenue stream between the rental of the equipment and the sale of the
CO2.  Effective July 1, 2003,  revenue  attributable  to the lease of equipment, including equipment leased under the budget plan, is recorded on a straight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gases,  including CO2 provided under the budget plan, is recorded upon delivery to the customer.

            The  Company has  elected to apply EITF 00-21  retroactively  to all budget plan  agreements in existence as of July 1, 2003.  Based on the Company's analysis,  the  aggregate  amount of CO2 actually  delivered  under budget plans during the quarter  ended June 30, 2003 was not  materially  different  than the corresponding portion of the fixed charges attributable to CO2. Accordingly, the
Company believes the cumulative  effect of the adoption of EITF 00-21 as of July
1, 2003 was not significant.

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

            In  December  2003,  the  FASB  revised  SFAS  No.  132,   "EMPLOYER
DISCLOSURES  ABOUT PENSIONS AND OTHER  POSTRETIREMENT  BENEFITS" ("SFAS 132-R").
SFAS 132-R requires additional  disclosures  regarding the assets,  obligations, cash flows,  and net periodic  benefit cost of defined  benefit  plans and other defined benefit  postretirement plans. SFAS 132-R requires that this information be provided separately for pension plans and other postretirement benefit plans.
The adoption of the revised SFAS No. 132-R,  effective  January 1, 2004, did not affect the Company's financial position, results of operations, or cash flows.

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

                                                                      Three Months Ended March 31,       Nine Months Ended March 31,
                                                                      ----------------------------       ---------------------------
                                                                          2005           2004                2005           2004
                                                                          ----           ----                ----           ----

Weighted average shares outstanding - basic                              12,807          10,683             11,996          10,656

Outstanding  options and warrants to purchase
  shares of common stock - remaining
  shares after assuming repurchase with proceeds
  from exercise                                                           1,019           1,281              1,399            --
                                                                        -------         -------            -------          ------

Weighted average shares outstanding - diluted                            13,826          11,964             13,395          10,656
                                                                        =======         =======            =======          ======

            The Company  excluded  the  equivalent  of 931,143  shares of common stock for the nine months ended March 31, 2004, as these options and warrants to purchase  common  stock were  anti-dilutive  for that period.  In addition,  the
Company  excluded the effects of the  conversion of its  outstanding  redeemable preferred  stock  using  the "if  converted"  method,  as the  effect  would  be anti-dilutive  for all  periods  presented  (Note 6). The  Company's  redeemable preferred stock was convertible  into 954,024 shares of common stock as of March
31, 2004.

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

                                             Three Months Ended March 31,         Nine Months Ended March 31,
                                             ----------------------------         ---------------------------
                                                2005             2004               2005               2004
                                                ----             ----               ----               ----

Net income (loss)                              $ 2,710          $  1,072           $  7,001           $    427
Redeemable preferred stock dividends              --                (193)              (182)              (566)
                                               -------          --------           --------           --------
Net income (loss) -
    available to common shareholders           $ 2,710          $    879           $  6,819           $   (139)
                                               =======          ========           ========           ========

Weighted average outstanding shares of
    common stock:

Basic                                           12,807            10,683             11,996             10,656
Diluted                                         13,826            11,964             13,395             10,656

Basic income (loss) per share                  $  0.21          $   0.08           $   0.57           $  (0.01)
                                               =======          ========           ========           ========
Diluted income (loss) per share                $  0.20          $   0.07           $   0.51           $  (0.01)
                                               =======          ========           ========           ========

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
Credit Facility is collateralized by all of the Company's assets.  Additionally, the Company is precluded from declaring or paying any cash dividends.

            The  Company  is also  required  to  meet  certain  affirmative  and negative  covenants,  including  but not  limited to  financial  covenants.  The
Company is  required to assess its  compliance  with these  financial  covenants under the Senior Credit Facility on a quarterly basis. These financial covenants are  based  on a  measure  that is not  consistent  with  accounting  principles generally  accepted in the United States of America.  Such measure is EBITDA (as defined),  which represents  earnings before interest,  taxes,  depreciation and amortization, as further modified by certain defined adjustments. The failure to meet these covenants,  absent a waiver or amendment,  would place the Company in default  and cause the debt  outstanding  under the Senior  Credit  Facility  to immediately  become due and  payable.  The  Company was in  compliance  with all covenants  under the Senior  Credit  Facility as of  September  30, 2003 and all
subsequent quarters up to and including March 31, 2005.

            In connection with the  termination of the Amended Credit  Facility, during the first quarter of fiscal 2004,  the Company  recognized a loss of $0.9 million from the write-off of unamortized  financing  costs  associated with the
Amended Credit Facility and recorded $2.2 million in financing costs  associated with the Senior Credit Facility. Such costs are being amortized over the life of the Senior Credit Facility.

            On March 30, 2005, the Company sold  2,041,713  shares of its common stock in an underwritten public offering.  Based on the public offering price of
$24.17 per share and after deducting underwriting discounts and commissions, net proceeds  were  approximately  $46.6  million.  On March 31,  2005,  the Company reduced the outstanding  principal amount of the Senior Credit Facility by $11.2 million and on April 4, 2005,  the Company used  approximately  $34.3 million of the net proceeds  from the offering to redeem all of the New Notes (see Note 5).
In addition,  the Company incurred $1.1 million in legal,  accounting,  printing and other  expenses,  of which $0.5 million was paid as of March 31, 2005. As of
March 31, 2005,  $14.9 million was  outstanding  under the A Term Loan and $22.9 million was outstanding  under the B Term Loan with a weighted  average interest rate of 6.6% per annum.  No amounts were  outstanding  under the Revolving  Loan
Facility as of March 31, 2005.

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

            The  Company  uses  derivative  instruments  to manage  exposure  to interest rate risks.  The Company's  objectives for holding  derivatives  are to minimize the risks using the most  effective  methods to eliminate or reduce the impact of this exposure. Prior to August 25, 2003, the Company was a party to an interest rate swap agreement (the "Prior Swap") with a notional  amount of $12.5 million and a termination  date of September 28, 2003. Under the Prior Swap, the
Company paid a fixed interest rate of 5.23% per annum and received a LIBOR-based floating  rate. In conjunction  with the  termination of the Prior Swap prior to maturity, the Company paid $86,000, which represented the fair value of the swap liability.  The $86,000 was  reclassified  from other  comprehensive  income and recognized as a component of the loss on early extinguishment of debt.

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

            In order to reduce the Company's exposure to increases in Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap  transaction  (the "Swap") on October 2, 2003, in the amount of $20.0 million ("Notional  Amount") with an effective date of March 15,
2004 and a maturity  date of  September  15,  2005.  Pursuant  to the Swap,  the
Company  pays  a  fixed  interest  rate  of  2.12%  per  annum  and  receives  a
Eurodollar-based  floating  rate.  The effect of the Swap is to  neutralize  any changes  in  Eurodollar  rates  on the  Notional  Amount.  As the  Swap  was not effective  until March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such, an unrealized  loss of $177,000 was recognized in the Company's results of operations  for the fiscal year ended June 30, 2004,  reflecting  the change in fair value of the Swap from  inception to the  effective  date.  As of
March 15, 2004,  the Swap met the  requirements  to be designated as a cash flow hedge and is deemed a highly  effective  transaction.  Accordingly,  the Company recorded $264,000,  representing the change in fair value of the Swap from March
15, 2004 through June 30, 2004, as other comprehensive income. The fair value of the Swap  increased  by $28,000  during the first nine  months of fiscal 2005 to
$115,000.

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

            On August  25,  2003,  concurrently  with the  closing of the Senior
Credit  Facility,  the Company  prepaid the 1997 Notes and 1999 Notes and issued
$30.0 million of the Company's 16.3% Senior  Subordinated Notes due February 27,
2009 (the "New  Notes")  with  interest  only  payable  quarterly  in arrears on
February 28, May 31, August 31 and November 30 of each year, commencing November
30, 2003.  Interest on the New Notes was 12% per annum  payable in cash and 4.3%
per annum  payable  "in  kind" by adding  the  amount  of such  interest  to the principal  amount  of the New  Notes  then  outstanding.  Ten year  warrants  to purchase an  aggregate  of 425,000  shares of the  Company's  common stock at an exercise price of $8.79 per share were issued in connection  with the New Notes.
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
the Company allocated  proceeds of $27.7 million to the debt and $2.3 million to the  warrants,  with  the  resulting  discount  on the debt  referred  to as the original issue  discount.  The original  issue  discount was being  amortized as interest expense over the life of the debt.

            In  connection  with the early  repayment of the 1997 Notes and 1999
Notes during the first quarter of fiscal 2004, the Company  recognized a loss of
$1.0 million attributable to the unamortized  financing costs and original issue discount  associated  with the 1997  Notes and 1999  Notes,  and  recorded  $0.6 million of financing costs  associated with the New Notes.  Such fees were being amortized  over  the  life of the New  Notes.  The  weighted  average  effective interest rate of the New Notes,  including the  amortization  of original  issue discount, was 18.0% per annum.

            As with the Senior Credit Facility, the Company was required to meet certain  affirmative and negative  covenants under the New Notes,  including but not limited to financial covenants.  In conjunction with the modification of the
Senior Credit Facility on October 1, 2004,  certain  financial  covenants of the
New Notes were modified.  The Company was in compliance with all covenants under the New Notes as of  September  30, 2003 and all  subsequent  quarters up to and including the quarter ended March 31, 2005.

            On April 4, 2005, the Company used $34.3 million of the net proceeds from the sale of 2,041,713 shares of its common stock in an underwritten  public offering in March 2005 to redeem the New Notes at 106% of the original principal amount plus accrued  interest.  In addition,  during the quarter ending June 30,
2005,  the  Company  will  recognize  a loss on the  early  termination  of debt associated with the New Notes of approximately $4.1 million,  which includes the prepayment penalty, unamortized fees and the unamortized portion of the original issue discount.

            During the fiscal year ended June 30,  2002,  65,574 of the warrants issued in  connection  with the 1997 Notes were  exercised  and  converted  into shares of the Company's  common stock.  On August 22, 2002, in conjunction  with the private  placement of 1,663,846  shares of the Company's  common stock,  the remaining  warrants  issued in conjunction  with the 1997 Notes and the warrants issued in connection with the 1999 Notes were adjusted pursuant to anti-dilution provisions  to provide for the purchase of an  additional  21,906  shares of the
Company's common stock.  During fiscal 2004,  warrants to purchase 30,831 shares of the Company's  common stock issued in connection with the 1997 Notes and 1999
Notes were exercised  pursuant to the cashless exercise  provision  contained in the warrants.  In connection  with the cashless  exercise,  warrants to purchase
50,647  shares of the  Company's  common stock were  canceled.  In addition,  in fiscal 2004 warrants to purchase  75,000  shares of the  Company's  common stock issued in connection with the New Notes were exercised for proceeds of $659,250, recorded as additional paid-in-capital on the Company's balance sheet as of June
30,  2004.  During the first nine  months of fiscal  2005,  warrants to purchase
893,956 shares of the Company's  common stock issued in connection with the 1997
Notes,  1999 Notes and New Notes were  exercised  for proceeds of  $742,812.  In connection with certain cashless exercises,  warrants to purchase 389,528 shares of the Company's  common stock were canceled.  As of March 31, 2005, no warrants issued  in  connection  with the  1997  Notes,  1999  Notes  or New  Notes  were outstanding.

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

            During the nine months  ended March 31, 2005 and 2004,  the carrying amount (and Liquidation  Preferences) of the Series A Preferred Stock and Series
B Preferred  Stock  ("Preferred  Stock") was increased by $182,000 and $566,000, respectively, for dividends accrued.

NOTE 7.     SHAREHOLDERS' EQUITY

            (a)  NON-QUALIFIED STOCK OPTIONS AND WARRANTS

            In May 1997,  the Company  entered into a supply  agreement with The
BOC Group,  Inc. ("BOC") by which BOC committed to provide the Company with 100%
of  its  CO2  requirements  at  competitive  prices.  In  connection  with  this agreement, the Company granted BOC a warrant to purchase 1,000,000 shares of its common stock.  The warrant was  exercisable at $17 per share from May 1, 1999 to
May 1, 2002 and  thereafter  at $20 per share until April 30, 2007. In May 2000, the Company  solicited BOC to purchase  1,111,111  shares of its common stock at
$9.00  per  share.  In  connection  with this  purchase  of  common  stock,  the outstanding warrant was reduced to 400,000 shares, with an exercise price of $17 per share. On the date of issuance of the common stock, the closing price of the common stock on the Nasdaq National Market was $8.00 per share. In addition,  in
March 2005,  warrants to purchase  59,329 shares of common stock were  exercised pursuant to the  cashless  exercise  provisions  contained in the  warrants.  In connection with this cashless  exercise,  warrants to purchase 140,671 shares of the Company's common stock were canceled. As of March 31, 2005, 200,000 warrants to purchase shares of the Company's common stock were outstanding.

            In January 2001, the Company granted to each  non-employee  director options for 10,000 shares of common stock.  An aggregate of 50,000  options were granted at an exercise price equal to $7.82.  In March 2003, the Company granted to each  non-employee  director  options for 6,000 shares of common stock, or an aggregate of 36,000  options at an exercise price of $4.85.  In September  2003, the  Company  granted to two of its  non-employee  directors  options for 22,000 shares of common stock,  or an aggregate of 44,000  options at an exercise price of $8.91.  In  addition,  in March  2004,  the  Company  granted a  non-employee director  options  for  6,000  shares of common  stock at an  exercise  price of
$16.25.  The exercise price for all grants is equal to the average closing price of the common stock on the Nasdaq  National Market for the 20 trading days prior to the grant date.  During the nine months ended March 31, 2005,  36,000 options to purchase shares of the Company's commons stock were exercised.

            (b)  STOCK OPTION PLANS

            The Board of Directors of the Company  adopted the 1995 Stock Option
Plan (the "1995 Plan").  Under the 1995 Plan, the Company has reserved 2,400,000 shares of common stock for employees of the Company. Under the terms of the 1995
Plan,  options granted may be either  incentive  stock options or  non-qualified stock options.  The exercise price of incentive  options shall be at least equal to 100% of the fair market  value of the  Company's  common stock at the date of the grant,  and the exercise  price of  non-qualified  stock  options  issued to employees  may not be less than 75% of the fair  market  value of the  Company's common  stock at the date of the grant.  The maximum term for all options is ten years.  Options granted to date generally vest in equal annual installments from one to five years,  though a limited number of grants were  partially  vested at the grant date.  The  weighted-average  fair value per share of options  granted during  the nine  months  ended  March 31,  2005 and 2004 was  $5.70 and  $4.02, respectively.

            The following summarizes the transactions pursuant to the 1995 Plan:

                                                   Weighted Average
                                      Options     Exercise Price Per     Options
                                    Outstanding         Option         Exercisable
                                    -----------         ------         -----------
Outstanding at June 30, 2003         1,288,420       $    9.13           640,373
   Granted                             195,200           12.19
   Expired or canceled                 (72,500)          12.35
   Exercised                           (47,642)           9.31
                                    ----------
Outstanding at March 31, 2004        1,363,478       $    9.39           752,376
                                    ==========

Outstanding at June 30, 2004         1,504,523       $   10.56           865,653
   Granted                               1,000           19.41
   Expired or canceled                  (4,703)          18.28
   Exercised                          (267,822)           7.35
                                    ----------
Outstanding at March 31, 2005        1,232,998       $   11.24           803,016
                                    ==========

            The following  table sets forth certain  information as of March 31,
2005:

                                             Options Outstanding                                Options Exercisable
                       ------------------------------------------------------------    -----------------------------------------
 Range of Exercise                             Weighted Average    Weighted Average                             Weighted Average
      Prices           Options Outstanding      Remaining Life      Exercise Price     Options Exercisable       Exercise Price
      ------           -------------------      --------------      ---------------    --------------------     ----------------
$  0.00 - $ 5.00              61,048                 7.06            $   4.80                56,420                 $   4.83
$  5.01 - $10.00             476,721                 6.31                7.69               333,704                     7.54
$ 10.01 - $15.00             514,941                 6.70               12.46               367,820                    12.25
$ 15.01 - $20.00             180,288                 9.24               19.29                45,072                    19.29
                             -------                 ----               -----                ------                    -----
                           1,232,998                 6.94            $  11.24               803,016                 $  10.17
                           =========                 ====            =========              ========                ========

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
The  weighted-average  fair value per share of options  granted  during the nine months ended March 31, 2005 and 2004 was $5.94 and $4.08, respectively.

            The following summarizes the transactions pursuant to the Directors'
Plan:
                                                                 Weighted Average
                                               Options          Exercise Price Per         Options
                                             Outstanding              Option             Exercisable
                                             -----------              ------             -----------
Outstanding at June 30, 2003                   66,000                 $    9.11             45,997

    Granted                                    24,000                     13.71

    Expired or canceled                          --                         --

    Exercised                                    --                         --
                                        -------------
Outstanding at March 31, 2004                  90,000                 $   10.34             59,994
                                       ==============

Outstanding at June 30, 2004                   79,914                 $   10.54             53,994

    Granted                                     6,000                     22.70

    Expired or canceled                        (3,981)                     7.94

    Exercised                                 (33,933)                     9.09
                                        -------------
Outstanding at March 31, 2005                  48,000                 $   13.32             39,998
                                       ==============

            The following  table sets forth certain  information as of March 31,
2005:

                                             Options Outstanding                                Options Exercisable
                       ------------------------------------------------------------    -----------------------------------------
 Range of Exercise                             Weighted Average    Weighted Average                             Weighted Average
      Prices           Options Outstanding      Remaining Life      Exercise Price     Options Exercisable       Exercise Price
      ------           -------------------      --------------      ---------------    --------------------     ----------------
$  5.01 - $10.00              12,000                 2.22           $    7.81                12,000                $    7.81

$ 10.01 - $15.00              18,000                 5.16               12.25                18,000                    12.25

$ 15.01 - $20.00              12,000                 8.94               15.74                 8,000                    15.74

$ 20.01 - $25.00               6,000                 9.71               22.70                 1,998                    22.70
                              ------                 ----           ---------                ------                ---------
                              48,000                 5.94           $   13.32                39,998                $   12.14
                              ======                 ====           =========                ======                =========

            Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR
STOCK-BASED  COMPENSATION"  ("SFAS  123"),  defines a fair value based method of accounting for stock  options.  SFAS 123 allows an entity to continue to measure cost using the accounting method  prescribed by APB Opinion No. 25,  "ACCOUNTING
FOR STOCK ISSUED TO EMPLOYEES"  ("APB 25") and to make pro forma  disclosures of net  income  and  earnings  per  share  as if the fair  value  based  method  of accounting had been applied. The fair value of each option grant is estimated on the  date of  grant  using  the  Black-Scholes  option  pricing  model  with the weighted-average  assumptions,  expected volatility and risk-free interest rate, as listed in the table below.  The  following  table (in  thousands,  except per share  amounts)  illustrates  the effect on net income and earnings per share if the Company had applied  the fair value  recognition  provisions  of SFAS 123 to stock-based compensation. However, no stock based compensation was recognized in he  financial  statements  pursuant to APB 25. See Note 2 regarding  SFAS 123-R.

                                                                      Three Months Ended March 31,     Nine Months Ended March 31,
                                                                      ----------------------------     ---------------------------
                                                                        2005              2004              2005             2004
                                                                        -----             ----              -----            ----
Net income, as reported                                              $   2,710          $ 1,072           $ 7,001           $   427
Less:
   Stock-based compensation
       - fair value measurement                                           (324)            (419)           (1,021)             (891)
                                                                     ---------          -------           -------           -------
Net income (loss), pro forma                                             2,386              653             5,980              (464)
Preferred stock dividends                                                 --               (193)             (182)             (566)
                                                                     ---------          -------           -------           -------
Net income (loss) available to
       common shareholders - pro forma                               $   2,386          $   460           $ 5,798           $(1,030)
                                                                     =========          =======           =======           =======

Basic income (loss) per share - reported                             $    0.21          $  0.08           $  0.57           $ (0.01)
                                                                     =========          =======           =======           =======
Basic income (loss) per share - pro forma                            $    0.19          $  0.04           $  0.48           $ (0.10)
                                                                     =========          =======           =======           =======

Diluted income (loss) per share - reported                           $    0.20          $  0.07           $  0.51           $ (0.01)
                                                                     =========          =======           =======           =======
Diluted income (loss) per share - pro forma                          $    0.17          $  0.04           $  0.43           $ (0.10)
                                                                     =========          =======           =======           =======

Expected volatility                                                     28-40%           37-40%            28-40%             37-40%
Risk free interest rate                                               2.6-6.6%         2.6-6.6%          2.6-6.6%           2.6-6.6%
Expected dividend yield                                                  0%               0%                 0%                0%
Expected lives                                                        3-5 years        3-5 years        3-5 years          3-5 years

NOTE 8.     ACQUISITION

            On October 1, 2004,  the  Company  purchased  the bulk CO2  beverage carbonation business of privately owned Pain Enterprises,  Inc., of Bloomington,
Indiana,  for total cash  consideration  of $15.7 million.  The Company acquired approximately  9,000 net customer  accounts,  including  6,300 tanks in service, vehicles,  parts, and supplies.  The acquisition of Pain  Enterprises'  bulk CO2 beverage carbonation business,  which operated in 12 Midwestern and Southeastern states: Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri,
Minnesota,  Ohio,  Tennessee and Wisconsin,  provides  further  penetration  and increased operating efficiencies in markets in which the Company operates.

            The purchase price was allocated between tangible assets, intangible assets, and goodwill as follows:  $6.7 million for tangible assets, $6.2 million for intangible  assets and $2.8 million for goodwill.  Tangible assets are being depreciated over a weighted average life of 10 years,  while intangible  assets, excluding  goodwill,  are being amortized over a weighted  average life of eight years.

            Goodwill  was  recorded  as the  purchase  price of the  acquisition exceeded the fair market value of the tangible and  intangible  assets  acquired and is a direct  result of  synergies  arising  from the  transaction.  Both the purchase  price  allocation  and the  useful  lives of  purchased  tangible  and intangible  assets were derived with the assistance of an independent  valuation consultant and other independent sources as appropriate.  The valuation analysis provided by the  independent  valuation  consultant is subject to  finalization, which  should  occur prior to June 30,  2005.  As such,  the  allocation  of the purchase  price is subject to change  pending the final outcome of the valuation analysis.  However,  based on information currently available,  the Company does not anticipate significant changes to the purchase price allocation.

            In conjunction with this transaction, the Senior Credit Facility was amended to, among other  things,  increase the B Term Loan from $10.0 million to
$23.0 million and to modify certain covenants.

            The results of operations  for the  acquisition  are included in the statements  of  operations  for the period of October 1, 2004 through  March 31,
2005. However, the following unaudited pro forma results of operations have been prepared  assuming  the  acquisition  described  above  had  occurred  as of the beginning  of the  periods  presented  in  the  Company's  historical  financial statements,  including  adjustments  to the financial  statements for additional
depreciation  of  tangible  assets,   amortization  of  intangible  assets,  and
increased  interest on borrowings to finance the acquisition.  The unaudited pro forma operating results are not necessarily indicative of operating results that would have occurred had this acquisition been consummated as of the beginning of the periods  presented,  or of future operating  results.  In certain cases, the operating  results  for  periods  prior  to the  acquisition  are  based  on (a)
unaudited  financial data provided by the seller or (b) an estimate of revenues, cost of revenues and/or selling,  general and  administrative  expenses based on information  provided  by the  seller or  otherwise  available  to the  Company.
Inasmuch as the Company acquired customer accounts,  tanks at customer sites and other assets related to the beverage carbonation  business,  certain operational and support costs provided for by the seller are not applicable to the Company's cost of servicing these customers and were therefore  eliminated;  however,  the
Company  incurred  approximately  $500,000  in  non-recurring  costs  during the integration phase that are included in the unaudited pro forma results presented below.

Unaudited Pro Forma:
                                       Three Months Ended March 31,     Nine Months Ended March 31,
                                       ----------------------------     ---------------------------
                                         2005              2004              2005             2004
                                         -----             ----              -----            ----
Total Revenues                         $ 24,611          $ 22,508          $ 73,608       $ 67,109
Operating Income                          4,881             4,057            14,374         10,611

Net income                                2,710             1,636             7,533          1,766

Preferred stock dividends                  --                (193)             (182)          (566)
                                       --------          --------          --------       --------

Net income available to
       common shareholders             $  2,710          $  1,443          $  7,351       $  1,200
                                       ========          ========          ========       ========

Basic income per share                 $   0.21          $   0.14          $   0.61       $   0.11
                                       ========          ========          ========       ========
Diluted income per share               $   0.20          $   0.12          $   0.55       $   0.10
                                       ========          ========          ========       ========

NOTE 9.     COMPREHENSIVE INCOME

            The  components  of  comprehensive  income  are as  follows  for the periods presented (in thousands):

                                                        Three Months Ended March 31,     Nine Months Ended March 31,
                                                        ----------------------------     ---------------------------
                                                          2005                 2004        2005                 2004
                                                        -------              -------     -------               -----
        Net income                                      $ 2,710              $ 1,072     $ 7,001              $  427
        Interest rate swap transaction (Note 4)               5                    -          28                 129
                                                        -------              -------     -------              ------

        Comprehensive income                            $ 2,715              $ 1,072     $ 7,029              $  556
                                                        =======              =======     =======              ======

NOTE 10.    INCOME TAXES

            As  of  March  31,  2005,   the  Company  had  net  operating   loss
carryforwards for federal income tax purposes of approximately  $100 million and for state  purposes in varying  amounts,  which are  available to offset  future federal  taxable  income,  if any, in varying  amounts  through June 2024. If an
"ownership  change" for federal income tax purposes were to occur in the future, the Company's ability to use its pre-ownership change federal and state net operating loss  carryforwards  (and certain  built-in  losses,  if any) would be subject to an annual usage  limitation,  which under certain  circumstances  may prevent  the  Company  from  being  able to  utilize  a  portion  of  such  loss carryforwards  in future tax periods and may reduce its after-tax  cash flow. In addition,  a  portion  of  the  Company's  taxable  income  is  subject  to  the alternative  minimum  tax  ("AMT"),  which  is  reflected  in its  statement  of operations for fiscal 2005 along with a provision for state income taxes.

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
CAUTIONED THAT THESE  FORWARD-LOOKING  STATEMENTS ARE ONLY  PREDICTIONS  AND ARE
SUBJECT TO RISKS, UNCERTAINTIES,  AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.
THEREFORE,  ACTUAL  RESULTS  MAY  DIFFER  MATERIALLY  AND  ADVERSELY  FROM THOSE
EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

            We believe we are the leading  supplier of bulk CO2 systems and bulk
CO2 for carbonating  fountain beverages in the United States based on the number of bulk CO2 systems  leased to  customers.  As of March 31, 2005,  we operated a national  network  of  114  service  locations  servicing  approximately  96,000 customer  locations in 45 states.  Currently,  virtually  all fountain  beverage users in the  continental  United States are within our present service area. On
October 1, 2004, we purchased the bulk CO2 beverage carbonation business of Pain
Enterprises,  Inc. The  transaction  involved the  acquisition of  approximately
9,000  customer  accounts,  including  approximately  6,500  tanks  in  service, vehicles,  parts, and supplies.  The acquisition of Pain  Enterprises'  bulk CO2 beverage carbonation business in 12 Midwestern and Southeastern states: Florida,
Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri, Minnesota, Ohio,
Tennessee and Wisconsin,  provides further  penetration into markets in which we operate.

            We market our bulk CO2 products and services to large customers such as restaurant  and  convenience  store chains,  movie theater  operators,  theme parks,  resorts  and sports  venues.  Our  customers  include  many of the major national  and  regional  chains  throughout  the United  States.  Our success in reaching multi-unit placement agreements is due in part to our national delivery system. We typically  approach large chains on a corporate or regional level for approval to become the exclusive supplier of bulk CO2 products and services on a national  basis or  within a  designated  territory.  We then  direct  our sales efforts to the  managers or owners of the  individual  or  franchised  operating
units.  Our  relationships   with  chain  customers  in  one  geographic  market
frequently  help us to  establish  service with these same chains when we expand into new markets. After accessing the chain accounts in a new market, we attempt to build route density by leasing bulk CO2 systems to  independent  restaurants, convenience stores and theaters.

            We  have  entered  into  master  service  agreements  with 32 of the largest 100  restaurant  and  convenience  store  chains that  provide  fountain beverages. These master service agreements generally provide for a commitment on the part of the operator for all of its currently  owned  locations and may also include future locations.  We currently service  approximately  34,000 chain and franchise  locations  with  chains  that have  signed  existing  master  service agreements.  We are actively  working on expanding the number of master  service agreements  with  numerous  restaurant  chains,  including  some of the  largest operators.

            We believe that our future revenue growth, gains in gross margin and profitability  will be  dependent  upon (i)  increases  in route  density in our
existing   markets  and  the  expansion  and  penetration  of  bulk  CO2  system installations  in new market  regions,  both resulting from  successful  ongoing marketing,  (ii) improved operating efficiencies and (iii) price increases.  New multi-unit placement agreements combined with single-unit  placements will drive improvements  in achieving route density.  We maintain a highly  efficient route structure and  establish  additional  service  locations as service areas expand through geographic  growth. Our entry into many states was accomplished  largely through the  acquisition of customer  accounts from  businesses  that had thinly developed route networks. We expect to benefit from route efficiencies and other economies  of scale as we  build  our  customer  base in  these  states  through intensive regional and local marketing initiatives.  Greater density should also lead to enhanced  utilization of vehicles and other fixed assets and the ability to spread fixed marketing and administrative costs over a broader revenue base.

            Generally,  our  experience  has been that as our service  locations mature their gross profit margins  improve as a result of business volume growth while fixed costs remain essentially unchanged.  New service locations typically operate at low or negative  gross  margins in the early  stages and detract from our highly profitable service locations in more mature markets.  During the last two years, we have experienced a significant  improvement in gross margin due to net new customer activations and operating improvements,  including efficiencies in  delivery  of  product  to our  customers.  We have  achieved  reductions  in unscheduled  deliveries,  total miles  driven,  miles driven  between  stops and improvements  to our  safety  record.  Accordingly,  we  believe  that we are in position to build our customer base while  maintaining  and  improving  upon our superior levels of customer  service,  with minimal changes  required to support our infrastructure.  We continue to focus on improving operating  effectiveness, increasing  prices  for  our  services  and  strengthening  our  workforce,  and anticipate that these initiatives will contribute positively to all areas of our company.

GENERAL

            Substantially  all of our revenues have been derived from the rental of bulk CO2 systems  installed at  customers'  sites,  the sale of bulk CO2, and high  pressure  cylinder  revenues.  Revenues  have grown from $58.0  million in fiscal 2000 to $80.8 million in fiscal 2004. We believe that our revenue base is stable due to the  existence of long-term  contracts  with our  customers  which generally  rollover with a limited number  expiring  without  renewal in any one year. Revenue growth is largely dependent on (1) the rate of new bulk CO2 system installations, (2) the growth in bulk CO2 sales and (3) price increases.

            Cost of products  sold is comprised of purchased CO2 and vehicle and service  location costs associated with the storage and delivery of CO2. Cost of equipment  rentals is  comprised of costs  associated  with  customer  equipment leases.  Selling,  general  and  administrative  expenses  consist  of wages and benefits, dispatch and communications costs, as well as expenses associated with marketing, administration, accounting and employee training. Consistent with the capital intensive nature of our business, we incur significant  depreciation and amortization expenses. These expenses stem from the depreciation of our bulk CO2
systems  and  related   installation  costs,   amortization  of  deferred  lease
acquisition  costs,  and  amortization  of  deferred  financing  costs and other intangible assets. With respect to bulk CO2 systems, we capitalize  installation costs  based on a  standard  amount per  installation  that is  associated  with specific  installations  of such systems  with  customers  under  non-cancelable contracts and which would not be incurred but for a successful placement.  Costs incurred in excess of the standard amount per installation, if any, are expensed in the statement of operations.  All other service, marketing and administrative costs are expensed as incurred.

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in accumulated net losses of $48.7 million at March 31, 2005.

RESULTS OF OPERATIONS

                                                           Three Months Ended March 31         Nine Months Ended March 31,
                                                           ---------------------------         ---------------------------
Income Statement Data:                                       2005               2004            2005              2004
                                                             ----               ----            ----              ----

Product sales                                                  63.3%            61.6%            62.8%            61.2%
Equipment rentals                                              36.7             38.4             37.2             38.8
                                                            -------          -------          -------          --------
Total revenues                                                100.0            100.0            100.0            100.0

Cost of products sold, excluding
    depreciation and amortization                              42.7             41.7             42.1             42.5
Cost of equipment rentals, excluding
    depreciation and amortization                               2.9              3.1              2.6              3.0
Selling, general and administrative expenses                   16.5             18.7             17.9             19.3
Depreciation and amortization                                  17.4             18.8             17.2             19.2
Loss on asset disposal                                          0.7              1.6              1.2              1.8
                                                            -------          -------          -------          --------
Operating income                                               19.8             16.1             19.0             14.2
Loss on early extinguishment of debt                            -                -                -                3.3
Unrealized loss on financial instrument                         -                0.9              -                0.3
Interest expense                                                8.8              9.9              9.0              9.9
                                                            -------          -------          -------          --------

Income before provision for income taxes                       11.0              5.3             10.0              0.7
Provision for income taxes                                      -                -                0.2              -
                                                            -------          -------          -------          --------
Net income                                                     11.0%             5.3%             9.8%             0.7%
                                                            =======          =======          =======          ========

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

TOTAL REVENUES

            Total  revenues  increased  by $4.5  million,  or 22.6%,  from $20.1 million in 2004 to $24.6  million in 2005.  Revenues  derived  from our bulk CO2 service  plans  increased by $3.8  million,  of which $3.6 million was due to an increase in the number of customer  locations and $0.2 million was primarily due to an increase  in CO2 sold to the average  customer.  During the  quarter,  the number of customer  locations  utilizing our bulk CO2 services  increased from a period  average  of 77,000  customers  in 2004 to 94,000 in 2005,  due to strong organic growth and the purchase of approximately  9,000 customer  locations from
Pain Enterprises,  Inc.  effective  October 1, 2004 which generated  revenues of
$2.3  million  in 2005.  In  addition,  revenues  derived  from the sale of high pressure cylinder  products,  fuel surcharges,  and other revenues  increased by
$0.7 million.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                                  Three Months Ended March 31,
                                                  ----------------------------
     Service Plan                                       2005           2004
                                                        ----           ----
         Bulk budget plan(1)                            55.7%          60.7%
         Equipment lease/product purchase plan(2)       15.8           12.3
         Product purchase plan(3)                       10.3            9.0
         High pressure cylinder(4)                       5.8            6.1
         Other revenues(5)                              12.4           11.9
                                                       -----         ------
                                                       100.0%         100.0%
                                                       ======        =======

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

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service  plans  increased by $3.2 million,  or 26.0%,  from $12.4 million in
2004 to $15.6  million in 2005.  The increase in revenues is primarily  due to a
21.4% increase in the average  number of customer  locations  serviced  combined with an increase in CO2 sold to the average customer. In addition,  the sales of products and services other than bulk CO2 increased by $0.7 million due in large part to an increase in revenues derived from cylinder products,  fuel surcharges and other revenues.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service plans increased by $1.3 million,  or 17.1%, from $7.7 million in 2004 to
$9.0 million in 2005, primarily due to a 19.9% increase in the average number of
customer   locations  leasing  equipment  from  us  and  price  increases  to  a significant  number of our customers  consistent  with the Consumer Price Index, partially offset by incentive pricing provided to multiple  national  restaurant organizations  utilizing our equipment  under the bulk budget plan and equipment lease/product purchase plans pursuant to master service agreements.  The average number of customer  locations renting equipment from us increased from 66,000 in
2004 to 79,000 in 2005,  6,300 of which were acquired as part of the transaction with Pain Enterprises, Inc. effective on October 1, 2004.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of products  sold,  excluding  depreciation  and  amortization, increased from $8.4 million in 2004 to $10.5 million in 2005,  while  decreasing as a percentage  of product  sales  revenue from 67.7% to 67.4%.  Product  costs increased by $0.7 million from $2.9 million in 2004 to $3.6 million in 2005. The base price with our primary  supplier of CO2  increased  by the  Producer  Price
Index, while the volume of CO2 sold by us increased by 28.0%, primarily due to a
21.4%  increase in our  average  customer  base and a 5.1%  increase in CO2 sold these customers.

            Operational  costs,  primarily wages and benefits related to cost of products  sold,  increased  from $3.4  million in 2004 to $4.3  million in 2005, primarily due to an increase in route driver costs  associated with an increased customer  base.  As of March 31, 2005,  we had 326 drivers as compared to 271 at the same point last year.

            Truck delivery expenses  increased from $1.3 million in 2004 to $1.7 million in 2005 primarily due to the increased  customer base and fuel costs. We have been able to minimize the impact of increased fuel costs and variable lease costs  associated with truck usage by continuing to improve  efficiencies in the timing and routing of deliveries. While total miles driven increased by 13.6% on an average  customer  base that  increased  by 21.4%,  miles  driven per average customer decreased 6.7%.

            Occupancy and shop costs related to cost of products sold  increased from $0.8 million in 2004 to $0.9 million in 2005.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, increased from $0.6 million in 2004 to $0.7 million in 2005 while  decreasing as a percentage of equipment rentals revenue from 8.1% to 8.0%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  increased  by $0.4 million from $3.7 million in 2004 to $4.1 million in 2005, while decreasing as a percentage of total revenues from 18.7% in 2004 to 16.5% in 2005.

            Selling  related  expenses  increased  by $0.2  million,  from  $0.7 million in 2004 to $0.9 million in 2005,  primarily the result of an increase in expenses directed towards training, marketing and growth opportunities.

            General and administrative  expenses  increased by $0.2 million,  or
7.4%,  from $3.0 million in 2004 to $3.2 million in 2005.  This increase was the result of acquisition  integration,  incentive plans, wage increases,  provision for doubtful  accounts,  and an increase in public company expense due primarily to the increase in shares outstanding.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization increased from $3.8 million in 2004 to
$4.3  million in 2005.  As a  percentage  of total  revenues,  depreciation  and amortization expense decreased from 18.8% in 2004 to 17.4% in 2005.

            Depreciation  expense  increased  from $3.3  million in 2004 to $3.5 million in 2005. Depreciation increased by approximately $0.2 million due to the purchase of tanks and equipment from Pain  Enterprises,  Inc.,  offset by a $0.1 million decrease in depreciation  associated with the shortened lives of certain small tanks that were  partially  impaired and scheduled to be phased out over a three to four year period commencing June 30, 2002.

            Amortization  expense  increased  from $0.5  million in 2004 to $0.8 million in 2005.  This increase is due in large part to a $0.2 million  increase in amortization  associated with the acquisition of customer  accounts and other intangible assets associated with the Pain Enterprises, Inc. transaction.

LOSS ON ASSET DISPOSAL

            Loss on asset  disposal  decreased from $0.3 million in 2004 to $0.2 million in 2005, decreasing as a percentage of total revenues from 1.6% to
0.7%.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$1.7 million from $3.2 million in 2004 to $4.9 million in 2005.  As a percentage of total  revenues,  operating  income  improved  from 16.1% in 2004 to 19.8% in
2005.

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
neutralize any changes in Eurodollar rates on the Notional  Amount.  As the Swap was not effective until March 15, 2004 and no cash flows were exchanged prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such, an unrealized  loss of $0.2 million was  recognized in our results of operations for the three months ended March 31, 2004,  reflecting the change in fair value of the Swap from  inception to the  effective  date.  As of
March 31, 2004,  the Swap met the  requirements  to be designated as a cash flow hedge and is deemed a highly effective transaction.

INTEREST EXPENSE

            Interest expense increased from $2.0 million in 2004 to $2.2 million in 2005, while decreasing as a percentage of total revenues from 9.9% in 2004 to
8.8% in 2005.  The effective  interest rate of our debt  decreased from 11.3% to
11.0% per annum. See "Liquidity and Capital Resources."

INCOME BEFORE PROVISION FOR INCOME TAXES

            See discussion of Net Income.

PROVISION FOR INCOME TAXES

            As of March 31, 2005, we had net operating  loss  carryforwards  for federal income tax purposes of approximately $100 million and for state purposes in varying amounts, which are available to offset future federal taxable income, if any, in varying  amounts  through  June 2024.  If an  "ownership  change" for federal income tax purposes were to occur in the future,  our ability to use our pre-ownership  change  federal and state net operating loss  carryforwards  (and certain built-in losses, if any) would be subject to an annual usage limitation, which under  certain  circumstances  may prevent us from being able to utilize a portion  of such loss  carryforwards  in future tax  periods  and may reduce our after-tax cash flow. In addition,  a portion of our taxable income is subject to the  alternative  minimum tax ("AMT"),  which is reflected in our  statements of operations for 2005 along with a provision for state income taxes.  Based on our taxable income subject to the AMT, no provision was recorded for income taxes in either 2004 or 2005.

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

NET INCOME

            For the reasons described above, net income improved by $1.6 million from $1.1 million in 2004 to $2.7 million in 2005.

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

            EBITDA, as set forth in the table below (in thousands), increased by
$2.2  million,  or 30.7%,  from $7.0 million in 2004 to $9.2 million in 2005 and increased as a percentage of total revenues from 34.9% to 37.2%.

                                            Three Months Ended March 31,
                                            ----------------------------
                                             2005                  2004
                                           -------               -------
     Net income                            $ 2,710               $ 1,072
     Interest expense                        2,171                 1,980
     Depreciation and amortization           4,276                 3,776
     Unrealized loss on financial
         instrument                            -                     177
                                           -------               -------
     EBITDA                                $ 9,157               $ 7,005
                                           =======               =======

     Cash flows provided by (used in):
       Operating activities                $ 8,865               $ 6,897
       Investing activities                $(5,677)              $(4,048)
       Financing activities                $35,168               $(2,759)

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

TOTAL REVENUES

            Total  revenues  increased by $11.4  million,  or 19.1%,  from $59.8 million in 2004 to $71.2  million in 2005.  Revenues  derived  from our bulk CO2 service  plans  increased by $9.6  million,  of which $8.4 million was due to an increase in the number of customer  locations and $1.2 million was primarily due to an increase in CO2 sold to the average customer.  During the year, the number of customer  locations  utilizing our bulk CO2 services  increased from a period average of 76,000  customers  in 2004 to 89,000 in 2005,  due to strong  organic growth and the purchase of  approximately  9,000  customer  locations  from Pain
Enterprises, Inc. on October 1, 2004 which generated revenues of $4.9 million in
2005.  In addition,  revenues  derived from the sale of high  pressure  cylinder products, fuel surcharges, and other revenues increased by $1.8 million.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                                 Nine Months Ended March 31,
                                                 ---------------------------
 Service Plan                                        2005       2004
                                                     ----       -----
     Bulk budget plan(1)                             57.4%      61.7%
     Equipment lease/product purchase plan(2)        15.0       11.9
     Product purchase plan(3)                         9.7        8.8
     High pressure cylinder(4)                        5.8        6.1
     Other revenues(5)                               12.1       11.5
                                                  -------    -------
                                                    100.0%     100.0%
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

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service  plans  increased by $8.1 million,  or 22.3%,  from $36.6 million in
2004 to $44.7  million in 2005.  The increase in revenues is primarily  due to a
16.8% increase in the average  number of customer  locations  serviced  combined with an increase in CO2 sold to the average customer. In addition,  the sales of products and services other than bulk CO2 increased by $1.8 million due in large part to an increase in revenues derived from cylinder products,  fuel surcharges and other revenues.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service plans increased by $3.3 million, or 14.1%, from $23.2 million in 2004 to
$26.5 million in 2005,  primarily due to a 16.0%  increase in the average number of  customer  locations  leasing  equipment  from us and  price  increases  to a significant  number of our customers  consistent  with the Consumer Price Index, partially offset by incentive pricing provided to multiple  national  restaurant organizations  utilizing our equipment  under the bulk budget plan and equipment lease/product purchase plans pursuant to master service agreements.  The average number of customer  locations renting equipment from us increased from 65,000 in
2004 to 75,000  in 2005,  due to  strong  organic  growth  and the  purchase  of approximately  6,300 customer  locations  utilizing  equipment rental plans from
Pain Enterprises, Inc. on October 1, 2004.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of products  sold,  excluding  depreciation  and  amortization, increased from $25.4 million in 2004 to $30.0 million in 2005,  while decreasing as a percentage  of product  sales  revenue from 69.4% to 67.0%.  Product  costs increased by $1.9  million  from $9.1 million in 2004 to $11.0  million in 2005.
The base price with our primary  supplier of CO2 increased by the Producer Price
Index,  while the volume of CO2 sold by us increased  23.8%,  primarily due to a
16.8%  increase in our  average  customer  base and a 5.7%  increase in CO2 sold these customers.

            Operational  costs,  primarily wages and benefits related to cost of products  sold,  increased  from $10.1 million in 2004 to $11.8 million in 2005, primarily due to an increase in route driver costs  associated with an increased customer  base.  As of March 31, 2005,  we had 326 drivers as compared to 271 at the same point last year. However, some of the headcount increase in drivers was offset by a reduction in depot and regional management headcount.

            Truck delivery expenses  increased from $3.8 million in 2004 to $4.6 million in 2005 primarily due to the increased  customer base and fuel costs. We have been able to minimize the impact of increased fuel costs and variable lease costs  associated with truck usage by continuing to improve  efficiencies in the timing and routing of deliveries. While total miles driven increased by 12.0% on an average  customer  base that  increased  by 16.8%,  miles  driven per average customer decreased 4.6%.

            Occupancy and shop costs related to cost of products sold  increased from $2.3 million in 2004 to $2.5 million in 2005.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, remained  constant at $1.8 million in both 2004 and 2005 while  decreasing  as a percentage of equipment rentals revenue from 7.9% to 7.0%. The reduction in cost of  equipment  rentals  reflected in expense is  primarily  attributable  to the increased  efficiency  of  our  technical  installers  and  the  number  of  new activations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  increased  by $1.3 million from $11.5 million in 2004 to $12.8 million in 2005, while decreasing as a percentage of total revenues from 19.3% in 2004 to 17.9% in 2005.

            Selling  related  expenses  increased  by $0.4  million,  from  $2.3 million  in 2004 to $2.7  million  in 2005,  primarily  the  result of  expenses directed towards training, marketing and growth opportunities.

            General and administrative  expenses  increased by $0.9 million,  or
9.4%,  from $9.2 million in 2004 to $10.1 million in 2005. This increase was the result of acquisition  integration,  incentive plans, wage increases,  provision for doubtful accounts,  public company expense and expenses  associated with the four  hurricanes  that  impacted the  southeastern  United  States in August and
September.

DEPRECIATION AND AMORTIZATION

            Depreciation and  amortization  increased from $11.5 million in 2004 to $12.2 million in 2005. As a percentage of total  revenues,  depreciation  and amortization expense decreased from 19.2% in 2004 to 17.2% in 2005.

            Depreciation  expense  increased from $10.0 million in 2004 to $10.2 million in 2005. An increase of  approximately  $0.4 million due to the purchase of tanks and equipment from Pain Enterprises, Inc., was offset by a $0.3 million decrease in  depreciation  associated  with the shortened lives of certain small tanks that were  partially  impaired and scheduled to be phased out over a three to your year period commencing June 30, 2002.

            Amortization  expense  increased  from $1.5  million in 2004 to $2.0 million in 2005.  This increase is due in large part to a $0.4 million  increase in amortization  associated with the acquisition of customer  accounts and other intangible assets associated with the Pain Enterprises, Inc. transaction.

LOSS ON ASSET DISPOSAL

            Loss on asset  disposal  decreased from $1.0 million in 2004 to $0.8 million in 2005, decreasing as a percentage of total revenues from 1.8% to
1.2%.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$5.1 million from $8.5 million in 2004 to $13.5 million in 2005. As a percentage of total  revenues,  operating  income  improved  from 14.2% in 2004 to 19.0% in
2005.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

            In 2004, we accelerated  the recognition of $1.5 million in deferred financing  costs  associated  with the  refinancing  of our  long-term  debt. In addition,  we  accelerated  the  recognition of the  unamortized  portion of the original issue discount associated with our 12% Senior  Subordinated  Promissory
Notes,  $0.4  million,  and paid  $0.1  million  in  conjunction  with the early termination of an interest rate swap agreement.

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
neutralize any changes in Eurodollar rates on the Notional  Amount.  As the Swap was not effective until March 15, 2004 and no cash flows were exchanged prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such, an unrealized  loss of $0.2 million was  recognized in our results of operations for the three months ended March 31, 2004,  reflecting the change in fair value of the Swap from  inception to the  effective  date.  As of
March 31, 2004,  the Swap met the  requirements  to be designated as a cash flow hedge and is deemed a highly effective transaction.

INTEREST EXPENSE

            Interest expense increased from $5.9 million in 2004 to $6.4 million in 2005, while decreasing as a percentage of total revenues from 9.9% in 2004 to
9.0% in 2005.  The effective  interest rate of our debt  increased from 11.1% to
11.3% per annum. See "Liquidity and Capital Resources."

INCOME BEFORE PROVISION FOR INCOME TAXES

            See discussion of Net Income.

PROVISION FOR INCOME TAXES

            As of March 31, 2005, we had net operating  loss  carryforwards  for federal income tax purposes of approximately $100 million and for state purposes in varying amounts, which are available to offset future federal taxable income, if any, in varying  amounts  through  June 2024.  If an  "ownership  change" for federal income tax purposes were to occur in the future,  our ability to use our pre-ownership  change  federal and state net operating loss  carryforwards  (and certain built-in losses, if any) would be subject to an annual usage limitation, which under  certain  circumstances  may prevent us from being able to utilize a portion  of such loss  carryforwards  in future tax  periods  and may reduce our after-tax cash flow. In addition,  a portion of our taxable income is subject to the  alternative  minimum tax ("AMT"),  which is reflected in our  statements of operations for 2005 along with a provision for state income taxes. Our provision for income  taxes was $0.1 million in 2005.  No  provision  for income taxes was recorded in 2004.

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

NET INCOME

            For the reasons described above, net income improved by $6.6 million from $0.4 million in 2004 to $7.0 million in 2005.

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

            EBITDA, as set forth in the table below (in thousands), increased by
$5.8 million,  or 28.9%, from $20.0 million in 2004 to $25.8 million in 2005 and increased as a percentage of total revenues from 33.4 % to 36.2%.

                                                           Nine Months Ended March 31
                                                         -----------------------------
                                                           2005                2004
                                                         --------           ----------
Net income                                               $  7,001           $    427
Interest expense                                            6,439              5,927
Depreciation and amortization                              12,213             11,481
Provision for income taxes                                    106                -
Unrealized loss on financial instrument                       -                  177
Loss on early extinguishment of debt                          -                1,964
                                                         --------           --------
EBITDA                                                   $ 25,759           $ 19,976
                                                         ========           ========

Cash flows provided by (used in):
  Operating activities                                   $ 18,794           $ 14,289
  Investing activities                                   $(30,379)          $(11,733)
  Financing activities                                   $ 49,485           $ (2,719)

LIQUIDITY AND CAPITAL RESOURCES

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into service  at  customers'  sites;  (2)  payments  of  principal  and  interest  on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of  vehicles,  land,  buildings,  and other  office  and  service equipment under operating leases as a means of conserving capital. We anticipate making cash capital  expenditures  of  approximately  $24.0 million for internal growth over the next twelve months,  primarily for purchases of bulk CO2 systems for new customers,  the  replacement  with larger bulk CO2 systems of 50 and 100
lb. bulk CO2 systems in service at existing  customers and replacement units for our truck fleet.  In June 2002,  we adopted a plan to replace all 50 and 100 lb.
bulk CO2 systems in service at customers over a three to four year period. While this decision may not increase  revenues  generated from these customers,  it is expected to improve  operating  efficiencies,  gross margins and  profitability.
Once bulk CO2 systems are placed into service, we generally  experience positive cash  flows on a per  unit  basis,  as  there  are  minimal  additional  capital expenditures required for ordinary operations.

            In addition to capital  expenditures  related to internal growth, we review opportunities to acquire bulk CO2 service accounts,  and may require cash in an  amount  dictated  by the scale  and  terms of any such  transactions.  On
October 1, 2004,  we  purchased  the bulk CO2 beverage  carbonation  business of privately-owned Pain Enterprises, Inc., of Bloomington,  Indiana, for total cash consideration  of $15.7 million.  The  transaction  involved the  acquisition of approximately  9,000  customer  accounts,  including  6,300  tanks  in  service, vehicles,  parts, and supplies.  Pain Enterprises' bulk CO2 beverage carbonation business operated in 12 Midwestern and Southeastern  states:  Florida,  Georgia,
Illinois,  Indiana,  Iowa,  Kentucky,  Michigan,   Missouri,   Minnesota,  Ohio,
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

                                  A Term                                                                      B Term     Revolving
                                  Loans          B Term            Revolving               A Term              Loans       Loans
                Consolidated    maintained        Loans              Loans                 Loans           maintained    maintained
                  Total             as         maintained         maintained as         maintained as           as           as
                 Leverage       Base Rate     as Base Rate         Base Rate             Eurodollar        Eurodollar    Eurodollar
Level             Ratio           Loans           Loans               Loans                Loans             Loans         Loans
-----           ------------    ----------    ------------        -------------         -------------      ----------    ----------

              Less than
  1           2.50:1.00           2.50%           2.75%                2.50%              3.50%              3.75%         3.50%

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

            Interest  is payable  periodically  on  borrowings  under the Senior
Credit Facility.  In addition,  on December 31, 2003 and on the last day of each quarter thereafter,  we are required to make principal  repayments of the A Term
Loan in increasing  amounts and on December 31, 2004 and on the last day of each quarter  thereafter,  we are required to make  principal  payments on the B Term
Loan in the amount of $57,500  until August 25, 2008 when we will be required to
make  a  final  payment  of   $22,137,500.   The  Senior   Credit   Facility  is
collateralized  by all of  our  assets.  Additionally,  we  are  precluded  from declaring or paying any cash dividends.

            We are  also  required  to meet  certain  affirmative  and  negative covenants,  including but not limited to financial covenants. We are required to assess our compliance  with these  financial  covenants  under the Senior Credit
Facility on a quarterly basis. These financial  covenants are based on a measure that is not consistent  with  accounting  principles  generally  accepted in the
United States of America. Such measure is EBITDA (as defined),  which represents earnings before  interest,  taxes,  depreciation  and  amortization,  as further modified by certain defined  adjustments.  The failure to meet these  covenants, absent a waiver  or  amendment,  would  place us in  default  and cause the debt outstanding  under the Senior  Credit  Facility  to  immediately  become due and payable.  We were in  compliance  with all  covenants  under the  Senior  Credit
Facility  as of  September  30,  2003  and  all  subsequent  quarters  up to and including March 31, 2005.

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

            On March 30, 2005, we sold  2,041,713  shares of our common stock in an underwritten  public  offering.  Based on the public offering price of $24.17 per  share and after  deducting  underwriting  discounts  and  commissions,  net proceeds were  approximately  $46.6  million.  On March 31, 2005, we reduced the outstanding  principal amount of the Senior Credit Facility by $11.2 million and on April 4, 2005, we used  approximately  $34.3 million of the net proceeds from the offering to redeem all of the New Notes (see  below).  As of March 31, 2005,
$14.9  million  was  outstanding  under the A Term Loan and  $22.9  million  was outstanding  under the B Term Loan with a weighted average interest rate of 6.6%
per annum. No amounts were  outstanding  under the Revolving Loan Facility as of
March 31, 2005.

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

            On August  25,  2003,  concurrently  with the  closing of the Senior
Credit  Facility,  we prepaid  the 1997  Notes and 1999  Notes and issued  $30.0 million of our 16.3% Senior  Subordinated  Notes Due February 27, 2009 (the "New
Notes") with interest only payable  quarterly in arrears on February 28, May 31,
August 31 and November 30 of each year,  commencing  November 30, 2003. Interest on the New Notes was 12% per annum  payable  in cash and 4.3% per annum  payable
"in kind" by adding the amount of such interest to the  principal  amount of the
New Notes then  outstanding.  Ten year  warrants  to purchase  an  aggregate  of
425,000  shares of our common stock at an exercise price of $8.79 per share were issued in connection with the New Notes.  Utilizing the Black-Scholes Model, the warrants  issued  in  connection  with the New  Notes  were  valued at $3.70 per warrant, or an aggregate value of $1,573,000.  In addition, the maturity date of
665,403  existing  warrants,  335,101  due to expire in 2004 and  330,302 due to expire in 2005, was extended to February 2009,  resulting in additional value of
$1.31 and $0.97 per warrant, respectively, or an aggregate value of $760,090. At the date of issuance,  in accordance  with APB 14,  "ACCOUNTING  FOR CONVERTIBLE
DEBT AND DEBT ISSUED WITH  PURCHASE  WARRANTS,"  we allocated  proceeds of $27.7 million  to the  debt and  $2.3  million  to the  warrants,  with the  resulting discount on the debt referred to as the original  issue  discount.  The original issue  discount  was being  amortized  as interest  expense over the life of the debt.  As with the Senior  Credit  Facility,  we were  required to meet  certain affirmative  and  negative  covenants  under the New  Notes,  including  but not limited to financial  covenants.  We were in compliance with all covenants under the New Notes as of  September  30, 2003 and all  subsequent  quarters up to and including March 31, 2005.

            In  connection  with the early  repayment of the 1997 Notes and 1999
Notes,  during the first  quarter of fiscal 2004,  we  recognized a loss of $1.0 million  attributable  to the  unamortized  financing  costs and original  issue discount  associated  with the 1997  Notes and 1999  Notes,  and  recorded  $0.6 million of  financing  costs and original  issue  discount  associated  with New
Notes.  Such fees  were  being  amortized  over the life of the New  Notes.  The weighted  average  effective  interest  rate of the  New  Notes,  including  the amortization of deferred financing costs and original issue discount,  was 18.0%
per annum.

            On April 4, 2005, we used $34.3 million of the net proceeds form the sale of 2,041,713 shares of our common stock in an underwritten  public offering in March 2005 to redeem the New Notes at 106% of the original  principal  amount plus accrued interest. In addition,  during the quarter ending June 30, 2005, we will recognize a loss on the early  termination of debt  associated with the New
Notes of  approximately  $4.1 million,  which includes the  prepayment  penalty, unamortized fees and the amortized portion of the original issue discount.

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

            During the nine months ended March 31, 2005,  our capital  resources included cash flows from  operations,  the net proceeds of the sale of 2,041,713 shares of our common stock in March 2005, and available borrowing capacity under the Senior  Credit  Facility.  We believe  that cash flows from  operations  and available borrowings under the Senior Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

            The table below sets forth our  contractual  obligations as of March
31, 2005 (in thousands):

                                                       Less than
Contractual obligations                  Total            1 Year          2-3 Years        4-5 Years      Thereafter
-----------------------              -------------------------------------------------------------------------------
Senior Credit Facility
   Principal                            $37,825          $ 5,615          $10,015          $22,195        $   -
   Interest                               5,886            2,168            3,199              519            -
                                        -------          -------          -------          -------          ----
Total Senior Credit Facility             43,711            7,783           13,214           22,714            -
                                        -------          -------          -------          -------          ----

Subordinated debt
   Principal                             30,000           30,000              -                -              -
   Interest*                              4,299            4,299              -                -              -
                                        -------          -------          -------          -------          ----
Total subordinated debt                  34,299           34,299              -                -              -
                                        -------          -------          -------          -------          ----

Other debt, including interest              200               65              130                5            -
Employment agreements                     1,656              950              706              -              -
Operating leases                         17,114            4,761            7,475            4,167           711
                                        -------          -------          -------          -------        ------
Total obligations                       $96,980          $47,858          $21,525          $26,886        $  711
                                        =======          =======          =======          =======        ======

*INCLUDES  PAID-IN-KIND  INTEREST  AND A  PREPAYMENT  PENALTY  PAID  UPON LOAN
TERMINATION EFFECTIVE APRIL 4, 2005.

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

            WORKING CAPITAL. At March 31, 2005 and June 30, 2004, we had working capital  of  $5.6  million  and a  working  capital  deficit  of  $4.6  million, respectively.

            CASH  FLOWS  FROM  OPERATING  ACTIVITIES.  Cash  flows  provided  by operations increased by $4.5 million from $14.3 million in 2004 to $18.8 million in 2005. The improvement derived from net income (excluding non-cash charges) of
$5.2  million was offset by a $0.7 million  reduction  in cash  generated by the working  capital  components  of our  balance  sheet.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2005 and 2004, net cash used in investing activities was $30.4 million and $11.7 million,  respectively.
Investing  activities in 2005 included $15.7 million paid for the acquisition of the bulk CO2 beverage carbonation business of Pain Enterprises, Inc. and related acquisition  expenses.  Such purchase price was allocated among tangible assets, intangible  assets,  and goodwill as follows:  $6.7 million for tangible assets,
$6.2 million for intangible  assets and $2.8 million for goodwill.  Exclusive of acquisition  purchases,  investing activities are primarily  attributable to the acquisition, installation and direct placement costs of bulk CO2 systems.

            CASH FLOWS FROM FINANCING ACTIVITIES. During fiscal 2005, cash flows provided by financing activities was $49.5 million compared to $2.7 million used in financing activities in 2004.

            During fiscal 2005,  concurrent with the acquisition of the bulk CO2 beverage carbonation business of Pain Enterprises,  Inc., the B Term Loan of our
Senior  Credit  Facility was  increased by $13.0  million from $10.0  million to
$23.0 million.  In addition,  on March 30, 2005, we sold 2,041,713 shares of our common stock in an underwritten  public  offering.  Based on the public offering price of  $24.17  per  share  and after  deducting  underwriting  discounts  and commissions, net proceeds were approximately $46.6 million.

            During fiscal 2004, we refinanced our debt, as previously discussed, receiving proceeds of $73.2 million, paying fees associated with the refinancing of  $2.7  million,  while  simultaneously  paying  off  our  previous  financing facilities.

INFLATION

            The modest  levels of  inflation  in the  general  economy  have not affected  our  results  of  operations.  Additionally,  our  customer  contracts generally  provide  for annual  increases  in the  monthly  rental rate based on increases in the consumer price index. We believe that inflation will not have a material adverse effect on our future results of operations.

            Our bulk CO2  exclusive  requirements  contract  with The BOC Group,
Inc. ("BOC") provides for annual  adjustments in the purchase price for bulk CO2 based upon  increases or decreases in the Producer  Price Index for Chemical and
Allied Products or the average percentage  increase in the selling price of bulk merchant  carbon  dioxide  purchased  by BOC's  large,  multi-location  beverage customers in the United States, whichever is less.

RECENT ACCOUNTING PRONOUNCEMENTS

            On  July  1,  2003,  we  adopted  EITF  Issue  No.  00-21,  "REVENUE
ARRANGEMENTS WITH MULTIPLE  DELIVERABLES"  ("EITF 00-21").  EITF 00-21 addresses certain aspects of the accounting by a vendor for  arrangements  under which the vendor will perform  multiple  revenue  generating  activities.  As of March 31,
2005,  approximately  63,000 of our customer locations utilized a plan agreement that provides for a fixed monthly  payment to cover the use of a bulk CO2 system and a predetermined  maximum quantity of CO2 ("budget  plan").  Prior to July 1,
2003,  as lessor,  we recognized  revenue under our budget plan  agreements on a straight-line  basis over the life of the related  leases.  We have  developed a methodology  for the purpose of separating the aggregate  revenue stream between the rental of the  equipment  and the sale of the CO2.  Effective  July 1, 2003, revenue attributable to the lease of equipment, including equipment leased under the budget plan, is recorded on a straight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gases,  including  CO2 provided under the budget plan, is recorded upon delivery to the customer.

            We have elected to apply EITF 00-21 retroactively to all budget plan agreements in existence as of July 1, 2003. Based on our analysis, the aggregate amount of CO2 actually  delivered  under  budget plans during the quarter  ended
June 30, 2003 was not materially different than the corresponding portion of the fixed charges attributable to CO2. Accordingly, we believe the cumulative effect of the adoption of EITF 00-21 as of July 1, 2003 was not significant.

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

            In  December  2003,  the  FASB  revised  SFAS  No.  132,   "EMPLOYER
DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS" (SFAS 132-R). SFAS
132-R requires additional  disclosures regarding the assets,  obligations,  cash flows,  and net periodic benefit cost of defined benefit plans and other defined benefit  postretirement  plans.  SFAS 132-R  requires that this  information  be provided  separately for pension plans and other  postretirement  benefit plans.
The adoption of the revised SFAS No. 132-R,  effective  January 1, 2004, did not affect our financial position, results of operations, or cash flows.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of March 31, 2005, a total of $37.8 million was outstanding  under the
Senior Credit Facility with a weighted  average interest rate of 6.6% per annum.
Based upon the $37.8 million  outstanding  under the Senior  Credit  Facility at
March 31, 2005, our annual  interest cost under the Senior Credit Facility would increase by $0.4 million for each 1% increase in Eurodollar interest rates.

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
neutralize any changes in Eurodollar rates on the Notional Amount. We do not, on a routine basis,  enter into  speculative  derivative  transactions or leveraged swap  transactions,  except as disclosed.  As the Swap was not  effective  until
March 15, 2004 and no cash flows were exchanged prior to that date, the Swap did not meet the  requirements  to be designated  as a cash flow hedge.  As such, an unrealized  loss of $177,000 was recognized in our results of operations for the fiscal year ended June 30, 2004, reflecting the change in fair value of the Swap from  inception to the effective  date.  As of March 15, 2004,  the Swap met the requirements  to be  designated  as a cash  flow  hedge  and is  deemed a highly effective transaction. Accordingly, we recorded $264,000 representing the change in fair value of the Swap from March 15, 2004 through  June 30,  2004,  as other comprehensive income. The fair value of the Swap increased by $28,000 during the first nine months of fiscal 2005 to $115,000.

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

PART II.    OTHER INFORMATION.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            On March 14, 2005, RBS Equity Corporation, the holder of warrants to purchase 100,000 shares of our common stock,  pursuant to the cashless  exercise provision  contained in the warrants,  exercised such warrants in their entirety for 62,020 shares of our common stock without  registration under the Securities
Act of 1933, as amended  ("Securities Act"), in reliance upon the exemption from registration  provided by Section 4(2) of the Securities Act. In connection with the cashless  exercise,  warrants to purchase  37,980 shares of our common stock were cancelled.

            On March 23, 2005,  The BOC Group,  Inc.,  the holder of warrants to purchase 400,000 shares of our common stock,  pursuant to the cashless  exercise provision  contained in the  warrants,  exercised  one-half of such warrants for
59,329 shares of our common stock without registration under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the
Securities Act. In connection with the cashless  exercise,  warrants to purchase
140,671 shares of our common stock were cancelled.

ITEM 6.     EXHIBITS.

            Exhibit
    (a)       No.       Exhibit
            -------     -------

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

                                                NuCO2 Inc.

Dated:  May 10, 2005                        By: /s/ Robert R. Galvin
                                                --------------------------------
                                                Robert R. Galvin
                                                Chief Financial Officer