Form 10-K
period 2005-06-30
NUCO2 INC /FL
filed 2005-09-13
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ___________ to ___________

Commission file number:  0-27378

                                   NUCO2 INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Florida                                            65-0180800
--------------------------------                            --------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

2800 S.E. Market Place, Stuart, Florida                           34997
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code:  (772) 221-1754

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

            Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

            The  aggregate  market  value at December  31, 2004 of shares of the
Registrant's  common  stock,  $.001 par value per share  (based upon the closing price of $22.19 per share of such stock on the  Nasdaq  National  Market on such date), held by non-affiliates of the Registrant was approximately  $275,862,000.
Solely for the  purposes  of this  calculation,  shares  held by  directors  and executive  officers of the Registrant have been excluded.  Such exclusion should not be  deemed a  determination  or an  admission  by the  Registrant  that such individuals are, in fact, affiliates of the Registrant.

            At September 10, 2005, there were outstanding  15,313,568  shares of the Registrant's common stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

            The information  required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the  Registrant's  definitive proxy statement to be filed not later than October 28, 2005 pursuant to Regulation 14A.

                                   NUCO2 INC.

                                      Index
                                      -----
                                                                            Page
                                                                            ----

PART I.
Item 1.        Business.                                                       1
Item 2.        Properties.                                                    15
Item 3.        Legal Proceedings.                                             15
Item 4.        Submission of Matters to a Vote of Security Holders.           15

PART II.
Item 5.        Market For Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities.             15
Item 6.        Selected Financial Data.                                       17
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.                                     18
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.    36
Item 8         Financial Statements and Supplementary Data.                   36
Item 9.        Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure.                           36
Item 9A.       Controls and Procedures.                                       36
Item 9B.       Other Information.                                             37

PART III.
Item 10.       Directors and Executive Officers of the Registrant.            37
Item 11.       Executive Compensation.                                        37
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.                    37
Item 13.       Certain Relationships and Related Transactions.                37
Item 14.       Principal Accountant Fees and Services.                        37

PART IV.
Item 15.       Exhibits and Financial Statement Schedules.                    37

Signatures                                                                    40
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
RESULTS  MAY  DIFFER  MATERIALLY  AND  ADVERSELY  FROM  THOSE  EXPRESSED  IN ANY
FORWARD-LOOKING STATEMENTS.  READERS ARE REFERRED TO THE RISKS AND UNCERTAINTIES
IDENTIFIED  BELOW,  UNDER  "RISK  FACTORS,"  AND  ELSEWHERE.   WE  UNDERTAKE  NO
OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

1.          BUSINESS.

GENERAL

            We believe we are the leading  provider of bulk CO2 systems and bulk
CO2 for carbonating  fountain beverages in the United States based on the number of bulk CO2 systems  leased to customers and the only company in our industry to operate  a  national  network  of bulk  CO2  service  locations.  We  provide  a comprehensive  range of services,  including  bulk CO2 system  installation  and maintenance,  bulk CO2 delivery and dedicated  in-house  technical  support on a nationwide basis. We are the only national provider of beverage-grade  bulk CO2, a premium  grade  CO2,  which is  increasingly  required  by our  customers  for carbonating  fountain  beverages.  Many of our customers are major  national and regional restaurant and convenience store chains, movie theater operators, theme parks,  resorts and sports venues,  including  McDonald's,  Burger King, Subway,
Taco Bell, Pizza Hut, 7-Eleven, Loews Cineplex, Six Flags, Walt Disney World and
Madison Square Garden.

            Bulk CO2  systems  store CO2 in liquid  form and  convert the liquid product to gaseous CO2 on demand.  Gaseous CO2 is the necessary  ingredient  for beverage  carbonation,  which is a critical component of our customers' fountain beverage  product.  We install bulk CO2 systems at the customer's  site,  refill them on a regular basis and perform  periodic  maintenance to provide a constant supply of bulk CO2 with consistent quality. Prior to the commercial introduction of bulk CO2 systems in 1986, high pressure cylinders were the primary method for carbonating  fountain beverages.  High pressure cylinders containing gaseous CO2 can weigh up to 155  pounds,  require  specialized  handling  skills and must be returned to the supplier when empty,  although they may be less  expensive  than bulk CO2 systems for low volume users of CO2. Bulk CO2 systems  typically  store sufficient  CO2 to replace at least 10 high pressure  cylinders,  and have clear advantages over high pressure cylinders, including:

    o       consistent and improved beverage quality;
    o       increased product yields;
    o       no cylinder handling or storage requirements;
    o       elimination  of downtime  and  product  waste  during high  pressure cylinder changeovers; and
    o       enhanced safety for both the supplier and the customer.

            Today,  the  majority of our growth is driven by the  conversion  of high  pressure  cylinder  users  to bulk CO2  systems.  Our  ability  to grow is dependent on the success of our  marketing  efforts to acquire new customers and their  acceptance  of bulk  CO2  systems  as a  replacement  for  high  pressure cylinders.

            Since our  incorporation  in Florida in 1990,  we have  expanded our service  area from one  service  location  and 19  customers  in  Florida to 117 service  locations  supporting  approximately  99,000  customer  locations in 45 states as of June 30, 2005.  Since our initial public offering in December 1995, this growth has been achieved,  in large part,  with the proceeds of our initial public offering of common stock as well as a secondary  offering of common stock in June 1996,  borrowings  under our senior credit  facilities,  the issuance in
1997  and  1999  of our  12%  senior  subordinated  notes  due  2004  and  2005, respectively  (prepaid in August  2003),  the sale of our Series A 8% Cumulative
Convertible Preferred Stock in May 2000 (converted into 754,982 shares of common stock in August 2004) and Series B 8% Cumulative  Convertible Preferred Stock in
November 2001  (converted into 247,420 shares of common stock in December 2004), the private placement of our common stock in August 2002, the issuance in August
2003 of our 16.3% senior subordinated notes due 2009 (prepaid in April 2005) and the proceeds of a secondary offering of our common stock in March 2005.

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

BUSINESS STRATEGY

            Our business and strategic  plan focuses on the continued  growth of our bulk  CO2  business  due to  conversion  of high  pressure  cylinder  users, increased  penetration  of the existing bulk CO2 market and growth in the United
States fountain beverage market.

            ACCELERATE  PENETRATION AND EXPANSION OF CUSTOMER  ACCOUNTS  THROUGH
MASTER SERVICE  AGREEMENTS.  We have entered into 34 master  service  agreements which include 31 of the 100 largest restaurant and convenience store chains that serve fountain beverages.  We currently service  approximately  37,000 chain and franchisee locations with chains that have signed master service agreements.  In addition, we are the only supplier of bulk CO2 capable of offering comprehensive master  service  agreements due to our  established  national  distribution  and service  network.  By  negotiating  terms with the  customer  on a  national  or regional  level,  we are generally able to offer a customer's  franchisees  more favorable  terms than they could achieve on their own, with the added benefit of avoiding the expense and time spent  negotiating  contract terms and testing our capabilities.

            MAINTAIN  FOCUS ON FOUNTAIN  BEVERAGE  BULK CO2  MARKET.  We believe there is  significant  potential  for  growth  in our  business  as a result  of continued conversion from high pressure cylinders, competitive share capture and organic growth in the fountain beverage market.  The sale of fountain  beverages is a business not subject to significant  fluctuations,  which has  historically experienced  stable growth.  We have focused our marketing  efforts on educating fountain  beverage  providers about the improved  safety,  quality and potential cost  benefits  of bulk  CO2  systems.  By  operating  exclusively  in bulk  CO2 distribution,  we are better equipped to focus our resources,  minimize overhead costs and maintain high levels of customer support and service.  As a result, we believe we have  significant  opportunity  to grow our  business  by  increasing market share in an expanding market.

            INCREASE DENSITY AT EXISTING OPERATIONS TO IMPROVE PROFITABILITY. We
maintain a highly  efficient  route structure and establish  additional  service locations as service areas expand through  geographic growth. Our strategy is to increase the density of our customer base for our existing service  locations in order to lower  the  average  time and  distance  between  stops  and  allow for increased  absorption  of  fixed  costs.  For the  year  ended  June  30,  2005, approximately 75% of our service locations operated at over 50% gross margin.

            SELECTIVELY PURSUE CUSTOMER ACCOUNT ACQUISITION  OPPORTUNITIES WHILE
MAINTAINING  HIGH LEVELS OF SERVICE.  The  fountain  beverage  CO2  distribution market is fragmented, which provides numerous opportunities for continued growth in our business through selective customer account acquisitions. Our competitors range from small,  local companies in the fountain  beverage  industry to larger companies  that  generally  consider  bulk CO2 a  non-core  business.  It may be
increasingly   difficult   for   our   competitors   to   match   the   breadth,
cost-effectiveness and quality of our nationwide services and therefore they may be motivated to consider alternatives to continued participation in the fountain beverage CO2  distribution  industry.  For example,  in Fiscal 2005, we acquired
Pain  Enterprises' bulk CO2 beverage  carbonation  business and certain beverage carbonation  assets of  Coca-Cola  Enterprises,  Inc.,  and we will  continue to selectively evaluate customer account acquisitions that will expand our customer base and increase our existing route density.  In addition,  we believe that our superior  nationwide  customer  service  capabilities  enable us to attract  and retain customers. We intend to continue our disciplined approach to growth while maintaining our high level of service.

OPERATIONS

            We offer our customers two principal services:

    o       we lease, install and maintain stationery bulk CO2 systems; and

    o       we routinely refill bulk CO2 systems with beverage-grade bulk CO2.

            We generally provide these services through  long-term  contracts of five to six years in duration.  The  following  table  provides a summary of our service plans, which are tailored to individual customers' needs:

                                      % of Fiscal
                                     2005 Service
                                        Plan
       Service Plan                    Revenue               Description
       ------------                    -------               -----------

Budget Plan                             69%          Customer    pays   a   flat
                                                     monthly  fee for  bulk  CO2
                                                     system rental and bulk CO2

Equipment Lease and Product             19%          Customer   rents  bulk  CO2
Purchase Plan                                        system and pays a per pound
                                                     rate for bulk CO2

Fill Plan                               12%          Customer   owns   bulk  CO2
                                                     system and pays a per pound
                                                     rate for bulk CO2

            Budget Plan  customers  pay a flat  monthly fee for the lease of our bulk CO2 system  installed  on the  customer's  premises and refills of bulk CO2 according to a predetermined  schedule.  The bulk CO2 is included in the monthly rental charge up to a predetermined maximum annual volume cap. If the annual cap is exceeded,  the customer is charged for additional bulk CO2 delivered on a per pound basis.  Customers under the Equipment Lease and Product Purchase Plan also lease  from us a bulk CO2  system,  but the  customer  is charged on a per pound basis for all bulk CO2  delivered.  Fill Plan  customers  own their own bulk CO2 system and purchase  bulk CO2 on a per pound basis from us. We seek to negotiate six-year  supply  contracts  even  with  customers  that own  their own bulk CO2 systems. We believe that the use of long-term service plans provides benefits to both our  customers and us.  Customers are able to largely  eliminate CO2 supply interruptions  and the need to  operate  CO2  equipment  themselves,  while  the long-term  nature of the service plan adds stability to our revenue base.  After the expiration of the initial term of service plan,  the plan  generally  renews automatically or a new service plan is agreed upon.

            At June 30, 2005, we operated 117 service  locations (103 stationary and 14  mobile)  located  in 42  states  along  with a  dedicated  fleet  of 203 specialized bulk CO2 delivery vehicles and 92 technical  service vehicles.  Each stationary  service  location is equipped  with a storage tank (up to 40 tons in size) which receives bulk CO2 from large  capacity  tanker trucks and from which our specialized bulk CO2 delivery vehicles are filled with bulk CO2 for delivery to customers.

            Upon activation of a customer  account,  our technicians  design the customer's bulk CO2 system and install the bulk CO2 tank and piping systems.  In most instances,  the bulk CO2 system at a customer's site is accessible from the outside of the customer's  establishment and delivery of bulk CO2 does not cause any interference with the operations of the customer.  We place a locking device on the bulk CO2 fill port to reduce the  likelihood  of tampering and to prevent customers from using  alternative  sources of bulk CO2 while under contract with
us.

            We  maintain  a  highly  efficient   delivery  route  structure  and
establish  additional  stationary  bulk CO2 service  locations as service  areas expand  through  geographic  growth.  Our  goal  is to have a  service  location centrally  located  within 75 miles of each customer  serviced from that service location. As we increase route density by lowering the average time and distance traveled between stops, we lower the average cost per delivery.  Currently,  our bulk CO2  delivery  vehicles  are each  servicing  an  average  of 450  customer locations.  We believe that optimal  route density is achieved when our bulk CO2 delivery vehicles are each servicing 500 customer locations.  Collectively,  our delivery vehicles make more than 3,500 deliveries per day.

            We have developed an automated  scheduling system to achieve maximum route optimization. In order to ensure reliability and consistent service levels to the customer,  CO2 deliveries are made at fixed  intervals.  Information from our proprietary AccuRoute(R) system is used to determine the proper frequency of deliveries.  Each account is placed into the correct frequency grouping based on delivery history, seasonality and promotions reported to us by the customer. The scheduling  system  analyzes a customer's  CO2 usage (as measured by flow meters installed on our  specialized  bulk CO2 delivery  vehicles) and  determines  the optimal  next  delivery  date,  considering  both maximum  payload  delivery and remaining  bulk CO2 stock held in the  customer's  tank.  The  foundation of our scheduling system is the delivery  information  gathered by the portable account link,  or PAL,  system.  The PAL system  utilizes a hand-held  device to provide field personnel with up to date delivery route and customer account  information and  also  serves  as  an  input  source  to  record  all  delivery  transaction information.  The scheduling system utilizes  sophisticated  computer algorithms that consider:

       o    Tank size;
       o    Delivery history;
       o    Seasonal factors; and
       o    Safety margins.

            Based on  delivered  quantities  over time,  the  scheduling  system determines  a daily  usage  rate.  CO2 usage,  combined  with tank size and last delivery date, is used to determine how often a customer's  tank must be filled.
Accounts are closely monitored by our field and corporate personnel.

            Our customer  service and support  complements  our bulk CO2 systems installation and bulk CO2 deliveries.  Our bulk CO2 route drivers are trained to fix minor technical  problems with the bulk CO2 systems and to educate customers as to how the bulk CO2 systems  work. We operate a 24 hours a day, 7 days a week customer  service call center.  Our in-house  customer  service  representatives provide  access  to  experienced  technical  personnel  who are  able to  answer customer queries,  identify problems and dispatch service personnel as required.
In addition,  our in-house  technical  expertise in maintaining and refurbishing tanks adds to our  knowledge and  understanding  of the bulk CO2 systems that we offer.  As a result of this expertise,  we have a sufficient  supply of bulk CO2 tanks readily  available for our customers' use and are able to minimize service interruptions and downtime for CO2 tank maintenance.

CUSTOMERS

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
Bumpers Drive-In               Papa Gino's               Bertucci's                   Perkins Family Restaurants
Burger King                    Pizza Hut                 Cheesecake Factory           Pizzeria Uno
Captain D's                    Pizza Inn                 Chevy's                      Ponderosa Steak House
Carl's Jr.                     Quizno's Classic Subs     Chili's                      Red Lobster/Olive Garden
Checker's Drive-In             Rubios                    Corner Bakery                Roadhouse Grill
Chick-Fil-A                    Sbarro                    Don Pablo's                  Rockfish
Chipotle Grill                 Schlotzsky's Deli         Friendly's Restaurant        Romano's Macaroni Grill
Church's Chicken               Sonic Drive-In            Hard Rock Cafe               Ruby Tuesday
D'Angelo's Sandwich Shop       Steak'n Shake             Hooters                      Ryan's Family Steak House
Dunkin' Donuts                 Subway                    Landry's                     Shoney's
El Pollo Loco                  Taco Bell                 Longhorn Steakhouse          Spaghetti Warehouse
Hardee's                       Wendy's                   Maggiano's Little Italy
KFC                            White Castle
Krystal                                                             CONVENIENCE/PETROLEUM
                                                         7-Eleven                     Golden Pantry
CONTRACT FEEDERS               WHOLESALE CLUBS           AM/PM                        Phillips 66
ARAmark                        BJ's Wholesale            BP/Amoco                     Pilot Travel
Compass Group                  Costco                    Circle K                     Racetrac Petroleum
Fine Host                      Sam's Club                Coastal Market               Shell ETD
Host Marriott                                            Conoco                       Spectrum Stores
Sodexho Operations                                       Cumberland Farms             Thornton Oil
                                                         Exxon                        Tom Thumb
                     SPORTS VENUES                                       MOVIE THEATRES
AMF Bowling Centers            Madison Square Garden     Carmike Cinemas              Regal Entertainment
Brunswick Recreation Centers   Pro Player Stadium        Loews Cineplex               Wallace Theatres
Derby Lane                     Raymond James Stadium
Georgia Dome                   Staples Center                            THEME/AMUSEMENT
                                                         Six Flags                    Wet `n' Wild
                                                         Universal Studios Florida    White Waters
                                                         Walt Disney World

MASTER SERVICE AGREEMENTS

            We have entered into 34 master service  agreements  which include 31 of the largest 100 restaurant and  convenience  store chains that serve fountain beverages.  We  currently  service  approximately  37,000  chain and  franchisee locations with chains that have signed existing master service agreements. These master service agreements  generally provide for a commitment on the part of the operator for all of its currently  owned  locations and may also include  future locations.  We are actively  working on expanding  the number of master  service agreements  with  numerous  restaurant  chains,  including  some of the  largest operators.

COMPETITION

            We  believe  that our  ability  to  compete  depends  on a number of factors,  including product quality,  availability and reliability,  price, name recognition,  delivery time and service and support.  Despite the customer-level advantages of bulk CO2 systems over high pressure cylinders,  we generally price our services comparably to the price of high pressure cylinders. This has proved an  effective  inducement  to cause  customers  to  convert  from high  pressure cylinders to bulk CO2  systems.  We believe  that we enjoy  advantages  over our competitors due to our hub and spoke delivery system,  overall route density and lower average time and distance  traveled between stops. Our toll-free  customer support  help line is  clearly  marked on each bulk CO2 system we  service.  The experience  level of our support  personnel  aids in the resolution of equipment failures or other service  interruptions,  regardless  of whether  caused by our equipment.

            Major restaurant and convenience store chains continue to adopt bulk
CO2 systems and search for  qualified  suppliers to install and service bulk CO2 systems.  We are  the  only  bulk  CO2  provider  with  nationwide  service  and distribution  capabilities and we believe that other qualified suppliers of bulk
CO2 systems and  services do not  presently  exist in many regions of the United
States.  Unlike many of our competitors for whom bulk CO2 is a secondary service line, we have no material  lines of business at present other than the provision of bulk CO2 services.  All aspects of our  operations are guided by our focus on the bulk CO2  business,  including  our  selection  of operating  equipment  and technical personnel,  design of delivery routes,  location of service locations, structure  of customer  contracts,  content of employee  training  programs  and design of management  information  and accounting  systems.  By restricting  the scope of our  activities to bulk CO2 business and largely  avoiding the dilution of management  time and resources that would be required by other service lines, we believe  that we are able to maximize  the level of service we provide to our bulk CO2 customers.

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

COMPETITIVE STRENGTHS

            Our  competitive  strengths  position us to benefit  from  continued
growth in bulk CO2 usage.

            MARKET LEADERSHIP IN A GROWING MARKET. We believe we are the leading provider  of bulk  CO2  systems  and  beverage-grade  bulk  CO2 to the  fountain beverage market, with an estimated market share of approximately 60%. Our market
leadership  and  nationwide  service  and  distribution   capabilities  uniquely
position us to benefit from the  conversion of high  pressure  cylinders to bulk
CO2 systems.  This  conversion is primarily  driven by the numerous  benefits of bulk CO2 systems as  compared  to high  pressure  cylinders.  We  estimate  that approximately 600,000 of the approximately  900,000 food service  establishments in the United States use fountain beverage carbonation systems. Of these 600,000 fountain beverage users, we estimate that approximately  440,000,  or 73% of the market,  currently use high pressure  cylinders and represent  potential organic growth targets.

            SOLE  NATIONAL  PROVIDER  OF BULK  CO2.  We are the  only  bulk  CO2 provider with nationwide service and distribution  capabilities,  enabling us to establish  service  agreements  with  multi-location  customers  such  as  major national and regional  restaurant and convenience store chains and movie theater operators. Increasingly, these customers seek providers who can offer consistent product  quality,  high  levels of local  service and  centralized  support on a nationwide  basis.  As the only bulk CO2 provider  with these  capabilities,  we expect  to  achieve  increasing  market  share  and  growth  that  outpaces  our competition.  In addition,  our national service and  distribution  capabilities have enabled us to negotiate master service  agreements with many restaurant and convenience store chains as well as agreements with franchisees who own multiple locations. These master service agreements generally provide for a commitment on the part of the customer for all of its currently  owned  locations and may also include future locations.

            UNIQUE   AND   COMPREHENSIVE   SERVICE   PLATFORM.   We   provide  a
comprehensive   range  of  services   nationwide,   including  bulk  CO2  system
installation and maintenance, bulk CO2 delivery and dedicated in-house technical support.  We believe  our  responsiveness  and the  breadth  and  quality of our service  offerings  differentiate  us from our  competition,  and  influence our customers'  decision  to choose and  continue  using our  services.  Our service platform enables us to offer our customers a "one-stop-shop"  for their bulk CO2 needs:

      o     We  supply  and  install  a  complete  range  of  bulk  CO2  systems
            customized   to  meet  the   specific   needs   of  our   customers.
            Complementing  this service is our in-house  technical  expertise in maintaining  and  refurbishing  bulk CO2 tanks.  As a result of this expertise,  we have a  sufficient  supply of bulk CO2 tanks  readily available for our  customers'  use and are able to minimize  service interruptions and downtime for bulk CO2 tank maintenance.

      o     We provide bulk CO2 delivery utilizing our AccuRoute(R) distribution
            system,   which  relies  on  computer   algorithms  to  analyze  our
            proprietary  database of usage history,  tank size,  seasonality and customer promotions for each of our individual accounts to determine
            the  optimal   bulk  CO2   delivery   schedule.   Our   AccuRoute(R)
            distribution system minimizes service interruptions and the need for customers to schedule bulk CO2 deliveries.

      o     We operate a 24 hours a day,  7 days a week  customer  service  call center. Our in-house customer service representatives provide access to experienced  technical  personnel who are able to answer customer
            queries,   identify  problems  and  dispatch  service  personnel  as
            required.

      o     As of June 30, 2005,  we had a fleet of 295  delivery and  technical service  vehicles  operated  by 332 drivers  and 94  technicians  to maintain  our  installed  base of bulk CO2  systems  and  respond to service calls allowing us to provide on-site service to any customer
            generally   within   a   matter   of   hours,   minimizing   service
            interruptions.  As carbonated  fountain beverages represent a highly profitable product for our customers, our ability to respond quickly can minimize costly downtime due to lack of carbonation.

            SCALABLE BUSINESS MODEL WITH OPERATING LEVERAGE. We have established a network of service  locations which allows us to service  virtually all of the fountain  beverage  providers in the continental  United States. We can leverage our network and operating efficiencies to service incremental customer locations with minimal incremental investment.  We are able to expand our base of customer locations without  significantly  increasing our distribution  network,  thereby increasing our profitability and cash flow.

            HIGHLY  VISIBLE  REVENUE  STREAM  SUPPORTED  BY STRONG  BACKLOG  AND
LONG-TERM CUSTOMER  CONTRACTS.  As of June 30, 2005, we had a signed contractual backlog of approximately  5,300 new customer accounts awaiting  activation.  Our contracts are typically five to six years in duration,  providing  stability and visibility to our revenue base. We have established long-term relationships with our customers' organizations and have experienced strong renewal rates under our existing contracts,  with customer cancellations in fiscal 2005 of less than 2%.
In fiscal 2005, total customer  attrition was less than 5%. In addition,  we are not overly  dependent  on the business of any one  customer.  For the year ended
June 30, 2005, no single customer accounted for more than 4% of our revenues.

            LONG-STANDING   RELATIONSHIPS  WITH  BLUE-CHIP  SUPPLIERS.  We  have
long-standing  relationships  with  our  suppliers  who  are  leaders  in  their respective  industries  including,  The BOC Group,  Inc. which supplies our bulk
CO2;  Ryder System Inc.,  from whom we lease our  delivery  vehicles;  and Chart
Industries,  Inc. and Harsco  Corporation,  which provide our bulk CO2 tanks. As one of the  largest  purchasers  of  both  bulk  CO2  and  bulk  CO2  tanks  for carbonating  fountain  beverages,  we believe we are able to negotiate long-term agreements  with  our  suppliers  at  favorable  terms  and to  secure  priority delivery.

            STRONG  OPERATING CASH FLOW.  Since 2000, we have maintained  EBITDA
(earnings before interest,  taxes,  depreciation  and  amortization)  margins in excess of 25% on average while  generating cash from  operations  totaling $90.0 million.  We have  invested  this cash in the future  growth of our  business by purchasing  bulk CO2 tanks and  equipment  and  expanding our network of service locations.  Since 2000, our investments have enabled us to increase our customer locations served by 35.6%, to approximately  99,000 accounts currently.  We plan to use the increased cash generated by our improving  profitability to invest in the future  growth of our business  both through  direct  investment  in revenue generating  equipment and  acquisitions,  and through debt repayment to increase our balance sheet flexibility.

SALES AND MARKETING

            Our bulk CO2  systems and  services  are sold by a sales force of 49
commission  only  independent  sales   representatives  and  29  salaried  sales
personnel.  We market our bulk CO2 systems and services to large  customers such as restaurant  and  convenience  store chains,  movie theater  operators,  theme parks,  resorts  and sports  venues.  Our  customers  include  many of the major national and regional  chains  throughout the United  States.  We approach large chains on a corporate  or regional  level for  approval to become the  exclusive supplier  of bulk CO2  systems  and  services  on a  national  basis or within a designated territory. We then direct our sales efforts to the managers or owners of the individual or franchised  operating units. Our  relationships  with chain customers in one geographic  market frequently help us to establish service with these same chains  when we expand  into new  markets.  After  obtaining  service relationships  for a chains'  locations  in a new market,  we attempt to rapidly build route density by targeting independent restaurants, convenience stores and theaters for bulk CO2 system conversion and/or service.

BACKLOG

            As of June 30, 2004 and 2005, we had a signed contractual backlog of approximately  3,900 and 5,300 new  service  locations,  respectively,  awaiting activation.  New activations  are dependent upon a number of factors,  including the expiration of any existing agreements the customer may have with its current
CO2 supplier.

BULK CO2 SUPPLY

            Bulk CO2 is currently a readily available  commodity product,  which is  processed  and sold by various  sources.  In May 1997,  we  entered  into an exclusive  bulk CO2  requirements  contract  with  The BOC  Group,  Inc.,  which currently expires in May 2011, for 100% of our bulk CO2 requirements. Under this contract, BOC, a multinational industrial gases company, is committed to provide us with a  stable  supply  of  beverage  grade  CO2 at  competitive  prices.  In addition,  the  agreement  provides  that if  sufficient  quantities of bulk CO2 become  unavailable  for any reason,  we will  receive  treatment as a preferred customer. For example, in the event of a CO2 shortage, many CO2 suppliers reduce deliveries of CO2 to all customers. Our agreement with BOC provides that we will continue  to receive  CO2  deliveries  in full,  along with  BOC's  other  large customers, prior to deliveries to other customers.

            Our agreement  with BOC also requires that BOC certify the purity of
CO2 they supply to us. Our bulk CO2 service  locations and our delivery vehicles are used solely for storage and transport of beverage-grade  CO2 to minimize any possibility  of  contamination.  This supply system enables us to provide to our customers  beverage-grade CO2 that has a known composition and is traceable from the point of  production  to the point of use,  a  service  that many  customers value.

BULK CO2 SYSTEMS

            We purchase  new bulk CO2 systems  from the two major  manufacturers and we believe that we are the largest  purchaser of bulk CO2 systems from these manufacturers  combined.  We currently  purchase bulk CO2 systems in three sizes
(300,  450 or 600  lbs.  of bulk CO2  capacity)  depending  on the  needs of our customers.  Bulk CO2 systems are vacuum insulated containers with extremely high insulation  characteristics  allowing the storage of CO2, in its liquid form, at very low  temperatures.  Our bulk CO2 systems  operate under low  pressure,  are
fully  automatic,   and  require  no  electricity.   Based  upon  manufacturers'
estimates, the service life of a bulk CO2 system is expected to exceed 20 years.
We also refurbish bulk CO2 tanks at our Stuart, Florida facility. We maintain an adequate inventory of bulk CO2 systems to meet expected customer demand.

EMPLOYEES

            At June 30, 2005, we employed 613 full-time  employees,  187 of whom were involved in management,  sales or customer support,  332 of whom were route drivers  and 94 of  whom  were  in  technical  service  functions.  None  of our employees is subject to a collective bargaining agreement; however, employees in
Chicago, Illinois and Hampshire, Illinois have elected union representation.  We consider our relationship with our employees to be good.

TRADEMARKS

            We  market  our  services   using  the  NuCO2(R)  and   AccuRoute(R)
trademarks  which have been  registered by us with the U.S. Patent and Trademark
Office. The current  registrations for these trademarks expire in 2007 and 2013, respectively.

SEASONALITY

            CO2 usage is subject to seasonal  variations.  CO2 usage  fluctuates based on factors  such as weather and  traditional  summer and holiday  periods.
Demand  for CO2 in times of cold or  inclement  weather  is lower  than at other times. Based on historical data and expected trends, we anticipate that revenues from the delivery of CO2 will be highest in our first  quarter and lowest in our third quarter.

REGULATORY MATTERS

            Our business is subject to various federal, state and local laws and regulations  adopted for the use,  storage and handling of hazardous  materials, the  protection of the  environment,  the health and safety of our employees and users of our products and services. The transportation of bulk CO2 is subject to regulation  by various  federal,  state and local  agencies,  including the U.S.
Department of  Transportation.  Regulatory  authorities have broad powers and we are subject to regulatory and legislative  changes that can affect the economics of our industry by requiring  changes in operating  practices or by  influencing the demand for and the costs of  providing  services.  We believe that we are in compliance  in all  material  respects  with  all  such  laws,  regulations  and standards  currently in effect and that the cost of  compliance  with such laws, regulations and standards has not and is not anticipated to materially adversely affect us.

                                  RISK FACTORS

            Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are risks and  uncertainties  that could cause actual results to differ  materially from the results  contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

OUR  INABILITY  TO MANAGE OUR GROWTH MAY  OVEREXTEND  OUR  MANAGEMENT  AND OTHER
RESOURCES,  CAUSING  INEFFICIENCIES,  WHICH MAY  ADVERSELY  AFFECT OUR OPERATING
RESULTS.

            We intend to continue to expand our operations aggressively.  We may be unable to:

               o  manage effectively the expansion of our operations;
               o  implement and develop our systems, procedures or controls;
               o  adequately support our operations;

               o  achieve and manage the currently  projected  installations  of bulk CO2 systems; or
               o  maintain our superior level of customer service.

            If we are  unable to manage our growth  effectively,  our  business, financial  condition  and results of  operations  and our ability to service our indebtedness  could be seriously harmed. The growth in the size and scale of our business  has  placed,  and we expect  it will  continue  to place,  significant demands on our personnel and operating  systems.  Any  additional  expansion may further strain management and other resources.  Our ability to manage our growth effectively will depend on our ability to:

               o  improve our operating systems;
               o  expand, train and mange our employee base; and
               o  develop additional service capacity.

OUR FUTURE  OPERATING  RESULTS  ARE  UNCERTAIN  DESPITE  THE GROWTH  RATE IN OUR
REVENUES AND STRONG BACKLOG.

            You  should  not  consider  growth  rates  in  our  revenues  to  be indicative of growth rates in our operating results. In addition, you should not consider  prior growth rates in our revenues to be  indicative  of future growth rates in our  revenues.  The timing and amount of future  revenues  will  depend almost  entirely  on our  ability to obtain  agreements  with new  customers  to install  bulk CO2 systems and use our  services,  and on our ability to increase the density of our customer base for our existing service  locations in order to allow for increased  absorption of our fixed costs. Our future operating results will depend on many factors, including:

            o   the level of product and price competition;
            o   our ability to manage growth;
            o   our ability to hire additional employees; and
            o   our ability to control costs.

            As of  June  30,  2005,  we  had a  signed  contractual  backlog  of approximately  5,300 new customer accounts awaiting  activation.  However,  this backlog is not  necessarily  indicative  of future growth rates in our operating results,  which will depend in part on our  ability to  implement  new  customer agreements.  Additionally,  these  agreements may be subject to  modification or termination  prior to implementation or may not be implemented for a significant period of time due to customers' prior contractual commitments.

WE LACK  PRODUCT  DIVERSITY,  AND  OUR  BUSINESS  DEPENDS  ON  CONTINUED  MARKET
ACCEPTANCE BY THE FOUNTAIN  BEVERAGE MARKET OF OUR BULK CO2 SYSTEMS AND CONSUMER
PREFERENCE FOR CARBONATED BEVERAGES.

            We depend on continued market  acceptance of our bulk CO2 systems by the  fountain  beverage  market,  which  accounts for  substantially  all of our revenues.  Unlike  many of our  competitors  for whom  bulk  CO2 is a  secondary business,  we have no material  lines of business other than the leasing of bulk
CO2  systems  and  the  sale  of  bulk  CO2.  We  currently  do  not  anticipate diversifying into other product or service lines.  Although conversion from high pressure  cylinders to bulk CO2 systems  represents a continued  opportunity for growth in the bulk CO2  market,  total  demand  for CO2 is limited  because  the fountain  beverage  market is mature.  Our ability to grow is dependent upon the success of our marketing  efforts to acquire new customers and their  acceptance of bulk CO2 systems as a  replacement  for high  pressure  cylinders.  While the fountain  beverage  market to date has been  receptive to bulk CO2  systems,  we cannot be certain that the operating  results of our installed  base of bulk CO2 systems will continue to be favorable or that past results will be indicative of future market acceptance of our services. In addition, any recession experienced by the fountain beverage market or any significant shift in consumer preferences away from  carbonated  beverages to other types of  beverages  would result in a loss of revenues,  which would  adversely  affect our  financial  condition  and results of operations and our ability to service our indebtedness.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND OUR OBLIGATION TO SERVICE THAT INDEBTEDNESS
COULD DIVERT FUNDS FROM  OPERATIONS  AND LIMIT OUR ABILITY TO OBTAIN  ADDITIONAL
FUNDING TO EXPAND OUR BUSINESS.

            As  of  September  6,  2005,  we  had  outstanding  indebtedness  of approximately $30.5 million under our revolving credit facility.

            If we are unable to  generate  sufficient  cash flow to service  our indebtedness, we will have to:

            o   reduce or delay planned capital expenditures;
            o   sell assets;
            o   restructure or refinance our indebtedness; or
            o   seek additional equity capital.

            We are uncertain  whether any of these strategies can be effected on satisfactory  terms,  if at  all,  particularly  in  light  of  our  substantial indebtedness.  In addition,  the extent to which we continue to have substantial indebtedness could have significant consequences, including:

            o   our  ability to obtain  additional  financing  in the future for working capital,  capital  expenditures,  acquisitions and other
                general  corporate   purposes  may  be  materially   limited  or
                impaired;

            o   a substantial  portion of our cash flow from operations may need to be dedicated to the payment of principal  and interest on our indebtedness  and  therefore may not be available to finance our business; and

            o   our high degree of  indebtedness  may make us more vulnerable to economic downturns,  limit our ability to withstand  competitive pressures or reduce our  flexibility  in  responding to changing business and economic conditions.

            Our  agreements  with  our  lenders  require  that  we  comply  with financial and business  covenants.  If we fail to maintain these covenants,  our lenders  could  declare us in default.  They could  demand the  repayment of our indebtedness to them if this default were not cured or waived.  At various times in the past,  we have  been  unable to meet  certain  covenants  and have had to obtain  waivers or  modifications  of terms from our lenders.  In addition,  the conditions that these  agreements  place on the amount of debt we can incur, our level of liquidity and our cash flows may have a negative  effect on our ability to grow our business.

IMPLEMENTING  OUR  ACQUISITION   STRATEGY  INVOLVES  RISK  AND  OUR  FAILURE  TO
SUCCESSFULLY IMPLEMENT THIS STRATEGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
BUSINESS.

            One of our key  strategies  is to grow our  business by  selectively pursuing  acquisitions  of bulk  CO2  customer  accounts.  Since  1995,  we have acquired more than 25,000 bulk CO2 customer  accounts,  and we are continuing to
actively  pursue   additional   customer  account   acquisition   opportunities.
Acquisitions involve risks, including those relating to:

            o   identification   of   appropriate   acquisition   candidates  or
                negotiation of acquisitions on favorable terms and valuations;
            o   integration of acquired bulk CO2 customer accounts;
            o   implementation of proper business and accounting controls;
            o   ability to obtain financing, on favorable terms or at all;
            o   diversion of management attention;
            o   retention of bulk CO2 customers;
            o   maintaining  our  superior  level  of  customer  service  as  we continue to grow; and
            o   unexpected costs, expenses and liabilities.

            Our growth  strategy may affect  short-term cash flow and net income as we expend  funds,  increase  indebtedness  and incur  additional  expenses in connection  with  pursuing  acquisitions  of  bulk  CO2  customer  accounts.  We experienced  some of the risk described above  following  prior  acquisitions of bulk CO2  customer  accounts.  As a result,  we were unable to manage our growth effectively and our customer service levels declined.  As a result, our business suffered.  If we are not able to identify or acquire bulk CO2 customer  accounts consistent with our growth strategy or if we fail to integrate any acquired bulk
CO2  customer  accounts  into our  operations  successfully,  we may not achieve anticipated increases in revenue,  costs savings and economies of scale, and our operating results may be adversely affected.

THE  FOUNTAIN  BEVERAGE  CARBONATION  MARKET  IS  HIGHLY  COMPETITIVE,  AND  OUR
INABILITY  TO  RESPOND TO VARIOUS  COMPETITIVE  FACTORS  MAY RESULT IN A LOSS OF
CURRENT CUSTOMERS AND A FAILURE TO ATTRACT NEW CUSTOMERS.

            The fountain beverage  carbonation market is highly competitive.  We primarily compete on a regional and local basis with several direct competitors.
We cannot be certain  that these  competitors  will not  substantially  increase their  installed  base of bulk CO2 systems and expand their service  nationwide, provide  customer service superior to ours or reduce the price of their services below our prices.  As there are no major  barriers to entry with  respect to the delivery  of bulk CO2 on a local or regional  basis,  we also face the risk of a well-capitalized  competitor's  entry  into  our  existing  or  future  local or regional markets. In addition, we compete with numerous distributors of bulk and high pressure CO2, including;

            o   industrial gas and welding supply companies;
            o   specialty gas companies;
            o   restaurant and grocery supply companies; and
            o   fountain supply companies.

            These  suppliers vary widely in size.  Some of our  competitors  may have significantly  greater financial,  technical or marketing resources than we
do. Our  competitors  might  succeed in  developing  technologies,  products  or services that are  superior,  less costly or more widely used than those that we have or are  developing  or that  would  render  our  technologies  or  products obsolete or uncompetitive.  In addition,  competitors may have an advantage over us with  customers who prefer  dealing with one company that can supply bulk CO2 as well as fountain  syrup. We cannot be certain that we will be able to compete effectively with current or future competitors.

WE DEPEND ON THE CONTINUED CONTRIBUTIONS OF OUR EXECUTIVE OFFICERS AND OTHER KEY
MANAGEMENT, EACH OF WHOM WOULD BE DIFFICULT TO REPLACE.

            Our  future  success  depends  to  a  significant  degree  upon  the continued  contributions of our senior management and our ability to attract and retain other highly  qualified  management  personnel.  We face  competition for management from other companies and organizations. Therefore, we may not be able to retain our existing management  personnel or fill new management positions or vacancies created by expansion or turnover at our existing  compensation levels.
We have entered into executive employment  agreements with key members of senior management.  The employment  agreements with our chief executive officer,  chief financial officer,  chief operating officer and chief customer officer expire in
June 2007,  October 2006, May 2006 and June 2009,  respectively.  We do not have
"key-person"  insurance  on the lives of any of our key  officers or  management personnel  to mitigate  the impact to our  company  that the loss of any of them would  cause.  Specifically,  the loss of any of our  executive  officers  would disrupt  our  operations  and divert  the time and  attention  of our  remaining
officers.   Additionally,   failure  to  attract  and  retain  highly  qualified
management personnel would damage our business prospects.

AS WE ARE DEPENDENT ON THIRD-PARTY  SUPPLIERS,  WE MAY HAVE  DIFFICULTY  FINDING
SUITABLE  REPLACEMENTS TO MEET OUR NEEDS IF THESE SUPPLIERS CEASE DOING BUSINESS
WITH US.

            We do not conduct  manufacturing  operations  and  depend,  and will continue to depend,  on outside  parties for the manufacture of bulk CO2 systems and components. We intend to significantly expand our installed base of bulk CO2 systems.  Our  expansion  may be limited by the  manufacturing  capacity  of our
third-party   manufacturers.   Manufacturers   may  not  be  able  to  meet  our
manufacturing  needs  in a  satisfactory  and  timely  manner.  If  there  is an unanticipated  increase in demand for bulk CO2 systems, we may be unable to meet such demand due to manufacturing constraints.  We purchase bulk CO2 systems from
Chart Industries,  Inc. and Harsco  Corporation,  the two major manufacturers of bulk CO2  systems.  Should  either  manufacturer  cease  manufacturing  bulk CO2 systems, we would be required to locate additional  suppliers.  We may be unable to locate alternate manufacturers on a timely basis or negotiate the purchase of bulk CO2 systems on favorable  terms.  A delay in the supply of bulk CO2 systems could cause potential customers to delay their decision to purchase our services or to choose not to purchase  our  services.  This would  result in delays in or loss of future revenues.

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

WE ARE  DEPENDENT  ON THE  PRICING  AND  AVAILABILITY  OF CO2 AND  SHORTAGES  OR
INCREASES IN THE PRICE OF CO2 OR OTHER RAW MATERIALS COULD INCREASE OUR COSTS OF
GOODS SOLD, REDUCE OUR PROFITS AND MARGINS AND ADVERSELY AFFECT OUR OPERATIONS.

            Our principal raw material is CO2, which is a commodity product.  We purchase  our CO2 for  resale  from  The BOC  Group,  Inc.  under  an  exclusive requirements  contract expiring in 2011 which provides for annual adjustments in the purchase  price for bulk CO2 based upon changes in the Producer  Price Index for Chemical and Allied Products or increases in the price of bulk CO2 purchased by  BOC's  large,  multi-location  beverage  customers  in  the  United  States, whichever is less.

            Steel is used in the  manufacture of our bulk CO2 tanks. We purchase
our  tanks  from  manufacturers  under  agreements,   the  terms  of  which  are
renegotiated on an annual basis. Hot rolled steel prices increased significantly during fiscal 2005. Future increases in steel prices may result in higher prices for the CO2 tanks we must purchase.

            Our  business  also  depends on our  ability  to deliver  CO2 to our customers through specialized CO2 delivery vehicles. There have been significant increases in fuel costs in recent  years.  Continued  high fuel costs or further increases and our  inability to pass on increases to our customers  could reduce our profits and margins.

            Increases in the prices of CO2,  bulk CO2 tanks and fuel,  including increases that may occur as a result of shortages, duties or other restrictions, could  increase  our cost of sales and reduce  profits  and  margins.  We cannot assure you that  shortages or  increases  in the prices of our raw  materials or fuel will not have an adverse  effect on our financial  condition and results of operations.

OUR OPERATING RESULTS MAY FLUCTUATE DUE TO SEASONALITY BECAUSE CONSUMERS TEND TO
DRINK FEWER QUANTITIES OF CARBONATED BEVERAGES DURING THE WINTER MONTHS.

            Demand for CO2 in times of cold or  inclement  weather is lower than at other times. Based on historical data and expected trends, we anticipate that revenues  from the  delivery  of CO2 will be  highest in our first  quarter  and lowest in our third  quarter.  As a result,  we expect our quarterly  results of operations to continue to experience  variability from quarter to quarter in the future.

OUR OPERATING  RESULTS ARE AFFECTED BY RISING  INTEREST  RATES SINCE MORE OF OUR
CASH FLOW WILL BE NEEDED TO SERVICE OUR INDEBTEDNESS.

            The  interest  rate on our credit  facility  fluctuates  with market interest rates,  resulting in greater interest costs in times of rising interest rates. Consequently, our earnings, cash flows and profitability are sensitive to changes in interest rates.  High interest rates could also affect our ability to service our indebtedness.  To the extent that we cannot generate sufficient cash flows to make interest payments on time, our lenders could declare us in default and demand repayment of our indebtedness,  which could have a negative effect on our financial condition.

OUR INSURANCE  POLICIES MAY NOT COVER ALL OPERATING  RISKS,  AND A CASUALTY LOSS
BEYOND OUR COVERAGE COULD NEGATIVELY IMPACT OUR BUSINESS.

            Our operations are subject to all of the operating hazards and risks normally incidental to handling, storing and transporting CO2. CO2 is classified as a hazardous  material and can cause  serious  injuries  such as frostbite and asphyxiation  that may  result  in, and have in the past  resulted  in,  serious injury  or death to our  employees  and other  persons.  We  maintain  insurance policies in such amounts and with such coverages and deductibles that we believe are  reasonable  and prudent.  However,  we cannot assure you that our insurance will be adequate to protect us from all  liabilities and expenses that may arise from  claims for  personal  injury or death or  property  damage  arising in the ordinary  course  of  business  or that  current  levels  of  insurance  will be maintained or available at economical  prices. If a significant  liability claim is brought  against us that is not covered by insurance,  we may have to pay the claim with our own funds and our financial  condition and ability to service our indebtedness could be seriously harmed.

OUR BUSINESS AND  FACILITIES ARE SUBJECT TO EXTENSIVE  GOVERNMENTAL  REGULATION,
WHICH MAY INCREASE OUR COST OF DOING  BUSINESS.  IN ADDITION,  FAILURE TO COMPLY
WITH THESE  REGULATIONS MAY SUBJECT US TO FINES,  PENALTIES  AND/OR  INJUNCTIONS
THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

            Our business and facilities are subject to federal,  state and local laws and  regulations  adopted  for the use,  storage and  handling of CO2,  the protection of the environment,  the health and safety of our employees and users of our products and services.  Among these environmental laws are rules by which a current  or  previous  lessee  may be liable  for the costs of  investigation, removal or  remediation of hazardous  materials at such  property.  In addition, these laws typically impose liability  regardless of whether the lessee knew, or was  responsible  for,  the  presence of any  hazardous  materials.  Persons who arrange for the disposal or treatment of hazardous  materials  may be liable for the costs of  investigation,  removal or remediation  of such  substances at the disposal or treatment  site,  regardless  of whether the affected site is owned, leased or operated by them.

            As we lease a number of service locations that may store,  handle or arrange for the disposal of various hazardous materials,  we may incur costs for investigation,  removal and  remediation,  as well as capital costs,  associated with compliance with environmental laws.  Although  environmental costs have not been  material  in the past,  we cannot be certain  that these  matters,  or any similar liabilities that arise in the future, will not exceed our resources, nor can we completely eliminate the risk of accidental  contamination or injury from these materials. The transportation of bulk CO2 is also subject to regulation by various  federal,  state and local  agencies,  including the U.S.  Department of
Transportation.  These  regulatory  authorities  have broad  powers,  and we are subject to regulatory and  legislative  changes that can affect the economics of our industry by  requiring  changes in operating  practices or  influencing  the demand for and the cost of providing  services.  A  significant  increase in the cost of our operations  resulting from changing  governmental  regulations could adversely affect our profitability.

WE MAY BE LIMITED IN OUR ABILITY TO OFFSET  FUTURE  TAXABLE  INCOME WITH OUR NET
OPERATING LOSS CARRYFORWARDS.

            We have net  operating  loss  carryforwards  for  federal  and state income  tax  purposes.  If we  undergo  an  ownership  change  in the  future as described in Section 382 of the Internal  Revenue Code, our ability to use those net operating  losses to offset future taxable  income may be limited.  This may have the effect of reducing our after-tax cash flow in future years.

THE MARKET  PRICE OF OUR COMMON  STOCK HAS BEEN AND MAY  CONTINUE TO BE VOLATILE
AND MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE.

            Our  common  stock  price  has  fluctuated  substantially  since our
initial   public   offering  in  December   1995  and  has  recently   increased
significantly.  From June 30, 2004 to June 30, 2005,  the closing sales price of our common stock as reported on The Nasdaq National Market increased from $19.63 per share to $25.67 per share.  Our common stock  closing  sales price reached a
52-week  high of $27.00 on July 5,  2005.  There  can be no  assurance  that the market  price  for our  common  stock  will  remain at its  current  level and a decrease in the market price could result in substantial loses for investors.

            The market price of our common stock may be  significantly  affected by the following factors:

            o   announcements  of  technological  innovations or new products or services by us or our competitors;
            o   trends and fluctuations in the use of bulk CO2 systems;
            o   timing of bulk CO2 systems  installations  relative to financial reporting periods;
            o   release of securities analysts' reports;
            o   operating results below expectations;
            o   changes  in, or our  failure  to meet,  financial  estimates  by securities analysts;
            o   our business prospects as perceived by others;
            o   market reaction to any acquisitions,  joint ventures,  strategic investments or alliances announced by us or our competitors;
            o   industry developments;
            o   market acceptance of bulk CO2 systems;
            o   decrease in the safety record in the use of bulk CO2 systems;
            o   economic and other external factors; and
            o   period-to-period fluctuations in our financial results.

            The  volatility in our share price as a result of any of the factors described  above,  many of  which  are  beyond  our  control,  could  result  in substantial or total losses for investors.

            The securities  markets have also experienced  significant price and volume  fluctuations  from  time to time  that are  unrelated  to the  operating
performance  of  particular  companies.   These  market  fluctuations  may  also
materially  and  adversely  affect the  market  price of our  common  stock.  In addition,  because the daily trading volume in our common stock has from time to time been light, investors may not be able to sell our common stock on favorable terms or in the volume and at the times desired.

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

            We have  never  declared  or paid any cash  dividends  on our common stock. We currently intend to retain any future earnings for funding growth.

WE MAY ISSUE PREFERRED STOCK WHICH COULD LIMIT INVESTORS' ABILITY TO ACQUIRE OUR
COMMON STOCK AND AFFECT OUR MARKET PRICE.

            Our board of  directors  has the  authority to issue up to 5,000,000 shares of preferred  stock. Our articles of  incorporation  currently  authorize
5,000 shares of Series A 8% cumulative convertible preferred stock, 2,500 shares on Series B 8%  cumulative  convertible  preferred  stock and 200,000  shares of
Series C  participating  preferred  stock.  No  shares  of  preferred  stock are currently issued and outstanding. If we designate or issue a series of preferred stock,  it will  create  additional  securities  that  will  have  dividend  and liquidation  preferences  over  the  common  shares.  If  we  issue  convertible preferred  stock, a subsequent  conversion may dilute the current  shareholders'
interest.  Without any further  vote or action on the part of the  shareholders, our board of directors  will have the authority to determine the price,  rights, preferences,  privileges  and  restrictions  of the  preferred  stock.  Although issuing  preferred  stock could provide us with  flexibility in connection  with possible  acquisitions  and other corporate  purposes,  the issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock,  which could limit the price  investors are willing to pay for our common stock.

OUR  CHARTER'S  ANTI-TAKEOVER  PROVISIONS  AND  FLORIDA  LAW COULD  RESTRICT  AN
INVESTOR'S  ABILITY TO PURCHASE OUR COMMON STOCK AT A FAVORABLE PRICE AND AFFECT
OUR MARKET VALUE.

            We have adopted a shareholder  rights plan that may prevent a change in  control or sale of us in a manner or on terms not  approved  by the board of directors.  In addition,  our articles of incorporation provide for a classified board of directors. This structure may significantly extend the time required to effect a change in control of the board of directors and may discourage  hostile takeover  bids for us. It could  take at least two  annual  meetings  for even a majority of  shareholders  to make a change in control of the board of directors because  only a minority of the  directors  is  scheduled  to be elected at each meeting.  Without the ability to easily obtain immediate control of the board of directors,  a  takeover  bidder may not be able to take  action to remove  other impediments to acquiring us.

            We are also subject to several  anti-takeover  provisions that apply to public corporations  organized under Florida law. These provisions  generally require that certain  transactions  between a  corporation  and a holder of more than 10% of its outstanding  voting securities must be approved by a majority of disinterested  directors or the holders of  two-thirds  of the voting shares not beneficially  owned  by  an  "interested  shareholder."  Additionally,  "control shares" (shares acquired in excess of certain specified  thresholds) acquired in specified  control  share  acquisitions  have  voting  rights only to the extent conferred by resolution  approved by shareholders,  excluding  holders of shares defined as "interested shares."

            A Florida corporation may opt out of the Florida  anti-takeover laws if its articles of incorporation or, depending on the provision in question, its bylaws so provide.  We have not opted out of the provisions of the anti-takeover laws.  Consequently,  these  laws  could  prohibit  or delay a  merger  or other takeover or change in control and may discourage  attempts by other companies to acquire us.

FUTURE SALES OF SHARES MAY  ADVERSELY  AFFECT OUR STOCK PRICE SINCE ANY INCREASE
IN THE AMOUNT OF OUTSTANDING SHARES MAY HAVE A DILUTIVE EFFECT ON OUR STOCK.

            If our shareholders sell substantial  amounts of our common stock in the public market,  the market price of our common stock could fall. These sales could be due to shares issued upon exercise of outstanding options and warrants.
These  sales  also  might  make  it more  difficult  for us to  sell  equity  or equity-related  securities  in the  future  at a time  and  price  that  we deem appropriate.  At June 30, 2005, we had granted  options to purchase an aggregate of 1,537,569  shares of common  stock at a  weighted-average  exercise  price of
$14.00 per share and  outstanding  warrants to purchase an  aggregate of 200,000 shares of common  stock at an  exercise  price of $17.00  per  share.  We cannot assure  you  that  substantial  sales of our  common  stock  resulting  from the exercise of stock  options or warrants will not dilute our common stock or lower our share price.

COMPLIANCE  WITH  CHANGING   REGULATION  OF  CORPORATE   GOVERNANCE  AND  PUBLIC
DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

            Keeping  abreast  of,  and  in  compliance   with,   changing  laws,
regulations   and  standards   relating  to  corporate   governance  and  public
disclosure,  including the  Sarbanes-Oxley  Act of 2002, new SEC regulations and
Nasdaq  Stock Market  rules,  will  require an  increased  amount of  management attention and external resources. We intend to continue to invest all reasonably necessary  resources  to comply  with  evolving  standards,  which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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
Recently adopted rules mandated by the  Sarbanes-Oxley Act of 2002, and a global settlement  reached between the SEC, other  regulatory  agencies and a number of investment  banks in April 2003, has led to a number of  fundamental  changes in how analysts  are  reviewed and  compensated.  In  particular,  many  investment banking firms are now required to contract with independent  financial  analysts for their stock research.  It may be difficult for companies with smaller market capitalizations,  including us, to attract  independent  financial  analysts who will cover our common  stock,  which could have a negative  effect on our market price.

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

2.          PROPERTIES.

            Our  corporate  headquarters  are  located in a 32,000  square  foot leased facility in Stuart, Florida that accommodates corporate,  administrative, customer  service,  marketing,  and sales.  At June 30, 2005, we also leased 103 stationary  service  locations.  These facilities are rented on terms consistent with market  conditions  prevailing  in the area.  We believe  that our existing facilities are suitable for our current needs and that additional or replacement facilities, if needed, are available to meet future needs.

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

5.          MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
            AND ISSUER PURCHASES OF EQUITY SECURITIES.

            Our common  stock  trades on the Nasdaq  National  Market  under the symbol "NUCO".  The following  table  indicates the high and low sale prices for our common  stock for each  quarterly  period  during  fiscal 2004 and 2005,  as reported by the Nasdaq National Market.

                                            HIGH                   LOW
                                            ----                   ---
CALENDAR 2003
-------------
Third Quarter                             $ 11.48                $   8.50
Fourth Quarter                              13.20                   10.94

CALENDAR 2004
-------------
First Quarter                             $ 18.70                $  11.80
Second Quarter                              20.17                   16.70
Third Quarter                               20.58                   15.28
Fourth Quarter                              25.00                   18.58

CALENDAR 2005
-------------
First Quarter                             $ 26.62                $  20.70
Second Quarter                              27.87                   22.73

            At  September  10,  2005,  there were  approximately  200 holders of record of our common stock, although there is a much larger number of beneficial owners.

            We have never paid cash  dividends on our common stock and we do not anticipate  declaring any cash dividends on our common stock in the  foreseeable future.  We intend to retain all future  earnings for use in the  development of our business.

            The following table sets forth certain information  regarding equity compensation plans as of June 30, 2005.

                                                         EQUITY COMPENSATION PLAN INFORMATION

                                  Number of securities to be   Weighted-average exercise     Number of securities remaining
                                    issued upon exercise of      price of outstanding     available for future issuance under
                                      outstanding options,             options            equity compensation plans (excluding
Plan Category                         warrants and rights         warrants and rights      securities reflected in column (a)
-------------                         -------------------         -------------------      ----------------------------------
                                             (a)                          (b)                           (c)

Equity compensation plans                 1,537,569                     $14.00                        10,423
approved by security                 shares of common stock                                  shares of common stock
holders ...

Equity compensation plans not                 0                           0                               0
approved by security holders ...

              Total ...                   1,537,569                     $14.00                        10,423
                                     shares of common stock                                  shares of common stock

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

                                                                FISCAL YEAR ENDED JUNE 30,
                                                                --------------------------
                                                   2005        2004*       2003*        2002*        2001*
                                                   ----        -----       -----        -----        -----
                                                  (in thousands, except per share amounts and Operating Data)
INCOME STATEMENT DATA:
Product sales ...............................   $  61,602    $  49,900   $  45,833    $  46,209    $  43,909
Equipment rentals ...........................      35,738       30,936      28,576       26,103       23,724
                                                ---------    ---------   ---------    ---------    ---------

Total revenues ..............................      97,340       80,836      74,409       72,312       67,633
                                                ---------    ---------   ---------    ---------    ---------

Cost of products sold, excluding depreciation
and amortization ............................      41,147       33,883      32,047       31,903       28,921
Cost of equipment rentals, excluding
depreciation and amortization ...............       2,522        2,345       3,513        3,595        4,270
Selling, general and administrative expenses       17,020       15,722      17,484       17,614       17,368
Depreciation and amortization ...............      16,484       15,234      17,167       16,319       17,475
Loss on asset disposal ......................       1,332        1,242       1,650        4,654        4,877
                                                ---------    ---------   ---------    ---------    ---------

Operating income (loss) .....................      18,835       12,410       2,548       (1,773)      (5,278)
Loss on early extinguishment of debt ........       5,817        1,964        --            796         --
Unrealized loss on financial instrument .....        --            177        --           --           --
Interest expense ............................       6,985        7,947       7,487        8,402       10,207
                                                ---------    ---------   ---------    ---------    ---------

Net income (loss) before income taxes .......       6,033        2,322      (4,939)     (10,971)     (15,485)
Provision for (benefit from) income taxes ...     (19,558)         142        --           --           --
                                                ---------    ---------   ---------    ---------    ---------
Net income (loss) ...........................   $  25,591    $   2,180   $  (4,939)   $ (10,971)   $ (15,485)
                                                =========    =========   =========    =========    =========

Net income (loss) per basic common share ....   $    1.98    $    0.13   $   (0.54)   $   (1.32)   $   (2.01)
Net income (loss) per diluted common share ..   $    1.79    $    0.12   $   (0.54)   $   (1.32)   $   (2.01)

Weighted average shares outstanding - basic .      12,808       10,689      10,396        8,742        7,926
Weighted average shares outstanding - diluted      14,295       11,822      10,396        8,742        7,926

OTHER DATA:
EBITDA (1) ..................................   $  35,319    $  27,644   $  19,715    $  14,546    $  12,197

Total company owned bulk CO2 systems serviced      82,000       68,000      63,000       61,000       60,000
Customer owned bulk CO2 systems serviced ....      16,000       12,000      11,000        9,000        9,000
                                                ---------    ---------   ---------    ---------    ---------
Total bulk CO2 systems serviced .............      98,000       80,000      74,000       70,000       69,000
Total high pressure CO2 customers ...........       1,000        1,000       1,000        1,000        2,000
                                                ---------    ---------   ---------    ---------    ---------
Total customers .............................      99,000       81,000      75,000       71,000       71,000
Stationary depots ...........................         103           97          91           76           74
Mobile depots ...............................          14           11          10           22           19
Bulk CO2 trucks .............................         203          173         168          161          157
Technical service vehicles ..................          92           83          73           76           87
High pressure cylinder delivery trucks ......        --           --          --           --              2

BALANCE SHEET DATA:
Cash and cash equivalents ...................   $     968    $     505   $     455    $   1,562    $     626
Total assets ................................     197,330      128,502     125,846      132,638      138,016
Total debt (including short-term debt) ......      32,000       66,173      70,529       87,660       87,346
Redeemable preferred stock ..................        --         10,021       9,258        8,552        5,466
Total shareholders' equity ..................     129,184       40,756      34,936       25,219       33,982

*Restated to conform to current year presentation.

(1) RECONCILIATION OF GAAP AND EBITDA

                                                                     Fiscal Year Ended June 30,
                                                    ----------------------------------------------------------
                                                       2005        2004        2003       2002        2001
                                                       ----        ----        ----       ----        ----
Net Income (loss)                                   $ 25,591    $  2,180    $ (4,939)   $(10,971)   $(15,485)
Interest expense                                       6,985       7,947       7,487       8,402      10,207
Depreciation and amortization                         16,484      15,234      17,167      16,319      17,475
Provision for (benefit from) income taxes            (19,558)        142        --          --          --
Unrealized loss on financial instrument                 --           177        --          --          --
Loss on early extinguishment of debt                   5,817       1,964        --           796        --
                                                    --------    --------    --------    --------    --------

EBITDA                                              $ 35,319    $ 27,644    $ 19,715    $ 14,546    $ 12,197
                                                    ========    ========    ========    ========    ========

Cash flows provided by (used in):
     Operating activities                           $ 29,651    $ 21,657    $ 15,826    $ 10,858    $  5,213
     Investing activities                           $(38,781)   $(16,595)   $(13,891)   $(12,817)   $(11,761)
     Financing activities                           $  9,593    $ (5,012)   $ (3,042)   $  2,895    $  6,895

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

7.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS.

OVERVIEW

            We believe we are the leading  supplier of bulk CO2 systems and bulk
 CO2 for carbonating fountain beverages in the United States based on the number of bulk CO2 systems  leased to  customers.  As of June 30, 2005,  we operated a national  network  of 117  service  locations  servicing  approximately  99,000 customer  locations in 45 states.  Currently,  virtually all fountain  beverage users in the continental  United States are within our present service area. On
 October 1, 2004,  we purchased  the bulk CO2 beverage  carbonation  business of
 Pain   Enterprises,   Inc.  The   transaction   involved  the   acquisition  of
 approximately 9,000 customer accounts,  including  approximately 6,300 tanks in service,  vehicles,  parts, and supplies.  The acquisition of Pain Enterprises'
 bulk CO2  beverage  carbonation  business  in 12  Midwestern  and  Southeastern
 states:  Florida,  Georgia,  Illinois,   Indiana,  Iowa,  Kentucky,   Michigan,
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

            We have entered into 34 master service  agreements  which include 31 of the largest 100 restaurant and convenience store chains that provide fountain beverages. These master service agreements generally provide for a commitment on the part of the operator for all of its currently  owned  locations and may also include future locations.  We currently service  approximately  37,000 chain and franchisee locations with chains that have signed master service agreements.  We are actively  working on expanding the number of master service  agreements with numerous restaurant chains.

            We believe that our future revenue growth, gains in gross margin and profitability  will be  dependent  upon (1)  increases  in route  density in our
existing   markets  and  the  expansion  and  penetration  of  bulk  CO2  system installations  in new market  regions,  both resulting from  successful  ongoing marketing,  (2) improved  operating  efficiencies and (3) price  increases.  New multi-unit placement agreements combined with single-unit  placements will drive improvements  in achieving route density.  We maintain a highly  efficient route structure and  establish  additional  service  locations as service areas expand through geographic  growth. Our entry into many states was accomplished  largely through the acquisition of businesses having thinly developed route networks. We expect to benefit  from route  efficiencies  and other  economies of scale as we build our customer  base in these states  through  intensive  regional and local marketing initiatives.  Greater density should also lead to enhanced utilization of vehicles and other fixed assets and the ability to spread fixed marketing and administrative costs over a broader revenue base.

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

GENERAL

            Substantially  all of our revenues have been derived from the rental of bulk CO2 systems installed at customers' sites, the sale of bulk CO2 and high pressure  cylinder  revenues.  Revenues  have grown from $67.6 million in fiscal
2001 to $97.3 million in fiscal 2005. We believe that our revenue base is stable due to the existence of long-term contracts with our customers,  which generally rollover with a limited number expiring without renewal in any one year. Revenue
growth  is  largely   dependent   on  (1)  the  rate  of  new  bulk  CO2  system
installations, (2) the growth in bulk CO2 sales and (3) price increases.

            Cost of products  sold is comprised of purchased CO2 and vehicle and service  location costs  associated  with the storage and delivery of CO2. As of
June 30, 2005, we operated a total of 295 specialized bulk CO2 delivery vehicles and technical  service  vehicles that logged  approximately  13 million miles in fiscal 2005.  While  significant  increases in fuel prices  impact our operating costs,  such impact is largely offset by fuel surcharges  billed to the majority of our  customers.  Consequently,  while  the  impact on our  gross  profit  and operating  income is  substantially  mitigated,  rising fuel prices do result in lower gross  profit  margins.  Cost of  equipment  rentals is comprised of costs associated with customer equipment leases.  Selling,  general and administrative expenses consist of wages and benefits,  dispatch and  communications  costs, as well as expenses  associated  with  marketing,  administration,  accounting  and employee training. Consistent with the capital intensive nature of our business, we incur significant depreciation and amortization expenses. These stem from the
depreciation   of  our  bulk  CO2  systems  and  related   installation   costs,
amortization of deferred lease  acquisition  costs, and amortization of deferred financing costs and other intangible assets.  With respect to company owned bulk
CO2 systems,  we capitalize  installation  costs based on a standard  amount per installation that is associated with specific installations of such systems with customers under non-cancelable contracts and which would not be incurred but for a successful  placement.  All other service,  marketing and administrative costs are expensed as incurred.

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in accumulated net losses of $30.1 million at June 30, 2005.

RESULTS OF OPERATIONS

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which the various items bear to total revenues:

                                                      Fiscal Year Ended June 30,
                                                      --------------------------
Income Statement Data:                               2005        2004       2003
                                                     ----        ----       ----

Product sales                                        63.3%       61.7%      61.6%
Equipment rentals                                    36.7        38.3       38.4
                                                    -----       -----      -----
Total revenues                                      100.0       100.0      100.0

Cost of products sold, excluding
    depreciation and amortization                    42.3        41.9       43.1
Cost of equipment rentals, excluding
    depreciation and amortization                     2.6         2.9        4.7
Selling, general and administrative expenses         17.5        19.4       23.5
Depreciation and amortization                        16.9        18.8       23.1
Loss on asset disposal                                1.4         1.6        2.2
                                                    -----       -----      -----
Operating income                                     19.3        15.4        3.4
Loss on early extinguishment of debt                  6.0         2.5        --
Unrealized loss on financial instrument               --          0.2        --
Interest expense                                      7.1         9.8       10.0
                                                    -----       -----      -----

Income (loss) before income taxes                     6.2         2.9       (6.6)
Provision for (benefit from) income taxes           (20.1)        0.2        --
                                                    -----       -----      -----
Net income (loss)                                    26.3%        2.7%      (6.6)%
                                                    =====       =====      =====

FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2004

TOTAL REVENUES

            Total  revenues  increased by $16.5  million,  or 20.4%,  from $80.8 million in 2004 to $97.3  million in 2005.  Revenues  derived  from our bulk CO2 service plans  increased by $13.9  million,  primarily due to an increase in the number of customer locations.  During the year, the number of customer locations utilizing our bulk CO2 services increased from 80,000 customers at June 30, 2004 to 98,000 at June 30,  2005,  due to strong  organic  growth and the purchase of approximately 9,000 customer locations from Pain Enterprises, Inc. on October 1,
2004 which  generated  revenues of $7.3 million in 2005.  In addition,  revenues derived from the sale of high pressure cylinder products,  fuel surcharges,  and other revenues increased by $2.6 million.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                                            Fiscal Year Ended June 30,
                                                            --------------------------
Service Plan                                                 2005             2004
                                                            -------         --------
        Bulk budget plan(1)                                  57.0%            61.5%
        Equipment lease/product purchase plan(2)             15.4             12.0
        Product purchase plan(3)                              9.7              8.8
        High pressure cylinder(4)                             5.7              6.0
        Other revenues(5)                                    12.2             11.7
                                                            -----            -----
                                                            100.0%           100.0%
                                                            ======           ======

        (1)  Combined  fee for bulk CO2 tank and bulk CO2.
        (2)  Fee for bulk CO2 tank and, separately, bulk CO2 usage.
        (3)  Bulk CO2 only.
        (4)  High pressure CO2 cylinders and non-CO2 gases.
        (5)  Surcharges and other charges.

        The high pressure  cylinder category includes all high pressure cylinder rental and gas  related  revenues,  including  those  revenues  for high pressure  cylinders  provided  as  a  peripheral  product  to  customers utilizing  a bulk CO2  plan  and  those  customers  that  use only  high pressure  cylinders.  During fiscal 2002, we adopted a plan to phase out those  customers  that use only high  pressure  cylinders and who do not utilize one of our bulk CO2 service  plans.  Revenues  derived  from our stand-alone high pressure cylinder customers may not be fully eliminated from our  ongoing  revenues  inasmuch  as our goal is to  convert  these customers  to  a  bulk  CO2  service  plan.  Accordingly,  the  expected declining  revenues  derived from  stand-alone  high  pressure  cylinder customers  are not expected to have a material  impact on our results of operations.

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service plans  increased by $11.7 million,  or 23.5%,  from $49.9 million in
2004 to $61.6  million in 2005.  The increase in revenues is primarily  due to a
17.7% increase in the average  number of customer  locations  serviced  combined with an increase in CO2 sold to the average customer. In addition,  the sales of products and services other than bulk CO2 increased by $2.6 million due in large part to an increase in revenues derived from cylinder products,  fuel surcharges and other revenues.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service plans increased by $4.8 million, or 15.5%, from $30.9 million in 2004 to
$35.7 million in 2005,  primarily due to a 16.8%  increase in the average number of  customer  locations  leasing  equipment  from us and  price  increases  to a significant  number of our customers  consistent  with the Consumer Price Index,
offset  by  incentive   pricing   provided  to  multiple   national   restaurant
organizations  utilizing our equipment  under the bulk budget plan and equipment lease/product  purchase plans pursuant to master service agreements.  The number of customer  locations  renting  equipment from us increased from 68,000 at June
30,  2004 to  82,000 at June 30,  2005,  due to strong  organic  growth  and the purchase of approximately  6,300 customer locations  utilizing  equipment rental plans from Pain Enterprises, Inc. on October 1, 2004.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of products  sold,  excluding  depreciation  and  amortization, increased from $33.9 million in 2004 to $41.1 million in 2005,  while decreasing as a percentage of product sales revenue from 67.9% to 66.8%.

            Product  costs  increased by $3.1 million from $12.3 million in 2004 to $15.4  million  in 2005.  The base  price with our  primary  supplier  of CO2 increased  by the  Producer  Price  Index,  while  the  volume of CO2 sold by us increased 25.2%,  primarily due to a 17.7% increase in our average customer base and a 6.1% increase in CO2 sold to these customers.

            Operational  costs,  primarily wages and benefits related to cost of products  sold,  increased  from $13.3 million in 2004 to $16.0 million in 2005, primarily due to a $2.4 million  increase in route driver costs  associated with an increased  customer base. As of June 30, 2005, we had 332 drivers as compared to 270 at the same point last year.

            Truck delivery expenses  increased from $5.2 million in 2004 to $6.4 million in 2005 primarily due to the increased  customer base and fuel costs. We have been able to minimize the impact of increased fuel costs and variable lease costs  associated with truck usage by continuing to improve  efficiencies in the timing and routing of deliveries. While total miles driven increased by 12.8% on an average  customer  base that  increased  by 17.7%,  miles  driven per average customer decreased 5.1%

            Occupancy and shop costs related to cost of products sold  increased from $3.1 million in 2004 to $3.3 million in 2005.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, increased from $2.3 million in 2004 to $2.5 million in 2005 while  decreasing as a percentage of equipment rentals revenue from 7.6% to 7.1%. The increase in the
cost  of  equipment   rental   expense  is  primarily   related  to   additional
refurbishment expense associated with tanks acquired from Pain Enterprises, Inc.
in October 2004, and the rental of bulk CO2 equipment from third parties.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  increased  by $1.3 million from $15.7 million in 2004 to $17.0 million in 2005, while decreasing as a percentage of total revenues from 19.4% in 2004 to 17.5% in 2005.

            Selling  related  expenses  increased  by $0.3  million,  from  $3.3 million  in 2004 to $3.6  million  in 2005,  primarily  the  result of  expenses directed towards training, marketing and growth opportunities.

            General and administrative  expenses  increased by $1.0 million,  or
7.9%, from $12.4 million in 2004 to $13.4 million in 2005. This increase was the result of  acquisition  integration,  wage  increases,  provision  for  doubtful accounts,  public company related  expenses,  including  expenses related to the
Sarbanes-Oxley  Act of 2002, and expenses  associated  with the four  hurricanes that  impacted the  southeastern  United  States in during the first  quarter of fiscal 2005.

DEPRECIATION AND AMORTIZATION

            Depreciation and  amortization  increased from $15.2 million in 2004 to $16.5 million in 2005. As a percentage of total  revenues,  depreciation  and amortization expense decreased from 18.8% in 2004 to 16.9% in 2005.

            Depreciation  expense  increased from $13.2 million in 2004 to $13.8 million in 2005. An increase of  approximately  $0.5 million due to the purchase of tanks and equipment from Pain Enterprises, Inc., was offset by a $0.3 million decrease in  depreciation  associated  with the shortened lives of certain small tanks that were  partially  impaired and scheduled to be phased out over a three to four year period commencing June 30, 2002.

            Amortization  expense  increased  from $2.0  million in 2004 to $2.7 million in 2005.  This increase is due in large part to a $0.6 million  increase in amortization  associated with the acquisition of customer  accounts and other intangible assets associated with the Pain Enterprises, Inc. transaction.

LOSS ON ASSET DISPOSAL

            Loss on asset  disposal  increased from $1.2 million in 2004 to $1.3 million in 2005, decreasing as a percentage of total revenues from 1.6% to
1.4%.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$6.4  million  from  $12.4  million  in 2004 to  $18.8  million  in  2005.  As a percentage of total  revenues,  operating  income improved from 15.4% in 2004 to
19.3% in 2005.

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

            In the fourth quarter of fiscal 2005, we accelerated the recognition of $2.4 million in deferred  financing costs  associated with the refinancing of our long-term  debt. In addition,  in connection with the repayment of our 16.3%
Senior  Subordinated  Promissory Notes we incurred a prepayment  penalty of $1.8 million  and  accelerated  the  recognition  of the  unamortized  portion of the original issue discount associated with those notes, $1.6 million.

            See "Liquidity and Capital Resources."

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

INTEREST EXPENSE

            Interest expense decreased from $7.9 million in 2004 to $7.0 million in 2005, while decreasing as a percentage of total revenues from 9.8% in 2004 to
7.1% in 2005.  This  reduction  in expense was due in large part to repayment of
our  16.3%  Senior   Subordinated   Promissory  Notes  in  April  2005  and  the
modification of our former senior  borrowing  facilities at more favorable rates in October 2004 in conjunction with the Pain Enterprises, Inc. transaction.
See "Liquidity and Capital Resources."

            The effective interest rate of our debt decreased from 11.4% in 2004 to 10.5% in 2005, with the weighted cost of borrowing on our outstanding debt as of June 30, 2005 being 4.8%.

INCOME BEFORE INCOME TAXES

            For  the  reasons  described  above,   income  before  income  taxes
increased from $2.3 million 2004 to $6.0 million in 2005.

PROVISION FOR INCOME TAXES

            As of June 30, 2005, we had net  operating  loss  carryforwards  for federal income tax purposes of approximately $114 million and for state purposes in varying amounts, which are available to offset future federal taxable income, if any, in varying  amounts  through  June 2025.  If an  "ownership  change" for federal income tax purposes were to occur in the future,  our ability to use our pre-ownership  change  federal and state net operating loss  carryforwards  (and certain built-in losses, if any) would be subject to an annual usage limitation, which under  certain  circumstances  may prevent us from being able to utilize a portion  of such loss  carryforwards  in future tax  periods  and may reduce our after-tax cash flow. In addition,  a portion of our future taxable income may be subject to the alternative minimum tax ("AMT")

            We  continue  to  evaluate  the  necessity  of a deferred  tax asset valuation allowance. Deferred income taxes reflect the benefits of net operating loss carryforwards and the net tax effects of temporary  differences between the carrying amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax  purposes.  Our deferred tax assets  include the benefit of loss  carryforwards  incurred  through  fiscal 2005. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some  portion or all of the  deferred  tax assets will not be realized.
Among other matters,  realization of the entire  deferred tax asset is dependent on our ability to generate  sufficient taxable income prior to the expiration of the carryforwards.

            As of June 30, 2005, after  consideration of all available  positive and negative evidence,  we concluded that the deferred tax asset relating to our net operating  loss  carryforwards  will more likely than not be realized in the future.  Thus,  the entire  valuation  allowance  was reversed and reported as a component  of the fiscal 2005 income tax  provision.  See  "Critical  Accounting
Policies and Significant Estimates."  Accordingly,  we recognized a $19.6 income tax benefit in fiscal 2005.  During fiscal 2004, we recognized  $0.1 million for
AMT and state/local taxes.

            While we  anticipate  recognizing  a full tax  provision  in  future periods,  we expect to pay only AMT and  state/local  taxes until such time that our net operating loss carryforwards are fully utilized.

NET INCOME

            For the reasons  described  above,  net income  increased  from $2.2 million 2004 to $25.6 million in 2005.

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

            EBITDA, as set forth in the table below (in thousands), increased by
$7.7 million,  or 27.8%, from $27.6 million in 2004 to $35.3 million in 2005 and increased as a percentage of total revenues from 34.2 % to 36.3%.

                                                      Fiscal Year Ended June 30,
                                                      --------------------------
                                                         2005            2004
                                                       --------        ---------
Net income                                             $ 25,591        $  2,180
Interest expense                                          6,985           7,947
Depreciation and amortization                            16,484          15,234
Provision for (benefit from) income taxes               (19,558)            142
Unrealized loss on financial instrument                    --               177
Loss on early extinguishment of debt                      5,817           1,964
EBITDA                                                 $ 35,319        $ 27,644

Cash flows provided by (used in):
  Operating activities                                 $ 29,651        $ 21,657
  Investing activities                                 $(38,781)       $(16,595)
  Financing activities                                 $  9,593        $ (5,012)

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

TOTAL REVENUES

            Total  revenues  increased  by $6.4  million,  or 8.6%,  from  $74.4 million in 2003 to $80.8 million in 2004. Revenues derived from our bulk service plans  increased by $7.2 million,  or 10.0%, of which $5.8 million was due to an increase  in the number of accounts  and $1.4  million was due to an increase in the sale of gases and services  other than CO2.  These  increases were partially offset by the net impact of a $0.8  million  decrease in revenue  derived from a slight  decrease  in pricing of CO2.  This  decrease in pricing was due in large part to incentive pricing provided to multiple national restaurant organizations utilizing both our equipment  lease/product  purchase, and product only purchase plans.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                              Fiscal Year Ended June 30,
                                              --------------------------
Service Plan                                     2004           2003
                                                ------        --------
Bulk budget plan(1)                              61.5%          65.5%
Equipment lease/product purchase plan(2)         12.0            8.7
Product purchase plan(3)                          8.8            8.4
High pressure cylinder(4)                         6.0            6.1
Other revenues(5)                                11.7           11.3
                                                -----          -----
                                                100.0%         100.0%
                                                =====          =====

        (1) Combined  fee for bulk CO2 tank and bulk CO2.
        (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
        (3) Bulk CO2 only.
        (4) High pressure CO2 cylinders and non-CO2 gases.
        (5) Surcharges and other charges.

        The high pressure  cylinder category includes all high pressure cylinder rental and gas  related  revenues,  including  those  revenues  for high pressure  cylinders  provided  as  a  peripheral  product  to  customers utilizing  a bulk CO2  plan  and  those  customers  that  use only  high pressure  cylinders.  During fiscal 2002, we adopted a plan to phase out those  customers  that use only high  pressure  cylinders and who do not utilize one of our bulk CO2 service  plans.  Revenues  derived  from our stand-alone high pressure cylinder customers may not be fully eliminated from our  ongoing  revenues  inasmuch  as our goal is to  convert  these customers  to  a  bulk  CO2  service  plan.  Accordingly,  the  expected declining  revenues  derived from  stand-alone  high  pressure  cylinder customers  are not expected to have a material  impact on our results of
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

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, decreased  by $1.1  million  from $3.5  million in 2003 to $2.3 million in 2004, while deceasing as a percentage of equipment  rental revenue from 12.3% to 7.6%.
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

INCOME (LOSS) BEFORE INCOME TAXES

            See discussion of Net Income (Loss).

PROVISION FOR INCOME TAXES

            As of June 30, 2004, we had net  operating  loss  carryforwards  for federal  income tax  purposes  of  approximately  $108.9  million  and for state purposes  in varying  amounts,  which are  available  to offset  future  taxable income,  if any, in varying amounts through June 2024. If an "ownership  change"
for federal income tax purposes were to occur in the future,  our ability to use our pre-ownership change federal and state net operating loss carryforwards (and certain built-in losses, if any) would be subject to an annual usage limitation, which under  certain  circumstances  may prevent us from being able to utilize a portion  of such loss  carryforwards  in future tax  periods  and may reduce our after-tax cash flow. In addition,  a portion of our taxable income is subject to the AMT,  which is reflected in our statements of operations for 2004 along with a provision for state income taxes.  Our provisions for income taxes in 2004 was
$0.1  million.  No provision  was made for income tax expense in 2003 due to our net loss.

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

                                                       Fiscal Year Ended June 30,
                                                      ---------------------------
                                                         2004            2003
                                                      ---------       ----------
Net income (loss)                                      $  2,180        $ (4,939)
Interest expense                                          7,947           7,487
Depreciation and amortization                            15,234          17,167
Provision for income taxes                                  142            --
Unrealized loss on financial instrument                     177            --
Loss on early extinguishment of debt                      1,964            --
                                                       --------        --------
EBITDA                                                 $ 27,644        $ 19,715
                                                       ========        ========

Cash flows provided by (used in):
  Operating activities                                 $ 21,657        $ 15,826
  Investing activities                                 $(16,595)       $(13,891)
  Financing activities                                 $ (5,012)       $ (3,042)

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

            In  December  2004,  FASB  revised  SFAS No.  123,  "ACCOUNTING  FOR
STOCK-BASED  COMPENSATION" through the issuance of SFAS NO. 123-R,  "SHARE-BASED
PAYMENTS" ("SFAS 123-R").  SFAS 123-R supersedes APB Opinion No. 25, "ACCOUNTING
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
ACQUIRING,  OR IN  CONJUNCTION  WITH SELLING,  GOODS OR SERVICES." We will adopt
SFAS 123-R  effective with the fiscal  quarter  beginning July 1, 2005, at which time,  pro forma  disclosure of net income and earnings per share will no longer be an alternative to recognition in the statement of operations.

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

            On  July  1,  2003,  we  adopted  EITF  Issue  No.  00-21,  "REVENUE
ARRANGEMENTS WITH MULTIPLE  DELIVERABLES"  ("EITF 00-21").  EITF 00-21 addresses certain aspects of the accounting by a vendor for  arrangements  under which the vendor will perform multiple revenue generating activities. As of June 30, 2005, approximately  65,000 of our customer  locations  utilized a plan agreement that provides for a fixed monthly payment to cover the use of a bulk CO2 system and a predetermined maximum quantity of CO2 ("budget plan"). Prior to July 1, 2003, as lessor,  we  recognized  revenue from leasing CO2 systems  under our budget plan agreements on a straight-line basis over the life of the related leases. We have developed a  methodology  for the purpose of separating  the  aggregate  revenue stream  between the rental of the equipment  and the sale of the CO2.  Effective
July  1,  2003,  revenue  attributable  to the  lease  of  equipment,  including equipment  leased under the budget plan,  is recorded on a  straight-line  basis over the term of the lease and  revenue  attributable  to the  supply of CO2 and other gases,  including  CO2 provided  under the budget plan,  is recorded  upon delivery to the customer.

            We  elected to apply EITF  00-21  retroactively  to all budget  plan agreements in existence as of July 1, 2003. Based on our analysis, the aggregate amount of CO2 actually  delivered  under  budget plans during the quarter  ended
June 30, 2003 was not materially different than the corresponding portion of the fixed charges attributable to CO2. Accordingly, we believe the cumulative effect of the adoption of EITF 00-21 as of July 1, 2003 was not significant.

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

LIQUIDITY AND CAPITAL RESOURCES

            Our  cash   requirements   consist   principally   of  (1)   capital
expenditures  associated  with  purchasing and placing new bulk CO2 systems into service  at  customers'  sites;  (2)  payments  of  principal  and  interest  on outstanding indebtedness; and (3) working capital. Whenever possible, we seek to obtain the use of  vehicles,  land,  buildings,  and other  office  and  service equipment under operating leases as a means of conserving capital. We anticipate making cash capital  expenditures  of  approximately  $30.0 million for internal growth over the next twelve months,  primarily for purchases of bulk CO2 systems for new customers,  the  replacement  with larger bulk CO2 systems of 50 and 100
lb. bulk CO2 systems in service at existing  customers and replacement units for our truck fleet.  In June 2002,  we adopted a plan to replace all 50 and 100 lb.
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

            In addition to capital  expenditures  related to internal growth, we review opportunities to acquire bulk CO2 service accounts,  and may require cash in an  amount  dictated  by the scale  and  terms of any such  transactions.  On
October 1, 2004,  we  purchased  the bulk CO2 beverage  carbonation  business of privately-owned Pain Enterprises, Inc., of Bloomington,  Indiana, for total cash consideration  of $15.7 million.  The  transaction  involved the  acquisition of approximately  9,000 customer accounts,  including  approximately 6,300 tanks in service,  vehicles,  parts, and supplies.  Pain  Enterprises'  bulk CO2 beverage carbonation business operated in 12 Midwestern and Southeastern states: Florida,
Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri, Minnesota, Ohio,
Tennessee and Wisconsin.

LONG TERM DEBT

            On  September  24,  2001,  we entered  into a $60.0  million  second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended  Credit  Facility").  On August 25, 2003,  we  terminated  the Amended
Credit  Facility and entered into a $50.0 million senior credit  facility with a syndicate of banks (the "Senior Credit  Facility").  The Senior Credit  Facility
initially consisted of a $30.0 million A term loan facility (the "A Term Loan"), a $10.0 million B term loan  facility  (the "B Term Loan"),  and a $10.0 million revolving loan facility (the "Revolving Loan Facility").  On October 1, 2004, in
conjunction  with the Pain  Enterprises,  Inc.  transaction,  the Senior  Credit
Facility was amended to, among other  things,  increase the B Term Loan to $23.0 million and to modify certain financial covenants. The A Term Loan and Revolving
Loan Facility  were due to mature on August 25, 2007,  while the B Term Loan was due to mature on August 25, 2008. We were  entitled to select either  Eurodollar
Loans (as defined) or Base Rate Loans (as defined),  plus applicable margin, for principal  borrowings  under the Senior Credit Facility.  Applicable  margin was determined by a pricing grid based on our Consolidated  Total Leverage Ratio (as defined).  Interest  was payable  periodically  on  borrowings  under the Senior
Credit  Facility.  In addition,  commencing on December 31, 2003 and on the last day of each quarter thereafter, we were required to make principal repayments on the A Term Loan in  increasing  amounts and on December 31, 2004 and on the last day of each quarter  thereafter,  we were required to make principal payments on the B Term Loan in the amount of  $57,500  until  August  25,  2008 when we were required to make a final payment of $22,137,500.  The Senior Credit Facility was collateralized  by all of our  assets.  Additionally,  we  were  precluded  from declaring or paying any cash dividends.

            We were also  required  to meet  certain  affirmative  and  negative covenants, including but not limited to financial covenants. We were required to assess our compliance  with these  financial  covenants  under the Senior Credit
Facility on a quarterly basis. These financial covenants were based on a measure that is not consistent  with  accounting  principles  generally  accepted in the
United States of America. Such measure is EBITDA (as defined),  which represents earnings before  interest,  taxes,  depreciation  and  amortization,  as further modified by certain defined  adjustments.  The failure to meet these  covenants, absent a waiver or amendment, would have placed us in default and cause the debt outstanding  under the Senior  Credit  Facility  to  immediately  become due and payable.  We were in  compliance  with all  covenants  under the  Senior  Credit
Facility  as of  September  30,  2003  and  all  subsequent  quarters  up to and including March 31, 2005.

            In connection with the  termination of the Amended Credit  Facility, during the first  quarter of fiscal 2004,  we  recognized a loss of $0.9 million from the write-off of unamortized  financing  costs  associated with the Amended
Credit Facility and recorded $2.3 million in financing costs associated with the
Senior Credit  Facility.  Such costs were being  amortized  over the life of the
Senior Credit Facility.

            On May 27,  2005,  we  terminated  the Senior  Credit  Facility  and entered into a $60.0  million  revolving  credit  facility with Bank of America,
N.A. (the "2005 Credit  Facility").  The 2005 Credit Facility matures on May 27,
2010.  We are  entitled  to select  either  Base  Rate  Loans  (as  defined)  or
Eurodollar  Rate Loans (as  defined),  plus  applicable  margin,  for  principal borrowings under the 2005 Credit Facility.  Applicable margin is determined by a pricing grid based on our Consolidated Leverage Ratio (as defined) as follows:

               Pricing      Consolidated Leverage       Eurodollar Rate     Base Rate
                Level             Ratio                     Loans             Loans
               ----------------------------------------------------------------------
                  I         Greater than or equal to       2.250%            0.750%
                            2.50x
               ----------------------------------------------------------------------
                 II         Less than 2.50x but greater    2.000%            0.500%
                            than or equal to 2.00x
               ----------------------------------------------------------------------
                III         Less than 2.00x but greater    1.750%            0.250%
                            than or equal to 1.50x
               ----------------------------------------------------------------------
                 IV         Less than 1.50x but greater    1.500             0.000%
                            than or equal to 0.50x
               ----------------------------------------------------------------------
                  V         Less than 0.50x                1.250%            0.000%
               ----------------------------------------------------------------------

            Interest is payable periodically on borrowings under the 2005 Credit
Facility. The 2005 Credit Facility is uncollateralized.  We are required to meet certain affirmative and negative covenants,  including financial  covenants.  We are required to assess our compliance with these  financial  covenants under the
2005 Credit Facility on a quarterly basis.  These financial  covenants are based on a  measure  that  is not  consistent  with  accounting  principles  generally accepted in the United  States of America.  Such measure is EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further  modified by certain defined  adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place us in default and cause the debt outstanding  under the 2005 Credit Agreement to immediately  become due and payable. We were in compliance with all covenants under the 2005 Credit Facility as of June 30, 2005.

            In connection  with the  termination of the Senior Credit  Facility, during the fourth  quarter of fiscal 2005,  we recognized a loss of $1.7 million from the write-off of unamortized  financing  costs  associated  with the Senior
Credit Facility and recorded $0.4 million in financing costs associated with the
2005 Credit  Facility.  Such costs are being amortized over the life of the 2005
Credit Facility.

            As of June  30,  2005,  a total  of $32.0  million  was  outstanding pursuant to the 2005 Credit  Facility with a weighted  average  interest rate of
4.8% per annum.

SUBORDINATED DEBT

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

            On April 4, 2005, we used $34.3 million of the net proceeds from the sale of 2,041,713 shares of our common stock in an underwritten  public offering in March 2005 to redeem the New Notes at 106% of the original  principal  amount plus accrued interest.  In addition,  during the quarter ended June 30, 2005, we recognized a loss on the early termination of debt associated with the New Notes
of  approximately   $4.1  million,   which  includes  the  prepayment   penalty,
unamortized fees and the amortized portion of the original issue discount.

SHAREHOLDERS' EQUITY

            On March 30, 2005, we sold  2,041,713  shares of our common stock in an underwritten  public  offering.  Based on the public offering price of $24.17 per  share and after  deducting  underwriting  discounts  and  commissions,  net proceeds were  approximately  $46.6  million.  On March 31, 2005, we reduced the outstanding  principal amount of the Senior Credit Facility by $11.2 million and on April 4, 2005, we used  approximately  $34.3 million of the net proceeds from the offering to redeem all of the New Notes.

            In May  2000,  we  sold  5,000  shares  of  Series  A 8%  Cumulative
Convertible  Preferred Stock, no par value (the "Series A Preferred Stock"), for
$1,000 per share.  Shares of the Series A Preferred Stock were  convertible into shares of common stock at any time at a conversion  price of $9.28 per share. In addition,  in  November  2001,  we sold 2,500  shares of Series B 8%  Cumulative
Convertible  Preferred Stock, no par value (the "Series B Preferred Stock"), for
$1,000 per share.  Shares of the Series B Preferred Stock were  convertible into shares of common  stock at any time at a  conversion  price of $12,92 per share.
Effective  August 18, 2004, the holder of the Series A Preferred Stock converted its shares into 754,982 shares of our common stock.  Effective December 7, 2004, the holder of the Series B Preferred  Stock  converted  its shares into  247,420 shares of our common stock.

            During the fiscal year ended June 30,  2005,  our capital  resources included cash flows from  operations,  available  borrowing  capacity  under the
Senior Credit Facility and 2005 Credit Facility and the net proceeds of the sale of  2,041,713  shares of our common  stock in March 2005.  We believe  that cash flows from  operations and available  borrowings  under the 2005 Credit Facility will be  sufficient  to fund  proposed  operations  for at least the next twelve months.

            The  table  below  sets  forth  our   contractual   obligations  (in
thousands):

                                                               Less than
Contractual Obligations                       Total               1 Year        2-3 Years           4-5 Years           Thereafter
-----------------------                    -----------------------------------------------------------------------------------------
2005 Credit Facility
   Principal                                $ 32,000            $    -           $     -            $ 32,000                $   -
   Interest                                    8,000              1,600             3,200              3,200                    -
                                            --------            -------          --------             ------                ------
Total 2005 Credit Facility                   40,000               1,600             3,200             35,200                    -
                                            --------            -------          --------             ------                ------

Employment agreements                         2,359               1,167               972                220                    -
Operating leases                             15,522               4,656             7,032              3,499                  335
                                           --------             -------          --------           --------                ------
Total obligations                          $ 57,881             $ 7,423          $ 11,204           $ 38,919                $ 335
                                           ========             =======          ========           ========                ======

            In addition,  in May 1997,  we entered  into an  exclusive  bulk CO2 requirements contract with The BOC Group, Inc., which expires in May 2011.

            WORKING  CAPITAL.  At June 30, 2005 we had working  capital of $11.2 million  compared to a working capital deficit of $4.6 million at June 30, 2004.
Improvements in working capital were due to improvements  from  operations,  the reversal of the net deferred tax asset valuation  allowance,  the replacement of the Senior Credit  Facility with the 2005 Credit  Facility  under more favorable terms, and the redemption of the Subordinated Notes.

            CASH  FLOWS  FROM  OPERATING  ACTIVITIES.  Cash  flows  provided  by operations increased by $8.0 million from $21.7 million in 2004 to $29.7 million in 2005.  The  improvement  is primarily  due to our  improvement  in net income
(excluding  non-cash  charges) of $8.6  million,  while cash used by the working capital  components of our balance sheet  increased by $0.6 million from 2004 to
2005.

            During 2003, we enacted a deliberate  plan to strengthen  cash flows generated by operations by improvements  to operating  income and the management of working capital assets. For example, improvements were made in the collection of  our  outstanding  accounts  receivable,  primarily  the  result  of  process improvements.  While we  continue  to make  improvements  in the  management  of working capital assets, the most dramatic  improvement was seen prior to the end of fiscal 2003, as compared to 2002. In contrast, an increase in working capital assets from 2004 to 2005 was directly  attributable  to growth in customer sales from approximately 18,000 account activations and customer acquisitions,  offset by a reduction of amounts placed in escrow by contractual  requirements with our business insurance  carrier,  the majority of which is refundable upon continued
favorable claims experience.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2005 and 2004, net cash used in investing activities was $38.8 million and $16.6 million,  respectively.
Investing  activities in 2005 included $15.7 million paid for the acquisition of the bulk CO2 beverage carbonation business of Pain Enterprises, Inc. and related acquisition expenses on October 1, 2004. Such purchase price was allocated among tangible assets,  intangible assets,  and goodwill as follows:  $6.7 million for tangible  assets,  $6.2  million  for  intangible  assets and $2.8  million  for goodwill.  In  addition,  we acquired  certain  bulk CO2  customer  accounts and equipment  from  Coca-Cola  Enterprises,  Inc. on June 30, 2005 for $1.4 million allocated  as follows:  $1.0 million was  allocated to tangible  assets and $0.4 million for intangible  assets.  Exclusive of acquisition  purchases,  investing activities  are primarily  attributable  to the  acquisition,  installation  and direct placement costs of bulk CO2 systems.

            CASH FLOWS FROM FINANCING ACTIVITIES. During fiscal 2005, cash flows provided by financing  activities was $9.6 million compared to $5.0 million used in financing activities in 2004.

            During fiscal 2005,  concurrent with the acquisition of the bulk CO2 beverage carbonation business of Pain Enterprises,  Inc., the B Term Loan of our
Senior  Credit  Facility was  increased by $13.0  million from $10.0  million to
$23.0 million.  In addition,  on March 30, 2005, we sold 2,041,713 shares of our common stock in an underwritten  public  offering.  Based on the public offering price of  $24.17  per  share  and after  deducting  underwriting  discounts  and commissions,  net proceeds were approximately  $46.6 million. On March 31, 2005, we reduced the  outstanding  principal  amount of the Senior Credit  Facility by
$11.2 million and on April 4, 2005, we used  approximately  $34.3 million of the net proceeds from the offering to redeem all of the New Notes.

            During  fiscal 2004,  we  terminated  the Amended  Credit  Facility, retired the 1997 Notes and 1999 Notes,  entered into the Senior Credit  Facility and issued the New Notes.

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

            As of June 30, 2005, we operated a total of 295 specialized bulk CO2 delivery  vehicles and technical  service vehicles that logged  approximately 13 million miles in fiscal 2005. While significant  increases in fuel prices impact our operating costs,  such impact is largely offset by fuel surcharges billed to the majority of our customers.

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

            Certain events may occur that would materially  affect our estimates and assumptions  related to  depreciation.  Unforeseen  changes in operations or technology could  substantially  alter  management's  assumptions  regarding our ability  to  realize  the  return of our  investment  in  operating  assets  and therefore  affect the amount of  depreciation  expense  to charge  against  both current  and future  revenues.  Because  depreciation  expense is a function  of historical  experiences,  analytical studies and professional  judgments made of property,  plant and  equipment,  subsequent  studies  could result in different estimates of useful lives and net salvage values. If future depreciation studies yield  results  indicating  that our assets  have  shorter  lives as a result of obsolescence,  physical  condition,  changes  in  technology  or  changes in net salvage values, the estimate of depreciation  expense could increase.  Likewise, if studies  indicate that assets have longer lives, the estimate of depreciation expense could decrease.  For the year ended June 30, 2005,  depreciation expense was $13.8 million  representing  17.5% of operating  expenses.  If the estimated lives of all assets being  depreciated were increased by one year,  depreciation expense would have decreased by approximately $0.9 million or 6.7%.  Conversely, if the estimated lives of all assets decreased by one year, depreciation expense would have increased by $1.1 million or 7.7%.

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
Other   intangible   assets  consist  of  customer  lists  and   non-competition

agreements,  principally acquired in connection with certain asset acquisitions.
Customer  lists are being  amortized on a straight  line method over five to ten years, and non-competition agreements,  which generally preclude the other party from competing with us in a designated  geographical area for a stated period of time, are being amortized on a straight line method over their contractual lives which range from thirty to one hundred and twenty months.

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

DEFERRED INCOME TAXES

            Deferred  income taxes  reflect the net tax effects of net operating loss  carryforwards  and temporary  differences  between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income  tax  purposes.  Our  deferred  tax  assets  include  the  benefit of net operating loss  carryforwards  incurred through June 30, 2005. While we attained profitability  during fiscal year 2004, based on the consideration of all of the available evidence including the recent history of losses,  management concluded as of June 30, 2004 that it was more likely than not that the net  deferred  tax assets would not be  realized.  Accordingly,  we recorded a valuation  allowance equal to the amount of our net deferred tax assets at that time.

            However,  as of June 30, 2005, after  consideration of all available positive  and  negative  evidence,  we  concluded  that the  deferred  tax asset relating to our net operating  loss  carryforwards  will more likely than not be realized in the future.  Thus, the entire  valuation  allowance was reversed and reported as a component of the fiscal 2005 income tax provision.  In considering whether or not a  valuation  allowance  was  appropriate  at June 30,  2005,  we considered several aspects, including, but not limited to the following items:

     o      Cumulative  pretax book income during the three years ended June 30,
            2005

     o      Both positive and negative evidence as to our ability to utilize our federal net operating loss carry forwards prior to expiration,  such as current and projected  generation of taxable income, our position in the  market  place  (servicing  approximately  70%  of  customers currently  utilizing  bulk  CO2),  existence  of long term  customer contracts  (generally  for five to six  years in  duration),  growth opportunities  and  conversion of  restaurants  currently  utilizing high-pressure CO2 to beverage grade bulk CO2

     o      Future reversals of taxable temporary differences

     o      Tax  planning  strategies,  including  the option of an  alternative method of depreciating assets for tax purposes

     o      The refinancing of our senior borrowing facilities at more favorable terms  and  conditions  and  the  retirement  of  our  16.3%  Senior
            Subordinated  Notes,  lowering our cost of  borrowing  from 10.5% to
            4.8%

            In future years we will continue to evaluate  whether or not our net deferred  tax assets will be fully  realized.  Should it become more likely than not that all or a portion of the net  deferred  tax assets  will not be realized prior to expiration, a valuation allowance will be recorded.

7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of June 30, 2005, a total of $32.0 million was  outstanding  under the
2005 Credit Facility with a weighted  average  interest rate of 4.8%. Based upon the $32.0 million  outstanding  under the 2005 Credit Facility at June 30, 2005, our annual  interest cost under the 2005 Credit  Facility would increase by $0.3 million for each 1% increase in Eurodollar interest rates.

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

            CHANGES IN INTERNAL CONTROL OVER FINANCIAL  REPORTING.  There was no
change in our internal control over financial reporting during our fourth fiscal quarter that has  materially  affected,  or is  reasonably  likely to materially affect, our internal control over financial reporting. As part of our evaluation and testing of internal  control over financial  reporting  under Section 404 of
The Sarbanes-Oxley Act of 2002, we strengthened internal controls over financial reporting by providing for greater segregation of duties in key areas, improving adherence to our procedures and guidelines, and improving our ability to monitor and audit information systems activities.

            MANAGEMENT'S  REPORT ON INTERNAL  CONTROL OVER FINANCIAL  REPORTING.
Under Section 404 of The  Sarbanes-Oxley Act of 2002, our management is required to assess the  effectiveness  of the Company's  internal  control over financial reporting  as of  the  end of  each  fiscal  year  and  report,  based  on  that assessment,  whether the Company's internal control over financial  reporting is effective.

            Management  of the  Company  is  responsible  for  establishing  and maintaining  adequate internal control over financial  reporting.  The Company's internal  control over  financial  reporting  is designed to provide  reasonable assurance as to the  reliability  of the Company's  financial  reporting and the preparation  of financial  statements for external  purposes in accordance  with generally accepted accounting principles.

            Internal  control  over  financial  reporting,  no  matter  how well designed, has inherent limitations.  Therefore,  internal control over financial reporting  determined to be effective can provide only reasonable assurance with respect to  financial  statement  preparation  and may not prevent or detect all misstatements.  Moreover,  projections  of any  evaluation of  effectiveness  to future  periods  are  subject to the risk that  controls  may become  inadequate because of  changes in  conditions,  or that the degree of  compliance  with the policies or procedures may deteriorate.

            The  Company's  management  has  assessed the  effectiveness  of the
Company's  internal  control over  financial  reporting as of June 30, 2005.  In making  this  assessment,  the  Company  used  the  criteria  of the  Integrated
Framework  adopted by the Committee of Sponsoring  Organizations of the Treadway
Commission (COSO). These criteria are in the areas of control environment,  risk assessment,  control  activities,  information and communication and monitoring.
The Company's assessment included extensive documenting,  evaluating and testing the design and operating  effectiveness  of its internal  control over financial reporting.

            Based on the Company's processes and assessment, as described above, management  has  concluded  that, as of June 30, 2005,  the  Company's  internal control over financial reporting was effective.

            Margolin,  Winer & Evens LLP, the registered  public accounting firm that has  audited the  Company's  financial  statements  included in this annual report has issued their  attestation  report on  management's  assessment of the
Company's internal control over financial reporting, which is included herein.

9B.         OTHER INFORMATION.

            Not applicable.

10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The information  required by Item 10 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2005 pursuant to Regulation 14A.

11.         EXECUTIVE COMPENSATION.

            The information  required by Item 11 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2005 pursuant to Regulation 14A.

12.         SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS.

            The information  required by Item 12 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2005 pursuant to Regulation 14A.

13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            The information  required by Item 13 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2005 pursuant to Regulation 14A.

14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

            The information  required by Item 14 is incorporated by reference to our  definitive  proxy  statement to be filed with the SEC no later than October
28, 2005 pursuant to Regulation 14A.

15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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
                                2000. (4)

            3.5           --    Articles  of   Amendment   to  the  Articles  of
                                Incorporation of the Company,  dated November 1,
                                2001. (5)

            3.6           --    Articles  of   Amendment   to  the  Articles  of
                                Incorporation  of the  Company,  dated March 31,
                                2003. (9)

            3.7           --    Articles  of   Amendment   to  the  Articles  of
                                Incorporation of the Company, dated December 10,
                                2003. (10)

            3.8           --    Bylaws of the Company. (10)

            4             --    Rights  Agreement,  dated as of March 27,  2003,
                                between  the  Company  and   Continental   Stock
                                Transfer & Trust Company, as Rights Agent. (8)

            10.1*         --    1995 Stock Option Plan of the Company. (10)

            10.2*         --    Directors'  Stock  Option  Plan of the  Company.
                                (11)

            10.3          --    Credit Agreement dated as of May 27, 2005, among
                                the Company, each lender from time to time party
                                thereto   and   Bank  of   America,   N.A.,   as
                                Administrative  Agent, Swing Line Lender and L/C
                                Issuer. (12)

            10.4          --    Asset Purchase  Agreement dated October 1, 2004,
                                by and between the Company and Pain Enterprises,
                                Inc. (13)

            10.5          --    Stock Purchase Agreement, dated as of August 22,
                                2002,   by  and  between  the  Company  and  the
                                purchasers named therein. (7)

            10.6          --    Registration Right Agreement, dated as of August
                                22,  2002,  by and  between  the Company and the
                                selling shareholders named therein. (6)

            10.7*         --    Amended  and   Restated   Employment   Agreement
                                between  the  Company  and  Michael  DeDomenico,
                                effective as of August 10, 2004. (11)

            10.8*         --    Employment  Agreement  between  the  Company and
                                William  Scott Wade,  dated as of May 13,  2002.
                                (7)

            10.9*         --    Amendment  dated  December 9, 2004 to Employment
                                Agreement by and between the Company and William
                                Scott Wade. (14)

            10.10*        --    Employment  Agreement  between  the  Company and
                                Robert R. Galvin,  dated as of October 21, 2002.
                                (9)

            10.11*        --    Amendment  dated  December 9, 2004 to Employment
                                Agreement  by and between the Company and Robert
                                R. Galvin. (14)

            10.12*        --    Letter  Agreement  dated December 9, 2004 by and
                                between the Company and Eric M. Wechsler. (14)

            10.13*        --    Employment  Agreement  between  the  Company and
                                John E. Wilson, dated as of June 6, 2005. (15)

            10.14*        --    Stock Option  Agreement  between the Company and
                                Robert L. Frome dated March 21, 2003. (9)

            10.15*        --    Stock Option  Agreement  between the Company and
                                Daniel Raynor dated March 21, 2003. (9)

            10.16*        --    Stock Option  Agreement  between the Company and
                                Robert L. Frome dated March 21, 2003. (9)

            10.17*        --    Stock Option  Agreement  between the Company and
                                Daniel Raynor dated March 21, 2003. (9)

            10.18*        --    Stock Option  Agreement  between the Company and
                                Daniel Raynor dated September 11, 2003. (11)

            10.19*        --    Stock Option  Agreement  between the Company and
                                Robert L. Frome dated September 11, 2003. (11)

            10.20*        --    Stock Option  Agreement  between the Company and
                                J. Robert Vipond dated April 5, 2004. (11)

            14            --    Code of Ethics. (9)

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
(3)    Incorporated  by reference to the Company's  Form 10-K for the year ended
       June 30, 1998.
(4)    Incorporated  by reference to the Company's  Form 10-K for the year ended
       June 30, 2000.
(5)    Incorporated  by  reference  to the  Company's  Form 10-Q for the quarter ended December 31, 2001.
(6)    Incorporated by reference to the Company's Registration Statement on From
       S-3, filed with the Commission on September 5, 2002  (Commission File No.
       333- 99201).
(7)    Incorporated  by reference to the Company's  Form 10-K for the year ended
       June 30, 2002.
(8)    Incorporated by reference to the Company's Registration Statement on Form
       8-A, filed on March 31, 2003.
(9)    Incorporated  by reference to the Company's  Form 10-K for the year ended
       June 30, 2003.
(10)   Incorporated  by  reference  to the  Company's  Form 10-Q for the quarter ended December 31, 2003.
(11)   Incorporated  by reference to the Company's  Form 10-K for the year ended
       June 30, 2004.
(12)   Incorporated by reference to the Company's Form 8-K dated May 27, 2005.

(13)   Incorporated  by reference  to the  Company's  Form 8-K dated  October 1,
       2004.
(14)   Incorporated  by reference to the  Company's  Form 8-K dated  December 8,
       2004.
(15)   Incorporated by reference to the Company's Form 8-K dated June 6, 2005.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NUCO2 INC.

Dated:  September 13, 2005                  /s/ Michael E. DeDomenico
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

 /s/ Michael E. DeDomenico       Director,                    September 13, 2005
 --------------------------      Chief Executive Officer
 Michael E. DeDomenico

 /s/ Robert L. Frome             Director                     September 13, 2005
 ------------------------
 Robert L. Frome

 /s/ Steven J. Landwehr          Director                     September 13, 2005
 ----------------------
 Steven J. Landwehr

 /s/ Daniel Raynor               Director                     September 13, 2005
 -----------------
 Daniel Raynor

 /s/ J. Robert Vipond            Director                     September 13, 2005
 --------------------
 J. Robert Vipond

 /s/ Christopher White           Director                     September 13, 2005
 ---------------------
 Christopher White

 /s/ Robert R. Galvin            Chief Financial Officer      September 13, 2005
 --------------------
 Robert R. Galvin

                          INDEX TO FINANCIAL STATEMENTS

                                                                                Page No.
                                                                                --------

                                   NUCO2 INC.

Report of Independent Registered Public Accounting Firm.......................    F-2

Report of Independent Registered Public Accounting Firm on Internal Controls..    F-3

Financial Statements:

        Balance Sheets as of June 30, 2005 and 2004...........................    F-4

        Statements of Operations for the Fiscal Years Ended June 30, 2005,
            2004 and 2003.....................................................    F-5

        Statements of Shareholders' Equity for the Fiscal Years Ended
            June 30, 2005, 2004 and 2003......................................    F-6

        Statements of Cash Flows for the Fiscal Years Ended June 30, 2005,
            2004 and 2003.....................................................    F-7

Notes to Financial Statements.................................................    F-9

Schedule II - Valuation and Qualifying Accounts for the Fiscal Years Ended
            June 30, 2005, 2004 and 2003......................................    F-29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NuCO2 Inc.
Stuart, Florida

We have  audited the  accompanying  balance  sheets of NuCO2 Inc. as of June 30,
2005 and 2004, and the related statements of operations,  shareholders'  equity, and cash flows for each of the three years in the period ended June 30, 2005. We have also audited the financial  statement  schedule listed in the  accompanying index.  These financial  statements and schedule are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements and schedule based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of NuCO2 Inc. as of June 30, 2005 and 2004,  and the results of its  operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted  accounting  principles.  Also, in our opinion,  the related  financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements,  effective July 1, 2003, the
Company changed the manner in which it accounts for multiple deliverable revenue arrangements as a result of the adoption of Emerging Issues Task Force Issue No.
00-21.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK ISSUED BY THE COMMITTEE OF
SPONSORING  ORGANIZATIONS OF THE TREADWAY COMMISSION and our report dated August
17, 2005, expressed an unqualified opinion thereon.

                                              MARGOLIN, WINER & EVENS LLP

Garden City, New York
August 17, 2005

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS

To the Board of Director and Shareholders
NuCO2 Inc.
Stuart, Florida

We  have  audited   management's   assessment,   included  in  the  accompanying
Management's  Report on Internal Controls over Financial  Reporting,  that NuCO2
Inc.  maintained  effective internal control over financial reporting as of June
30,  2005,  based  on  criteria  established  in  INTERNAL   CONTROL--INTEGRATED
FRAMEWORK  ISSUED BY THE COMMITTEE OF SPONSORING  ORGANIZATIONS  OF THE TREADWAY
COMMISSION  (COSO).  The Company's  management is  responsible  for  maintaining effective  internal  control over financial  reporting and for its assessment of
the   effectiveness   of  internal   control  over  financial   reporting.   Our
responsibility  is to  express  an opinion  on  management's  assessment  and an opinion on the  effectiveness  of the Company's  internal control over financial reporting based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance  about whether  effective internal  control  over  financial  reporting  was  maintained  in all  material respects. Our audit included obtaining an understanding of internal control over financial reporting,  evaluating management's assessment, testing and evaluating the design and operating  effectiveness of internal control, and performing such other  procedures as we considered  necessary in the  circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's  internal control over financial  reporting is a process designed to provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial  reporting  includes those policies and procedures that (1) pertain to the  maintenance  of records that, in reasonable  detail,  accurately and fairly reflect the  transactions  and  dispositions  of the assets of the company;  (2)
provide  reasonable  assurance  that  transactions  are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that receipts and  expenditures  of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of  unauthorized  acquisition,  use, or  disposition  of the company's assets that could have a material effect on the financial statements.

Because of its inherent  limitations,  internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion,  management's  assessment that NuCO2 Inc.  maintained  effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, NuCO2
Inc.  maintained,  in all material  respects,  effective  internal  control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the balance sheet of NuCO2 Inc. as of June 30, 2005 and the  related  statements  of  operations,  cash flows,  and changes in  shareholders'  equity  for the year then ended and our report  dated
August 17, 2005 expressed an unqualified opinion thereon.

                                       MARGOLIN, WINER & EVENS LLP

Garden City, New York
August 17, 2005

                                                             NUCO2 INC.
                                                           BALANCE SHEETS
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                               ASSETS
                                                               ------
                                                                                               June 30,
                                                                                     -------------------------------

                                                                                          2005              2004*
                                                                                     -----------        -----------
Current assets:
    Cash and cash equivalents                                                        $       968        $       505
    Trade accounts receivable; net of allowance for doubtful
        accounts of $1,850 and $2,095, respectively                                        8,568              6,141
    Inventories                                                                              259                226
    Prepaid insurance expense and deposits                                                 1,281              2,193
    Prepaid expenses and other current assets                                                854                685
    Deferred tax assets - current portion                                                  7,596               --
                                                                                     -----------        -----------

        Total current assets                                                              19,526              9,750
                                                                                     -----------        -----------

Property and equipment, net                                                              104,787             92,969
                                                                                     -----------        -----------

Other assets:
    Goodwill, net                                                                         22,094             19,222
    Deferred financing costs, net                                                            402              2,178
    Customer lists, net                                                                    5,760                 41
    Non-competition agreements, net                                                          836                703
    Deferred lease acquisition costs, net                                                  4,429              3,458
    Deferred tax assets                                                                   39,321               --
    Other assets                                                                             175                181
                                                                                     -----------        -----------
                                                                                          73,017             25,783
                                                                                     -----------        -----------
        Total assets                                                                 $   197,330        $   128,502
                                                                                     ===========        ===========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
    Current maturities of long-term debt                                             $      --          $     6,048
    Accounts payable                                                                       5,178              4,579
    Accrued expenses                                                                         608                483
    Accrued insurance                                                                        596                430
    Accrued interest                                                                         112                440
    Accrued payroll                                                                        1,464              2,030
    Other current liabilities                                                                366                343
                                                                                     -----------        -----------
        Total current liabilities                                                          8,324             14,353

Long-term debt, excluding current maturities                                              32,000             30,962
Subordinated debt                                                                           --               29,163
Deferred tax liability                                                                    24,198               --
Customer deposits                                                                          3,624              3,247
                                                                                     -----------        -----------
        Total liabilities                                                                 68,146             77,725
                                                                                     -----------        -----------

Commitments and contingencies
Redeemable preferred stock                                                                  --               10,021
Shareholders' equity:
    Preferred  stock;  no par value; 5,000,000 shares authorized;
      issued and outstanding 0 shares at June 30, 2005
      and 7,500 shares at June 30, 2004                                                     --                 --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 15,300,905 shares at June 30, 2005 and 10,840,831
        at June 30, 2004                                                                      15                 11
    Additional paid-in capital                                                           159,040             96,185
    Accumulated deficit                                                                  (30,113)           (55,704)
    Accumulated other comprehensive income                                                   242                264
                                                                                     -----------        -----------
        Total shareholders' equity                                                       129,184             40,756
                                                                                     -----------        -----------
                                                                                     $   197,330        $   128,502
                                                                                     ===========        ===========

See accompanying notes to financial statements.

*Restated to conform to current year presentation.

                                   NUCO2 INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       Fiscal Year Ended June 30,
                                                                  ---------------------------------
                                                                     2005        2004*       2003*
                                                                     ----        -----       -----

Revenues:
              Product sales                                       $ 61,602    $ 49,900   $ 45,833
              Equipment rentals                                     35,738      30,936     28,576
                                                                  --------    --------   --------
Total revenues                                                      97,340      80,836     74,409
                                                                  --------    --------   --------

Costs and expenses:
              Cost of products sold, excluding depreciation
                    and amortization                                41,147      33,883     32,047
              Cost of equipment rentals, excluding depreciation
                    and amortization                                 2,522       2,345      3,513
              Selling, general and administrative expenses          17,020      15,722     17,484
              Depreciation and amortization                         16,484      15,234     17,167
              Loss on asset disposal                                 1,332       1,242      1,650
                                                                  --------    --------   --------
                                                                    78,505      68,426     71,861
                                                                  --------    --------   --------

Operating income                                                    18,835      12,410      2,548

Loss on early extinguishment of debt                                 5,817       1,964       --
Unrealized loss on financial instrument                               --           177       --
Interest expense                                                     6,985       7,947      7,487
                                                                  --------    --------   --------

Income (loss) before income taxes                                    6,033       2,322     (4,939)
Provision for (benefit from) income taxes                          (19,558)        142       --
                                                                  --------    --------   --------
Net income (loss)                                                 $ 25,591    $  2,180   $ (4,939)
                                                                  ========    ========   ========

Weighted average number of common and common
      equivalent shares outstanding
              Basic                                                 12,808      10,689     10,396
                                                                  ========    ========   ========
              Diluted                                               14,295      11,822     10,396
                                                                  ========    ========   ========

Net income (loss) per basic share                                 $   1.98    $   0.13   $  (0.54)
                                                                  ========    ========   ========
Net income (loss) per diluted share                               $   1.79    $   0.12   $  (0.54)
                                                                  ========    ========   ========

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                   NUCO2 INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                  Additional
                                                                                    Paid-In      Accumulated
                                                              Common Stock          Capital        Deficit
                                                        -----------------------     -------      -----------
                                                          Shares         Amount
                                                          ------         ------
Balance, June 30, 2002                                  8,969,059    $         9  $    78,584    $   (52,945)
Comprehensive (loss):
       Net (loss)                                            --             --           --           (4,939)
       Other comprehensive income:
          Interest rate swap transaction                     --             --           --             --

Total comprehensive (loss)
Redeemable preferred stock dividend                          --             --           (706)          --
Issuance of 500 shares of common stock -
       exercise of options                                    500           --              6           --
Issuance of 1,663,846 shares of common stock            1,663,846              2       15,054           --
                                                      -----------    -----------  -----------    -----------

Balance, June 30, 2003                                 10,633,405             11       92,938        (57,884)

Comprehensive income:
       Net income                                            --             --           --            2,180
       Other comprehensive income:
          Interest rate swap transaction, including
            reclassification adjustment of $86               --             --           --             --

Total comprehensive income                                  2,573
Redeemable preferred stock dividend                          --             --           (763)          --
Issuance of 425,000 warrants to purchase
       shares of common stock                                --             --          1,573           --
Extension of 665,403 warrants to purchase
       shares of common stock                                --             --            760           --
Issuance of 107,331 shares of common stock --
       exercise of warrants                               107,331           --            675           --
Issuance of 100,095 shares of common stock ---
       exercise of options                                100,095           --          1,002           --
                                                      -----------    -----------  -----------    -----------
Balance, June 30, 2004                                 10,840,831             11       96,185        (55,704)
Comprehensive income:
  Net income                                                 --             --           --           25,591
  Other comprehensive (loss):
    Interest rate swap transaction                           --             --           --             --

Total comprehensive income
Conversion of 5,000 shares of Redeemable
       Preferred Stock                                    754,982              1        7,006           --
Conversion of 2,500 shares of Redeemable
       Preferred Stock                                    247,420           --          3,196           --
Issuance of 953,285 shares of common stock -
       exercise of warrants                               953,285              1          742           --
Issuance of 462,674 shares of common stock -
       exercise of options                                462,674           --          3,500           --
Tax effect of disqualifying dispositions -
       exercise of options                                   --             --          3,080           --
Issuance of 2,041,713 shares of common stock            2,041,713              2       45,513           --
Redeemable preferred stock dividend                          --             --           (182)          --
                                                      -----------    -----------  -----------    -----------
Balance, June 30, 2005                                 15,300,905    $      15    $   159,040    $   (30,113)
                                                      ===========    ===========  ===========    ===========

See accompanying notes to financial statements.

                                                          Accumulated
                                                             Other            Total
                                                         Comprehensive     Shareholders'
                                                         Income (loss)        Equity
                                                         -------------     -------------

Balance, June 30, 2002                                 $      (429)   $    25,219
Comprehensive (loss):
       Net (loss)                                             --           (4,939)
       Other comprehensive income:
          Interest rate swap transaction                       300            300
                                                                      -----------
Total comprehensive (loss)                                                 (4,639)
Redeemable preferred stock dividend                           --             (706)
Issuance of 500 shares of common stock -
       exercise of options                                    --                6
Issuance of 1,663,846 shares of common stock                  --           15,056

Balance, June 30, 2003                                        (129)        34,936
                                                       -----------    -----------
Comprehensive income:
       Net income                                             --            2,180
       Other comprehensive income:
          Interest rate swap transaction, including
            reclassification adjustment of $86                 393            393
                                                                      -----------
Total comprehensive income
Redeemable preferred stock dividend                           --             (763)
Issuance of 425,000 warrants to purchase
       shares of common stock                                 --            1,573
Extension of 665,403 warrants to purchase
       shares of common stock                                 --              760
Issuance of 107,331 shares of common stock --
       exercise of warrants                                   --              675
Issuance of 100,095 shares of common stock ---
       exercise of options                                    --            1,002
                                                       -----------    -----------
Balance, June 30, 2004                                         264         40,756
Comprehensive income:
  Net income                                                  --           25,591
  Other comprehensive (loss):
    Interest rate swap transaction                             (22)           (22)
                                                                      -----------
Total comprehensive income                                                 25,569
Conversion of 5,000 shares of Redeemable
       Preferred Stock                                        --            7,007
Conversion of 2,500 shares of Redeemable
       Preferred Stock                                        --            3,196
Issuance of 953,285 shares of common stock -
       exercise of warrants                                   --              743
Issuance of 462,674 shares of common stock -
       exercise of options                                    --            3,500
Tax effect of disqualifying dispositions -
       exercise of options                                    --            3,080
Issuance of 2,041,713 shares of common stock                  --           45,515
Redeemable preferred stock dividend                           --             (182)
                                                       -----------    -----------
Balance, June 30, 2005                                 $       242    $   129,184
                                                       ===========    ===========

See accompanying notes to financial statements.

                                      F-6a

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            Years Ended June 30,
                                                                            --------------------
                                                                      2005         2004*      2003*
                                                                    --------     -------    ---------

Cash flows from operating activities:
Net income (loss)                                                   $ 25,591    $  2,180    $ (4,939)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization of property and equipment     13,751      13,255      13,836
          Amortization of other assets                                 2,733       1,979       3,331
          Amortization of original issue discount                        318         406         210
          Paid-in-kind interest                                        1,014       1,107        --
          Loss on asset disposal                                       1,332       1,242       1,650
          Loss on early extinguishment of debt                         5,817       1,964        --
          Change in net deferred tax asset                           (19,638)       --          --
          Unrealized loss on financial instrument                       --           177        --
          Changes in operating assets and liabilities:
              Decrease (increase) in:
                  Trade accounts receivable                           (2,427)         76         954
                  Inventories                                            (33)        (16)         25
                  Prepaid insurance expense and deposits                 912      (1,119)       (460)
                  Prepaid expenses and other current assets             (191)       (188)        821
              Increase (decrease) in:
                  Accounts payable                                       599         483         743
                  Accrued expenses                                       201         229        (855)
                  Accrued insurance                                      166        (155)          0
                  Accrued payroll                                       (566)        381         203
                  Accrued interest                                      (328)       (413)       (198)
                  Other current liabilities                               23          13         (42)
                  Customer deposits                                      377          56         547
                                                                    --------    --------    --------

              Net cash provided by operating activities               29,651      21,657      15,826
                                                                    --------    --------    --------

Cash flows from investing activities:
   Proceeds from disposal of property and equipment                     --             1          19
   Purchase of property and equipment                                (19,371)    (14,962)    (12,752)
   Increase in non-competition agreements                               --          --          (160)
   Increase in deferred lease acquisition costs                       (2,244)     (1,624)     (1,125)
   Acquisition of businesses                                         (17,172)       --          --
   Decrease (increase) in other assets                                     6         (10)        127
                                                                    --------    --------    --------

              Net cash used in investing activities                 $(38,781)   $(16,595)   $(13,891)
                                                                    --------    --------    --------

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)

                                                                                          Years Ended June 30,
                                                                                          --------------------
                                                                                    2005         2004*       2003*
                                                                                  --------     --------      ----

Cash flows from financing activities:
   Net proceeds from issuance of long-term debt
      and subordinated debt and warrants                                           $ 59,350    $ 74,150    $   --
   Repayment of long-term debt and subordinated debt                                (98,281)    (78,094)    (17,340)
   Proceeds from issuance of common stock                                            46,632        --        16,222
   Issuance costs - common stock                                                     (1,117)       --        (1,168)
   Increase in deferred financing costs                                              (1,234)     (2,745)       (762)
   Exercise of options and warrants                                                   4,243       1,677           6
                                                                                   --------    --------    --------

              Net cash provided by (used in) financing activities                     9,593      (5,012)     (3,042)
                                                                                   --------    --------    --------

Increase (decrease) in cash and cash equivalents                                        463          50      (1,107)
Cash and cash equivalents, beginning of year                                            505         455       1,562
                                                                                   --------    --------    --------

Cash and cash equivalents, end of year                                             $    968    $    505    $    455
                                                                                   ========    ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:

      Interest                                                                     $  5,981    $  6,760    $  7,475
                                                                                   ========    ========    ========

      Income taxes                                                                 $    125    $     80    $      -
                                                                                   ========    ========    ========

Supplemental disclosure of non-cash investing and financing activities:

            In 2005, 2004 and 2003, the Company increased the carrying amount of the  redeemable  preferred  stock by $182,  $763,  and $706,  respectively,  for dividends that were not paid and accordingly  reduced additional paid-in capital by a like amount.

See accompanying notes to financial statements.
*Restated to conform to current year presentation.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)   DESCRIPTION OF BUSINESS

               NuCO2 Inc. (the  "Company") is a supplier of bulk CO2  dispensing systems to customers in the food, beverage,  lodging and recreational industries in the United States.

         (b)   CASH AND CASH EQUIVALENTS

               The  Company   considers  all  highly  liquid  debt   instruments
purchased  with  an  original  maturity  of  three  months  or  less  to be cash equivalents. The Company maintains cash balances with a financial institution in an amount that exceeds the federal government deposit insurance.

         (c)   INVENTORIES

               Inventories,  consisting  primarily  of carbon  dioxide  gas, are stated at the  lower of cost or  market.  Cost is  determined  by the  first-in, first-out method.

         (d)   PROPERTY AND EQUIPMENT

               Property and  equipment  is stated at cost.  The Company does not depreciate bulk systems held for  installation  until the systems are in service and leased to customers.  Upon  installation,  the systems,  component parts and direct costs  associated  with the  installation  are  transferred to the leased equipment account.  These direct costs are associated with successful placements of such systems with customers under noncancelable contracts and which would not be incurred by the Company but for a successful  placement.  Upon early  service termination,  the  unamortized  portion  of  direct  costs  associated  with the installation are expensed.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets or the lease terms for leasehold improvements, whichever is shorter.

               The depreciable lives of property and equipment are as follows:

                                                      Estimated Life
                                                      --------------
         Leased equipment                               5-20 years
         Equipment and cylinders                        3-20 years
         Vehicles                                       3-5 years
         Computer equipment                             3-7 years
         Office furniture and fixtures                  5-7 years
         Leasehold improvements                         lease term

         (e)   GOODWILL AND OTHER INTANGIBLE ASSETS

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
INTANGIBLE  ASSETS," pursuant to which,  goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible  assets with finite lives continue to be amortized on a straight-line method over the periods of expected  benefit.  The  Company's  other  intangible assets consist of customer  lists and  non-competition  agreements,  principally acquired in 1995 through 1998 and during 2005 in  connection  with certain asset acquisitions.  Customer lists are being amortized on a straight-line method over five to ten years, and non-competition agreements,  which generally preclude the other party from  competing with the Company in a designated  geographical  area for a stated period of time, are being amortized on a straight-line  method over their  contractual  lives  which  range from  thirty to one  hundred  and twenty months.  Non-competition  agreements  also include an agreement  entered into in
January 2001, for $480, with the Company's  former Chief  Executive  Officer and
Chairman  of the  Board  of  Directors,  precluding  this  former  officer  from competing with the Company for a period of five years.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         (f)   IMPAIRMENT OF LONG-LIVED ASSETS

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

         (g)   DEFERRED FINANCING COST, NET

               Financing costs are amortized on a straight-line  method over the term of the related  indebtedness.  Accumulated  amortization of financing costs was $14 and $566 at June 30, 2005 and 2004, respectively.

         (h)   DEFERRED LEASE ACQUISITION COSTS, NET

               Deferred lease  acquisition  costs,  net,  consist of commissions associated  with the  acquisition of new leases and are being amortized over the life of the  related  leases,  generally  five to six  years on a  straight-line method.  Accumulated amortization of deferred lease acquisition costs was $6,826 and  $6,079  at June  30,  2005  and  2004,  respectively.  Upon  early  service termination,  the unamortized  portion of deferred lease  acquisition  costs are expensed as a component of operating expenses.

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
As of June 30, 2005,  approximately  65,000 of the Company's  customer locations utilized this plan.  Prior to July 1, 2003, the Company,  as lessor,  recognized revenue  from  leasing  CO2  systems  under  its  budget  plan  agreements  on a straight-line basis over the life of the related leases. The Company developed a methodology  for the purpose of separating the aggregate  revenue stream between the rental of the  equipment  and the sale of the CO2.  Effective  July 1, 2003, revenue attributable to the lease of equipment, including equipment leased under the budget plan, is recorded on a straight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gases,  including  CO2 provided under the budget plan, is recorded upon delivery to the customer.

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

               Under the budget plan,  each customer has a maximum CO2 allowance that is measured and reset on the contract anniversary date. At that date, it is appropriate  to  record  revenue  for  contract  billings  in  excess  of actual

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

deliveries  of CO2.  Because of the large number of  customers  under the budget plan and the fact that the anniversary dates for determining  maximum quantities are spread throughout the year, the Company's  methodology  necessarily involves the use of estimates and  assumptions  to separate the aggregate  revenue stream derived from equipment rentals to budget plan customers, and also to approximate the  recognition  of  revenue  from CO2  sales to  budget  plan  customers  upon delivery.  The  Company  believes  that the  adoption of EITF 00-21 has the most impact  on the  recognition  of  revenue  on a  quarterly  basis  as  CO2  usage fluctuates  during  a  fiscal  year  based  on  factors  such  as  weather,  and traditional  summer and holiday periods.  Solely for comparative  purposes,  the
Company  has  separated  equipment  rentals and CO2 sales in the  statements  of operations  for the year ended June 30, 2003;  however,  the  aggregate  revenue derived  from  budget  plan  agreements  for those  periods is  recognized  on a straight-line basis. The Company believes that if the guidance of EITF 00-21 had been applied  retroactively,  the effect on total revenues and net loss for that period would be  immaterial  as the impact of applying  EITF 00-21 over a twelve month period is insignificant as seasonal  variations are largely eliminated and
CO2 allowances under budget plan agreements are measured and reset annually.

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

         (k)   NET INCOME (LOSS) PER COMMON SHARE

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

         (m)   EMPLOYEE BENEFIT PLAN

               On June 1, 1996, the Company adopted a deferred compensation plan under Section  401(k) of the Internal  Revenue  Code,  which covers all eligible employees.  Under the  provisions  of the plan,  eligible  employees may defer a percentage of their compensation subject to the Internal Revenue Service limits.
Contributions  to the plan are made by  employees  and matched at the  Company's discretion, up to a maximum of 1% of employee's wages.  For the years ended June
30, 2005, 2004 and 2003, the Company contributed $94, $0 and $0, respectively.

         (n)   STOCK-BASED COMPENSATION

               At June 30, 2005,  the Company had two  stock-based  compensation plans which are more fully  described in Note 8. The Company  accounts for these plans under the recognition  and  measurement  principles of APB Opinion No. 25,
"ACCOUNTING  FOR STOCK ISSUED TO  EMPLOYEES,"  and related  interpretations.  No stock-based  compensation cost is reflected in net income (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying  common stock on the date of grant.  The following table  illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition  provisions of SFAS No. 123,  "ACCOUNTING FOR
STOCK-BASED COMPENSATION," to stock-based compensation.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Fiscal Years Ended June 30,
                                                       ---------------------------------
                                                         2005        2004         2003
                                                       --------     -------      -------
Net income (loss), as reported                         $ 25,591     $ 2,180      $(4,939)
Less:
   Stock-based compensation
       - fair value measurement                          (2,287)     (1,272)      (1,085)
                                                       --------     -------      -------
Net income (loss), proforma                              23,304         908       (6,024)
Preferred stock dividends                                  (182)       (763)        (706)
                                                       --------     -------      -------
Net income (loss) available to common shareholders
   proforma                                            $ 23,122     $   145      $(6,730)
                                                       ========     =======      =======

Basic earnings (loss) per share - reported             $   1.98     $  0.13      $ (0.54)
                                                       ========     =======      =======
Basic earnings (loss) per share - proforma             $   1.81     $  0.01      $ (0.64)
                                                       ========     =======      =======

Diluted earnings (loss) per share - reported           $   1.79     $  0.12      $ (0.54)
                                                       ========     =======      =======
Diluted earnings (loss) per share - proforma           $   1.63     $  0.01      $ (0.64)
                                                       ========     =======      =======

Expected volatility                                     30 - 32%      28 - 40%       40%
Risk free interest rate                               3.6% - 3.7%   2.6% - 3.2%  3.7% - 4.8%
Expected dividend yield                                    0%            0%           0%
Expected lives                                          3-4 years     3-4 years    1-5 years

            In December  2004,  the FASB revised SFAS No. 123,  "ACCOUNTING  FOR
STOCK-BASED  COMPENSATION"  through  the  issuance  of SFAS 123-R  "SHARE  BASED
PAYMENTS"  ("SFAS  123-R").  SFAS  123-R  supersedes  APB  25  and  its  related implementation  guidance.  SFAS  123-R  requires  all  share-based  payments  to employees,  including grants of employee stock options,  to be recognized in the statement of operations based on their fair value and vesting schedule. However,
SFAS 123-R  does not change the  accounting  guidance  for  share-based  payment transactions  with  parties  other  than  employees  provided  in  SFAS  123  as originally issued and EITF Issue No. 96-18,  "ACCOUNTING FOR EQUITY  INSTRUMENTS
THAT ARE ISSUED TO OTHER THAN  EMPLOYEES FOR ACQUIRING,  OR IN CONJUNCTION  WITH
SELLING,  GOODS OR SERVICES."  The Company will adopt SFAS 123-R  effective with the fiscal quarter  beginning July 1, 2005, at which time, pro forma  disclosure of net  income  and  earnings  per  share,  as  provided,  will no  longer be an alternative to recognition in the statement of operations.

         (o)   VENDOR REBATES

            Pursuant  to EITF  02-16,  "ACCOUNTING  BY A CUSTOMER  (INCLUDING  A
RESELLER)  FOR  CERTAIN  CONSIDERATION  RECEIVED  FROM A  VENDOR,"  the  Company
recognizes  rebates received from its suppliers of bulk CO2 tanks as a reduction of  capitalizable  cost.  The Company  received  rebates of $886,  $548 and $393 during the fiscal years ended June 30, 2005, 2004 and 2003 respectively.

         (p)   TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

               The Company  invoices  its  customers  on a monthly  basis,  with payment due within 30 days of the  invoice  date.  The Company  does not provide discounts for early payment.

               In  conjunction  with  its  trade  receivables  the  Company  has established a reserve for accounts that might not be  collectible.  Such reserve is  evaluated  and  adjusted  on a  monthly  basis by  examining  the  Company's historical  losses,  aging of its trade  receivables,  the  creditworthiness  of significant customers based on ongoing evaluations,  and current economic trends that might impact the level of credit losses in the future.  The  composition of receivables consists of on-time payers,  "slow" payers, and at risk receivables, such as  receivables  from customers who no longer do business with the Company, are bankrupt, or are out of business.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         (q)   RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 2 - PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consists of the following:

                                                                       As of June 30,
                                                                  -----------------------
                                                                     2005        2004
                                                                  --------     ---------
               Leased equipment                                   $156,160     $137,124
               Equipment and cylinders                              19,985       17,707
               Tanks held for installation                           5,498        4,557
               Vehicles                                              1,044          285
               Computer equipment and software                       5,103        4,401
               Office furniture and fixtures                         1,671        1,658
               Leasehold improvements                                1,978        1,963
                                                                  --------     --------
                                                                   191,439      167,695
               Less accumulated depreciation and amortization       86,652       74,726
                                                                  --------     --------

                                                                  $104,787     $ 92,969
                                                                  ========     ========

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            Included in leased  equipment  is  capitalized  component  parts and direct costs  associated  with  installation  of  equipment  leased to others of
$46,812  and  $41,485  at June 30,  2005  and  2004,  respectively.  Accumulated depreciation and amortization of these costs was $28,922 and $25,450 at June 30,
2005 and 2004, respectively.  Upon early service termination, the Company writes
off  the  remaining  net  book  value  of  direct  costs   associated  with  the
installation of equipment.

            Depreciation and amortization of property and equipment was $13,751,
$13,255  and  $13,836  for the  years  ended  June 30,  2005,  2004,  and  2003, respectively.

NOTE 3 - ACQUISITIONS

            On October 1, 2004,  the  Company  purchased  the bulk CO2  beverage carbonation business of privately owned Pain Enterprises,  Inc., of Bloomington,
Indiana  ("Pain"),  for total cash  consideration of $15.7 million.  The Company acquired  approximately  9,000 net customer  accounts,  including 6,300 tanks in service,  vehicles,  parts, and supplies.  The acquisition of Pain  Enterprises'
bulk CO2 beverage  carbonation  business,  which  operated in 12 Midwestern  and
Southeastern  states:  Florida,  Georgia,  Illinois,  Indiana,  Iowa,  Kentucky,
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

            In addition,  on June 30, 2005, the Company  acquired  approximately
1,200 customer  accounts and 1,000 bulk CO2 tanks, most of which were in service from Coca-Cola Enterprises, Inc. ("CCE") for approximately $1.4 million. Subject to completion of an analysis of the purchase  price  allocation and useful lives of tangible and  intangible  assets by September 30, 2005, the purchase price is being  allocated  between  tangible  and  intangible  assets:  $1.0  million for tangible assets, and $0.4 million for customer lists.  Tangible assets are being depreciated  over a weighted average life of 12 years,  while intangible  assets are being amortized over a weighted average life of 8.5 years.

            The results of operations for the Pain  acquisition  are included in the  statements of operations for the period of October 1, 2004 through June 30,
2005. However, the following unaudited pro forma results of operations have been prepared  assuming  the  acquisitions  described  above had  occurred  as of the beginning  of the  periods  presented  in  the  Company's  historical  financial statements,  including  adjustments  to the financial  statements for additional
depreciation  of  tangible  assets,   amortization  of  intangible  assets,  and
increased interest on borrowings to finance the acquisitions.  The unaudited pro forma operating results are not necessarily indicative of operating results that would have occurred had these  acquisitions been consummated as of the beginning of the periods presented,  or of future operating results. In certain cases, the operating  results  for  periods  prior  to the  acquisitions  are  based on (a)
unaudited  financial data provided by the seller or (b) an estimate of revenues,

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

cost of revenues and/or selling,  general and  administrative  expenses based on information  provided  by the  seller or  otherwise  available  to the  Company.
Inasmuch as the Company acquired customer accounts,  tanks at customer sites and other  assets  related to the  beverage  carbonation  business of Pain,  certain operational  and support costs  provided for by the seller are not applicable to the Company's cost of servicing these  customers and were therefore  eliminated;
however,  the Company incurred  approximately $500 in non-recurring costs during the integration phase of Pain acquisition that are included in the unaudited pro forma  results  presented  below.  Integration  costs  associated  with CCE were minimal.

     Unaudited Pro Forma:

                                         For the Year Ended June 30,
                                         ---------------------------
                                      2005           2004           2003
                                    ---------      ---------      ---------
     Total Revenues                 $ 100,863      $  91,623      $  85,196
     Operating Income                  20,135         15,784          5,922

     Net income                        26,594          4,555         (2,564)
     Preferred stock dividends           (182)          (763)          (706)
                                    ---------      ---------      ---------
     Net income available to
            common shareholders     $  26,412      $   3,792      $  (3,270)
                                    =========      =========      =========

     Basic income per share         $    2.06      $    0.35      $   (0.31)
                                    =========      =========      =========
     Diluted income per share       $    1.86      $    0.32      $   (0.31)
                                    =========      =========      =========

NOTE 4 -    GOODWILL AND OTHER INTANGIBLE ASSETS

            The Company  adopted  SFAS 142 as of July 1, 2001,  resulting  in no goodwill  amortization expense for the years ended June 30, 2005, 2004 and 2003.
Goodwill and indefinite life intangible  assets are no longer  amortized but are subject to annual  impairment  tests.  The Company  determined that there was no impairment of goodwill during 2005, 2004 and 2003.

            Information  regarding the Company's  goodwill and other  intangible assets is as follows:

                                          Accumulated   Net Book
As of June 30, 2005              Cost     Amortization   Value
                               -------     ----------- ---------
Goodwill                       $27,099     $ 5,006     $22,094
Non-competition agreements       2,865       2,029         836
Customer lists                   6,347         587       5,760
                               -------     -------     -------
                               $36,311     $ 7,622     $28,690
                               =======     =======     =======

As of June 30, 2004:
Goodwill                       $24,228     $ 5,006     $19,222
Non-competition agreements       2,315       1,612         703
Customer lists                      62          21          41
                               -------     -------     -------
                               $26,605     $ 6,639     $19,966
                               =======     =======     =======

            Changes in goodwill are summarized as follows:

Year Ended June 30,          Beginning   Additions    Disposals     Ending
--------------------         ---------   ---------    ---------     ------
2003                         $ 24,228         -             -      $ 24,228
2004                         $ 24,228         -             -      $ 24,228
2005                         $ 24,228    $ 2,871            -      $ 27,099

            Amortization  expense for other intangible assets was $986, $291 and
$552 for the years ended June 30, 2005, 2004 and 2003, respectively.

            Estimated  amortization  expense  for each of the next five years is
$1,171,  $1,085,  $818,  $754,  and $495 for fiscal  years ending June 30, 2006,
2007, 2008, 2009 and 2010, respectively.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5 -    LEASES

            The Company leases equipment to its customers  generally pursuant to five-year or six-year  non-cancelable  operating  leases which expire on varying dates  through June 2011.  At June 30, 2005,  future  minimum  payments due from customers  include,  where  applicable,  amounts for a continuous  supply of CO2 under the budget plan,  which provides  bundled pricing for tank rental and CO2.
The revenue stream has been segregated in conformity with EITF 00-21 between the estimated  rental of equipment and the sale of CO2. The following table presents the separate revenue streams  attributable to the lease of the equipment and the sale of the CO2:

            Year Ended June 30,          Equipment                   CO2
            -------------------          ---------                   ---
            2006                         $ 30,965                $ 18,883
            2007                           25,120                  15,318
            2008                           19,489                  11,884
            2009                           14,435                   8,803
            2010                            8,956                   5,461
            Thereafter                      3,256                   1,986
                                         --------                --------
                                         $102,221                $ 62,335
                                         ========                =========

NOTE 6 -    LONG-TERM DEBT

Long-term debt consists of the following:

                                                                            As of June 30,
                                                                            --------------
                                                                          2005        2004
                                                                       --------      --------
Notes payable to banks under credit  facility.  Drawings at
       June 30, 2005 and 2004 are at a weighted  average
       interest rate of 4.8% and 6.4%, respectively.                   $ 32,000      $ 36,800
Other note payable                                                            -           210
                                                                       --------      --------
                                                                         32,000        37,010
Less current maturities of long-term debt                                     -         6,048
                                                                       --------      --------
       Long-term debt, excluding current maturities                    $ 32,000      $ 30,962
                                                                       ========      ========

PREVIOUS FACILITIES

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
Credit Facility.

            On August 25,  2003,  the  Company  terminated  the  Amended  Credit
Facility  and  entered  into a  $50.0  million  senior  credit  facility  with a syndicate of banks (the "Senior Credit  Facility").  The Senior Credit  Facility
initially consisted of a $30.0 million A term loan facility (the "A Term Loan"), a $10.0 million B term loan  facility  (the "B Term Loan"),  and a $10.0 million revolving loan facility (the "Revolving Loan Facility"). On October 1, 2004, the
Senior Credit  Facility was amended to, among other things,  increase the B Term
Loan to $23.0  million and to modify  certain  financial  covenants.  The Senior
Credit Facility was collateralized by all of the Company's assets. Additionally, the Company was precluded from declaring or paying any cash dividends.

            The  Company  was  entitled to select  either  Eurodollar  Loans (as defined) or Base Rate Loans (as defined),  plus applicable margin, for principal borrowings under the Senior Credit Facility. Applicable margin was determined by a pricing grid based on the  Company's  Consolidated  Total  Leverage  Ratio (as
defined) as follows:

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               B Term        Revolving           A Term             B Term           Revolving
             Consolidated   A Term Loans        Loans          Loans              Loans              Loans            Loans
                Total       maintained as    maintained as  maintained as      maintained as      maintained as     maintained
              Leverage      Base Rate          Base Rate     Eurodollar         Base Rate          Eurodollar      as Eurodollar
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

            The  Company  was also  required  to meet  certain  affirmative  and negative  covenants,  including  but not  limited to  financial  covenants.  The
Company was required to assess  compliance with these financial  covenants under the Senior Credit Facility on a quarterly basis. These financial  covenants were based on a measure that is not consistent with accounting  principles  generally accepted in the United States of America.  Such measure was EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further  modified by certain defined  adjustments.  The failure to meet these covenants,  absent a waiver or  amendment,  would  have  placed  the  Company in default  and cause the debt  outstanding  under the Senior  Credit  Facility  to immediately  become due and  payable.  The  Company was in  compliance  with all covenants  under the Senior  Credit  Facility as of  September  30, 2003 and all
subsequent quarters up to and including March 31, 2005.

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

CURRENT FACILITY

            On May 27, 2005, the Company  terminated the Senior Credit  Facility and entered into a $60.0 million revolving credit facility with Bank of America,
N.A.  (the "2005  Credit  Facility"),  maturing  May 27,  2010.  The  Company is entitled to select either Base Rate Loans (as defined) or Eurodollar  Rate Loans
(as defined),  plus applicable margin,  for principal  borrowings under the 2005
Credit Facility.  Applicable margin is determined by a pricing grid based on the
Company's Consolidated Leverage Ratio (as defined) as follows:

              Pricing   Consolidated Leverage       Eurodollar Rate        Base Rate
               Level            Ratio                    Loans               Loans
              -----------------------------------------------------------------------
                I        Greater than or equal to        2.250%              0.750%
                         2.50x
              -----------------------------------------------------------------------
               II        Less than 2.50x but greater     2.000%              0.500%
                         than or equal to 2.00x
              -----------------------------------------------------------------------
              III        Less than 2.00x but greater     1.750%              0.250%
                         than or equal to 1.50x
              -----------------------------------------------------------------------
               IV        Less than 1.50x but greater     1.500%              0.000%
                         than or equal to 0.50x
              -----------------------------------------------------------------------
                V        Less than 0.50x                 1.250%              0.000%
              -----------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            Interest is payable periodically on borrowings under the 2005 Credit
Facility. The 2005 Credit Facility is uncollateralized.

            The Company is required to meet  certain  affirmative  and  negative covenants,  including financial covenants. The Company is required to assess our compliance  with these  financial  covenants under the 2005 Credit Facility on a quarterly  basis.  These financial  covenants are based on a measure that is not consistent with accounting principles generally accepted in the United States of
America.  Such measure is EBITDA (as defined),  which represents earnings before interest, taxes,  depreciation and amortization,  as further modified by certain defined  adjustments.  The failure to meet these  covenants,  absent a waiver or amendment,  would place the  Company in default  and cause the debt  outstanding under the 2005 Credit  Agreement to  immediately  become due and payable.  As of
June 30, 2005, the Company was in compliance  with all covenants  under the 2005
Credit Facility.

            In connection  with the  termination of the Senior Credit  Facility, during the fourth quarter of fiscal 2005, the Company  recognized a loss of $1.7 million from the write-off of unamortized  financing  costs  associated with the
Senior Credit Facility and recorded $0.4 million in financing  costs  associated with the 2005 Credit  Facility.  Such costs are being amortized over the life of the 2005 Credit Facility.

            As of June  30,  2005,  a total  of $32.0  million  was  outstanding pursuant to the 2005 Credit  Facility,  due in full in May 2010, with a weighted average interest rate of 4.8% per annum.

HEDGING ACTIVITIES

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

            The Prior  Swap,  which was  designated  as a cash flow  hedge,  was deemed to be a highly  effective  transaction,  and  accordingly the loss on the derivative  instrument was reported as a component of other comprehensive income
(loss).  Prior to  termination  of the Prior Swap in August  2003,  the  Company
recorded $43, net of the  reclassification  adjustment of $86,  representing the change in fair value of the Prior Swap, as other comprehensive income.

            In order to reduce the Company's exposure to increases in Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap  transaction  (the "Swap") on October 2, 2003, in the amount of $20.0 million ("Notional  Amount") with an effective date of March 15,
2004 and a maturity  date of  September  15,  2005.  Pursuant  to the Swap,  the
Company  pays  a  fixed  interest  rate  of  2.12%  per  annum  and  receives  a
Eurodollar-based  floating  rate.  The effect of the Swap is to  neutralize  any changes  in  Eurodollar  rates  on the  Notional  Amount.  As the  Swap  was not effective  until March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such,  an  unrealized  loss of $177 was  recognized  in the Company's results of operations  for the fiscal year ended June 30, 2004,  reflecting  the change in fair value of the Swap from  inception to the  effective  date.  As of
March 15, 2004,  the Swap met the  requirements  to be designated as a cash flow hedge and is deemed a highly  effective  transaction.  Accordingly,  the Company recorded $264  representing  the change in fair value of the Swap from March 15,
2004 through June 30, 2004, as other comprehensive  income.  During fiscal 2005, the fair value of the Swap decreased by $22 to $65.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 - SUBORDINATED DEBT

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

            In return for modifying  certain financial  covenants  governing the
1997 Notes,  the exercise price of 612,053 of the warrants  issued in connection with the 1997 Notes was reduced to $6.65 per share.  On May 4, 1999, the trading range of the Company's common stock was $6.44 to $6.88 per share. To assist with the  valuation of the newly  issued  warrants  and the  repriced  warrants,  the
Company hired an outside  consultant.  Utilizing the  Black-Scholes  Model,  the warrants  issued  with the 1997 Notes were  valued at $1.26 per  warrant,  or an aggregate value of $774 and the warrants issued with the 1999 Notes at $1.47 per warrant, or an aggregate value of $549. Both amounts were recorded as additional paid-in capital, offset by the original issue discount,  which is netted against the outstanding balance of the 1997 Notes and 1999 Notes. After giving effect to the amortization of the original issue discount,  the effective interest rate on the 1999 Notes was 13.57% per annum.

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

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            On April 4, 2005, the Company used $34.3 million of the net proceeds from the sale of 2,041,713 shares of its common stock in an underwritten  public offering in March 2005 to redeem the New Notes at 106% of the original principal amount plus accrued  interest.  In addition,  during the quarter  ended June 30,
2005, the Company  recognized a loss on the early termination of debt associated with the New Notes of  approximately  $4.1 million,  which included a prepayment penalty,  unamortized  fees and the  unamortized  portion of the original  issue discount.

            During the fiscal year ended June 30,  2002,  65,574 of the warrants issued in  connection  with the 1997 Notes were  exercised  and  converted  into shares of the Company's  common stock.  On August 22, 2002, in conjunction  with the private  placement of 1,663,846  shares of the Company's  common stock,  the remaining  warrants  issued in conjunction  with the 1997 Notes and the warrants issued in connection with the 1999 Notes were adjusted pursuant to anti-dilution provisions  to provide for the purchase of an  additional  21,906  shares of the
Company's common stock.  During fiscal 2004,  warrants to purchase 30,831 shares of the Company's  common stock issued in connection with the 1997 Notes and 1999
Notes were exercised  pursuant to the cashless exercise  provision  contained in the warrants.  In connection  with the cashless  exercise,  warrants to purchase
50,647  shares of the  Company's  common stock were  canceled.  In addition,  in fiscal 2004 warrants to purchase  75,000  shares of the  Company's  common stock issued in  connection  with the New Notes were  exercised  for proceeds of $659, recorded as additional paid-in-capital on the Company's balance sheet as of June
30,  2004.  During  fiscal  2005,  warrants  to purchase  893,956  shares of the
Company's common stock issued in connection with the 1997 Notes,  1999 Notes and
New Notes were  exercised  for  proceeds of $743.  In  connection  with  certain cashless exercises,  warrants to purchase 389,528 shares of the Company's common stock were canceled.  As of June 30, 2005, no warrants issued in connection with the 1997 Notes, 1999 Notes or New Notes were outstanding.

NOTE 8 -    REDEEMABLE PREFERRED STOCK

            In May 2000,  the  Company  sold  5,000  shares  of its  Series A 8%
Cumulative  Convertible  Preferred  Stock, no par value (the "Series A Preferred
Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends  were payable  quarterly in arrears at the rate of 8% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash, were added to the
Liquidation Preference.  Shares of the Series A Preferred Stock were convertible into  shares  of  common  stock at any time at a  conversion  price of $9.28 per share. In connection  with the sale,  costs in the amount of $65 were charged to additional paid-in capital. In August 2004, the holder of the Series A Preferred
Stock  converted  its shares into 754,982  shares of common  stock,  and $7,007, representing  the Liquidation  Preference,  was reclassified to common stock and additional paid-in capital on the Company's balance sheet.

            In November  2001,  the Company sold 2,500 shares of its Series B 8%
Cumulative  Convertible  Preferred  Stock, no par value (the "Series B Preferred
Stock"), for $1,000 per share (the initial "Liquidation Preference"). Cumulative dividends  were payable  quarterly in arrears at the rate of 8% per annum on the
Liquidation  Preference,  and, to the extent not paid in cash, were added to the
Liquidation Preference.  Shares of the Series B Preferred Stock were convertible into  shares of common  stock at any time at a  conversion  price of $12.92  per share.  In December 2004, the holder of the Series B Preferred  Stock  converted its shares into 247,420  shares of common stock,  and $3,197,  representing  the
Liquidation Preference,  was reclassified to common stock and additional paid-in capital on the Company's balance sheet.

            During the fiscal  years  ended June 30,  2005,  2004 and 2003,  the carrying  amount (and  Liquidation  Preferences) of the Series A Preferred Stock
and Series B Preferred Stock ("Preferred Stock") was increased by $182, $763 and
$706, respectively, for dividends accrued.

NOTE 9 -    SHAREHOLDERS' EQUITY

            (a)         OFFERING

            On March 30, 2005, the Company sold  2,041,713  shares of its common stock in an underwritten public offering.  Based on the public offering price of
$24.17 per share and after deducting underwriting discounts and commissions, net proceeds  were  approximately  $46.6  million.  On March 31,  2005,  the Company reduced the outstanding  principal amount of the Senior Credit Facility by $11.2 million and on April 4, 2005,  the Company used  approximately  $34.3 million of the net proceeds  from the offering to redeem all of the New Notes (see Note 7).
In addition,  the Company incurred $1.1 million in legal,  accounting,  printing and other expenses which were  recorded  as a reduction  of  additional  paid in capital.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            (b)         NON-QUALIFIED STOCK OPTIONS AND WARRANTS

            In May 1997,  the Company  entered into a supply  agreement with The
BOC Group,  Inc. ("BOC") by which BOC committed to provide the Company with 100%
of  its  CO2  requirements  at  competitive  prices.  In  connection  with  this agreement, the Company granted BOC a warrant to purchase 1,000,000 shares of its common stock.  The warrant was  exercisable at $17 per share from May 1, 1999 to
May 1, 2002 and  thereafter  at $20 per share until April 30, 2007. In May 2000, the Company  solicited BOC to purchase  1,111,111  shares of its common stock at
$9.00  per  share.  In  connection  with this  purchase  of  common  stock,  the outstanding warrant was reduced to 400,000 shares, with an exercise price of $17 per share. On the date of issuance of the common stock, the closing price of the common stock on the Nasdaq National Market was $8.00 per share. In addition,  in
March 2005,  warrants to purchase  59,329 shares of common stock were  exercised pursuant to the  cashless  exercise  provisions  contained in the  warrants.  In connection with this cashless  exercise,  warrants to purchase 140,671 shares of the Company's common stock were canceled.  As of June 30, 2005, 200,000 warrants to purchase shares of the Company's common stock were outstanding.

            In January 2001, the Company granted to each  non-employee  director options for 10,000 shares of common stock.  An aggregate of 50,000  options were granted at an exercise price equal to $7.82.  In March 2003, the Company granted to each  non-employee  director  options for 6,000 shares of common stock, or an aggregate of 36,000  options at an exercise price of $4.85.  In September  2003, the  Company  granted to two of its  non-employee  directors  options for 22,000 shares of common stock,  or an aggregate of 44,000  options at an exercise price of $8.91.  In  addition,  in March  2004,  the  Company  granted a  non-employee director  options  for  6,000  shares of common  stock at an  exercise  price of
$16.25.  The exercise price for all grants is equal to the average closing price of the common stock on the Nasdaq  National Market for the 20 trading days prior to the grant date.  All options vest in three to five equal annual  installments commencing upon issuance,  and have a ten-year term, and as of June 30, 2005 and
2004,  options for 52,267 and 58,533  shares,  respectively,  were  exercisable.
During the year ended June 30, 2005, 51,333 shares were exercised.

            (c)         STOCK OPTION PLANS

            The Board of Directors  of the Company  adopted the 1995 Option Plan
(the "1995  Plan").  Under the 1995 Plan,  the  Company has  reserved  2,400,000 shares of common stock for employees of the Company. Under the terms of the 1995
Plan,  options granted may be either  incentive  stock options or  non-qualified stock options.  The exercise price of incentive  options shall be at least equal to 100% of the fair market  value of the  Company's  common stock at the date of the grant,  and the exercise  price of  non-qualified  stock  options  issued to employees  may not be less than 75% of the fair  market  value of the  Company's common  stock at the date of the grant.  The maximum term for all options is ten years.  Options granted to date generally vest in equal annual installments from one to five years,  though a limited number of grants were  partially  vested at the grant date.  The  weighted-average  fair value per share of options  granted during the years ended June 30, 2005, 2004 and 2003 was $7.80,  $4.11 and $2.41,
respectively.

            The following summarizes the transactions pursuant to the 1995 Plan:

                                                             Weighted Average
                                               Options       Exercise Price Per
                                             Outstanding          Option           Options Exercisable
                                             -----------          ------           -------------------
            Outstanding at June 30, 2002      1,162,450          $ 10.15                 503,072
                   Granted                      326,350             6.87
                   Expired or canceled         (199,780)           11.36
                   Exercised                       (500)           11.25
                                             ----------
            Outstanding at June 30, 2003      1,288,520             9.13                 640,373
                   Granted                      379,300            15.61
                   Expired or canceled         (73,288)            12.18
                   Exercised                   (90,009)            10.17
                                             ----------
            Outstanding at June 30, 2004      1,504,523            10.55                 865,653
                   Granted                      290,500            25.42
                   Expired or canceled          (12,713)           13.50
                   Exercised                   (362,408)            7.66
                                            -----------
            Outstanding at June 30, 2005      1,419,902          $ 14.31                 896,444
                                            ===========

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            The following  table sets forth certain  information  as of June 30,
2005:

                                            Options Outstanding                                Options Exercisable
                       ------------------------------------------------------------   -------------------------------------------

   Range of Exercise           Options        Weighted Average     Weighted Average                             Weighted Average
       Prices                Outstanding       Remaining Life       Exercise Price     Options Exercisable       Exercise Price
--------------------         -----------       --------------       --------------     -------------------       --------------
$  0.00 - $ 5.00                 20,673            7.02             $      4.72             16,270                     $ 4.79
$  5.01 - $10.00                463,299            6.06                    7.67            371,028                       7.42
$ 10.01 - $15.00                468,754            6.60                   12.52            348,183                      12.32
$ 15.01 - $20.00                177,676            8.99                   19.29             88,588                      19.29
$ 20.01 - $26.00                289,500            9.99                   25.44             72,375                      25.44
                           ------------      -----------------      ----------------   ------------------        ----------------
                              1,419,902            7.42             $     14.31            896,444                    $ 11.90
                           ============      =================      ================   ==================        ================

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
The  weighted-average  fair value per share of options  granted during the years ended June 30, 2005, 2004 and 2003 was $5.94, $3.90 and $1.82, respectively.

            The following summarizes the transactions pursuant to the Directors'
Plan:

                                                                  Weighted Average
                                                  Options        Exercise Price Per
                                                Outstanding            Options         Options Exercisable
                                                -----------      ------------------    -------------------

          Outstanding at June 30, 2002             60,000        $         9.15                34,000
                  Granted                           6,000                  8.69
                                                -----------
          Outstanding at June 30, 2003             66,000                  9.11                45,997
                  Granted                          24,000                 13.71
                  Exercised                       (10,086)                 8.63
                                                ------------
          Outstanding at June 30, 2004             79,914                 10.55                53,994
                  Granted                           6,000                 22.70
                  Expired or canceled              (3,981)                 7.94
                  Exercised                       (48,933)                 8.90
                                                ------------
          Outstanding at June 30, 2005             33,000        $        15.53                24,998
                                                ============

            The following  table sets forth certain  information  as of June 30,
2005:

                                        Options Outstanding                               Options Exercisable
                          ------------------------------------------------------    ----------------------------------------

 Range of Exercise          Options        Weighted Average     Weighted Average                             Weighted Average
       Prices             Outstanding       Remaining Life       Exercise Price     Options Exercisable      Exercise Price
 -----------------        -----------      -----------------    ----------------    -------------------      ---------------
$ 10.01 - $15.00              15,000                4.60                $ 12.50              15,000            $    12.50
$ 15.01 - $20.00              12,000                8.69                  15.74               8,000                 15.74
$ 20.01 - $25.00               6,000                9.46                  22.70               1,998                 22.70
                          ----------       -----------------   -----------------    -------------------      ---------------
                              33,000                6.97                $ 15.53              24,998            $    14.35
                          ==========       =================   =================    ===================      ===============

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10 -   EARNINGS PER SHARE

            The Company  calculates  earnings per share in  accordance  with the requirements of SFAS No. 128,  "EARNINGS PER SHARE" ("SFAS 128").  The following table presents the Company's net income (loss) available to common  shareholders and income (loss) per share,  basic and diluted (in thousands,  except per share amounts):

                                                             Fiscal Year Ended June 30,
                                                        ------------------------------------
                                                          2005           2004           2003
                                                          ----           ----           ----

Net income (loss)                                        $ 25,591      $  2,180      $ (4,939)
Redeemable preferred stock dividends                         (182)         (763)         (706)
                                                         --------      --------      --------
Net income (loss) -
    available to common shareholders                     $ 25,409      $  1,417      $ (5,645)
                                                         ========      ========      ========

Weighted average outstanding shares of common stock:

Basic                                                      12,808        10,689        10,396
Diluted                                                    14,295        11,822        10,396

Basic income (loss) per share                            $   1.98      $   0.13      $  (0.54)
                                                         ========      ========      ========
Diluted income (loss) per share                          $   1.79      $   0.12      $  (0.54)
                                                         ========      ========      ========

            In August 2004, 5,000 shares of the Company's  redeemable  preferred stock were converted into 754,982  shares of common stock.  The remaining  2,500 shares of  redeemable  preferred  stock were  converted  into 247,420  shares of common stock in December 2004 (see Note 8). In accordance with SFAS 128, diluted shares of common stock in fiscal 2005 includes 209,812 common stock  equivalents as if the  Redeemable  Preferred  Stock,  prior to  exercise  (Note 8), had been converted to shares of common stock as such  conversion  would had been dilutive to diluted income per share. Accordingly,  the calculation of diluted income per share for the year ended  June 30,  2005  excludes  redeemable  preferred  stock dividends.

                The weighted average shares  outstanding used to calculate basic and diluted earnings (loss) per share were calculated as follows:

                                                             Fiscal Year Ended June 30,
                                                       -----------------------------------------
                                                         2005             2004           2003
                                                       -----------     ----------     ----------

Weighted average shares outstanding - basic             12,808,025     10,688,802     10,396,352

Outanding  options and  warrants to purchase
  shares of common stock - remaining shares
  after assuming repurchase with proceeds
  from exercise                                          1,486,514      1,133,033           --
                                                        ----------     ----------     ----------

Weighted average shares outstanding - diluted           14,294,539     11,821,835     10,396,352
                                                        ==========     ==========     ==========

Excluded from calculation of loss per common share:
   Outanding options and warrants to purchase
    shares of common stock - remaining shares
    after assuming repurchase with proceeds
    from exercise                                             --             --          287,915
                                                        ==========     ==========     ==========

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            During  the year ended  June 30,  2005,  the  Company  excluded  the equivalent  shares listed as these options and warrants to purchase common stock were anti-dilutive.  In addition, for the years ended June 30, 2004 and 2003 the
Company  excluded the effects of the  conversion of its  outstanding  redeemable preferred  stock  using  the "if  converted"  method,  as the  effect  would  be anti-dilutive (Note 8). The Company's redeemable preferred stock was convertible into  973,104 and 910,983  shares of common  stock as of June 30, 2004 and 2003, respectively.

            The following table lists options and warrants outstanding as of the periods shown which were not included in the  computation of diluted EPS because the options and  warrants  exercise  price was greater  than the average  market price of the common shares:

                                                       As of June 30,
                                            --------------------------------
         Range of Exercise Prices             2005         2004        2003
         ------------------------             ----         ----        ----
             $  5.01 - $10.00                  -            -        160,370
             $ 10.01 - $15.00                  -          112,200    646,087
             $ 15.01 - $20.00                  -          646,779    444,679
             $ 20.01 - $26.00               295,500         -           -
                                            --------      -------  ---------
                                            295,500       758,979  1,251,136
                                            ========      =======  =========

NOTE 11 -INCOME TAXES

            The Company accounts for income taxes under SFAS No. 109 "ACCOUNTING
FOR INCOME  TAXES"  ("SFAS  109").  Deferred  income  taxes  reflect the net tax effects of net operating loss  carryforwards and temporary  differences  between the carrying amounts of assets and liabilities for financial  reporting purposes and the  amounts  used for income tax  purposes.  The tax  effects of  temporary differences  that give rise to  significant  portions of deferred tax assets and deferred tax liabilities are as follows:

                                                           As of June 30,
                                                           --------------
                                                       2005              2004*
                                                       -----              ----
      Deferred tax assets:
      Current
         Allowance for doubtful accounts             $    725          $    821
         Net operating loss carryforwards               6,871                -
                                                     --------          --------
                                                        7,596               821
                                                     --------          --------
      Non-current
         Intangible assets                              1,407             1,531
         Other                                             75                74
         Net operating loss carryforwards              37,839            42,688
                                                     --------          --------
                                                       39,321            44,293

      Total gross deferred tax assets                  46,917            45,114
      Less:  Valuation allowance                          -             (22,684)
                                                     --------          --------
      Net deferred tax assets                          46,917            22,430
                                                     --------          --------

      Deferred tax liabilities:
         Goodwill                                      (3,217)           (2,542)
         Fixed assets                                 (20,981)          (19,888)
                                                     --------          --------
      Total gross deferred liabilities                (24,198)          (22,430)
                                                     --------          --------

      Net deferred taxes                             $ 22,719          $     -
                                                     ========          =========

* Components of net deferred taxes have been reclassified.

            The  Company's  deferred  tax  assets  include  the  benefit  of net operating  loss  carryforwards  incurred by the Company  through the fiscal year ended June 30, 2005.  While the Company attained  profitability  during the year ended June 30, 2004, based on the consideration of all of the available evidence including the recent history of losses, management concluded as of June 30, 2004 that it was more likely than not that all of the net  deferred  tax assets would not be realized.  Accordingly,  the Company recorded a valuation allowance equal to the net deferred tax assets at that time.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            However,  as of June 30, 2005, after  consideration of all available positive and negative  evidence,  it was  concluded  that the deferred tax asset relating to the Company's net operating loss carryforwards will more likely than not be realized in the future. Thus, the entire valuation allowance was reversed and  reported  as a  component  of the  fiscal  2005  income tax  provision.  In considering  whether or not a valuation  allowance was  appropriate  at June 30,
2005, the Company considered several aspects,  including, but not limited to the following items:

     o      Cumulative  pretax book income during the three years ended June 30,
            2005

     o      Both positive and negative  evidence as to the Company's  ability to utilize  its  federal  net  operating  loss  carryforwards  prior to expiration,  such as the projected generation of taxable income, the
            Company's  position  in the market  place,  existence  of  long-term customer contracts, and growth opportunities

     o      Future reversals of taxable temporary differences

     o      Tax planning strategies

            In future years the Company will continue to evaluate whether or not its net deferred tax assets will be fully realized  prior to expiration.  Should it become  more likely  than not that all or a portion of the net  deferred  tax assets will not be realized a valuation allowance will be recorded.

            As  of  June  30,  2005,   the  Company  had  net   operating   loss
carryforwards for federal income tax purposes of approximately  $114 million and for state purposes in varying amounts.  The federal net operating  carryforwards expire in varying amounts through June 2025 as follows:

                   Year of Expiration
                   ------------------
                   2007-2011                           $    8,201
                   2012-2016                               18,864
                   2017-2021                               59,539
                   Thereafter                              27,435
                                                       ----------
                                                       $  114,039
                                                       ==========

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

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            The  significant   components  for  income  taxes   attributable  to
continuing  operations for the years ended June 30, 2005, 2004, and 2003 were as follows:

                                                         Years Ended June, 30
                                               ------------------------------------------
                                                  2005            2004            2003
                                               ---------       ----------       ---------
      Current
          Federal                              $       -       $       63       $       -
          State                                       80               79               -
                                               ---------       ----------       ---------
      Total - Current                          $      80       $      142       $       -
                                               =========       ==========       =========

      Deferred
          Federal                              $ (16,397)      $        -       $       -
          State                                   (3,241)               -               -
                                               ---------       ----------       ---------
      Total - deferred                         $ (19,638)      $        -       $       -
                                               ---------       ----------       ---------
         Total                                 $ (19,558)      $      142       $       -
                                               =========       ==========       =========

            The income tax  provision  differs from that which would result from applying the U.S. statutory income tax rate of 35% as follows:

       Tax at U.S. statutory rate              $   2,112       $      813       $ (1,729)
       State taxes, net of federal benefit           301              141       $   (183)
       Non-deductible items                          445              116              -
       Change in valuation allowance             (22,416)            (928)         1,911
                                               ---------       ----------       ---------
                                               $ (19,558)      $      142       $      -
                                               ==========      ==========       =========

            The change of the net  deferred tax  valuation  allowance of $22,416 during the year ended June 30, 2005 is net $268 tax impact of the  disqualifying dispositions of incentive stock options reflected as additional paid-in capital.
In  addition,  during  the year  ended  June 30,  2005,  the tax  impact  of the disqualifying  dispositions of incentive  stock options  reflected as additional paid-in capital was $2,777 recorded as additional paid-in capital.

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

                    Year Ending June 30,
                              2006                     $  4,656
                              2007                        3,991
                              2008                        3,041
                              2009                        2,103
                              2010                        1,396
                           Thereafter                       335
                                                       --------
                                                       $ 15,522
                                                       ========

            Total  rental  costs  under  non-cancelable  operating  leases  were approximately $5,650, $5,377 and $5,359 in 2005, 2004 and 2003, respectively.

NOTE 13 - CONCENTRATION OF CREDIT AND BUSINESS RISKS

            The Company's business activity is with customers located within the
United  States.  For each of the years  ended June 30,  2005,  2004 and 2003 the
Company's   sales  to  customers  in  the  food  and  beverage   industry   were
approximately 95%.

            There were no customers  that accounted for greater than 5% of total sales  for each of the three  years  ended  June 30,  2005,  nor were  there any

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

customers  that  accounted for greater than 5% of total  accounts  receivable at
June 30, 2005 or 2004.

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

NOTE 15 - RELATED PARTY TRANSACTIONS

            Robert L. Frome,  a Director of the Company,  is a member of the law firm of Olshan Grundman Frome  Rosenzweig & Wolosky LLP, which law firm has been retained by the Company. Fees paid by the Company to such law firm during fiscal
2005, 2004 and 2003, were $631, $117 and $184, respectively.

            In connection  with the  Refinancing  described in Note 6, 55,000 of the ten year  warrants  to  purchase  an  aggregate  of  425,000  shares  of the
Company's  common  stock at an exercise  price of $8.79 per share were issued to
Craig L. Burr, then a Director of the Company,  and one of the purchasers of the
New Notes, an affiliate of Mr. Burr's. Such warrants were exercised in May 2004.

            In connection with the  Refinancing  described in Note 6, 250,000 of the ten year  warrants  to  purchase  an  aggregate  of  425,000  shares  of the
Company's  common  stock at an exercise  price of $8.79 per share were issued to affiliates of J.P. Morgan Partners (BHCA), L.P.,  purchasers of a portion of the
New Notes. In addition, the expiration date of warrants to purchase an aggregate of 665,403  shares of the Company's  common stock at an exercise  price of $6.65 per share previously  issued to J.P. Morgan Partners (BHCA),  L.P. in connection with the 1997 Notes and 1999 Notes was  extended  until  February  27, 2009 (See
Note 6). Richard D. Waters, Jr., then a Director of the Company, is an affiliate of J.P.  Morgan  Partners  (BHCA),  L.P.  All such  warrants  were  exercised in
December 2004.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   As of June 30,
                                                                   --------------
                                                              2005                   2004
                                                          -------------        ---------------
          Cash and cash equivalents                       $         968        $           505
          Accounts receivable                                     8,568                  6,141
          Accounts payable and accrued expenses                   7,958                  7,996
          Long-term debt, including current maturities           32,000                 37,010
          Subordinated debt                                           -                 29,163
          Fair value of swap - asset/(liability)                     65                     87

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                 1st Quarter              2nd Quarter            3rd Quarter             4th Quarter
                               -----------------     --------------------    -------------------    -------------------
                               2005        2004         2005       2004        2005        2004      2005         2004
                               ----        ----         ----       ----        ----        ----      ----         ----
Total revenues                $21,881     $20,238     $24,680     $19,454     $24,611    $20,072    $26,168      $21,072
Gross profit                   11,921      10,784      14,049      10,688      13,383     11,084     14,318       12,052
Operating income                3,948       2,442       4,717       2,824       4,881      3,229      5,289        3,915
Net income (loss)               1,854      (1,419)      2,437         774       2,710      1,072     18,590        1,753

Earnings (loss) per share (a):
   Basic                      $  0.15     $ (0.15)    $  0.20     $  0.05     $  0.21    $  0.08    $  1.98      $  0.14
   Diluted                    $  0.14     $ (0.15)    $  0.18     $  0.05     $  0.20    $  0.07    $  1.79      $  0.13

            (a) Per  common  share  amounts  for the  quarters  have  each  been calculated separately.  Accordingly, quarterly amounts may not add to total year earnings  per  share  because  of  differences  in  the  average  common  shares outstanding during each period.

NOTE 18 - SUBSEQUENT EVENT

            The Company is in the process of evaluating  the impact of Hurricane
Katrina, a major hurricane,  which directly or indirectly impacted the Company's operations and assets in northwest Florida and in portions of Alabama, Louisiana and  Mississippi.  Several  cities  along the  coast of the Gulf of Mexico  were devastated,  including  New Orleans,  Louisiana and Biloxi,  Mississippi.  Along
these coastal areas,  the Company has 500 to 1,500  customers that may have been impacted. In addition,  the Company has tanks and other assets at customer sites and at depot  distribution  sites  which  may not be  recoverable.  Accordingly, during the first quarter of fiscal 2006, the Company  anticipates  recognizing a reserve for unrecoverable or impaired assets,  unamortized tank installation and placement  costs,  and  accounts  receivable  deemed not  collectible.  Based on preliminary  estimates,  we  expect  such  reserve  to be $0.5  million  to $1.0 million.  However,  as we are able to examine the  recoverability  of assets and evaluate each impacted customer, actual losses may differ from our estimate.

                                   NUCO2 INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                  IN THOUSANDS

                                        Column B        Column C - Additions       Column D         Column E
                                        --------        --------------------       --------         --------
                                       Balance at     Charge to
                                      beginning of    costs and     Charged to                      Balance at
                                         period       expenses    other accounts   Deductions     end of period
                                         ------       --------    --------------   ----------     -------------
Year ended June 30, 2003
   Allowance for doubtful accounts    $   3,085       $     860     $    -         $   1,646      $  2,299
Year ended June 30, 2004
   Allowance for doubtful accounts    $   2,299       $     316     $    -         $     520      $  2,095
Year ended June 30, 2005
   Allowance for doubtful accounts    $   2,095       $     595     $    -         $     840      $  1,850