Form 10-Q
period 2005-09-30
NUCO2 INC /FL
filed 2005-11-09
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

For the quarterly period ended September 30, 2005

                                       OR

/_/  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------    ----------------------

                         Commission file number 0-27378

                                   NUCO2 INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Florida                                  65-0180800
   (State or Other Jurisdiction                   (I.R.S. Employer
  of Incorporation or Organization)               Identification No.)

   2800 SE Market Place, Stuart, FL                      34997
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
                                              ---     ---

     Indicate  by check X whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                ---     ---

     Indicate by check X whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes     No  X
                                        ---    ---

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of the latest practicable date:

               Class                      Outstanding At September 30, 2005
               -----                      ---------------------------------
   Common Stock, $.001 par value                15,319,241 shares

                                   NUCO2 INC.

                                     INDEX

      PART I.    FINANCIAL INFORMATION

      ITEM 1.    FINANCIAL STATEMENTS

                 Balance Sheets as of September 30, 2005 and                   3
                       June 30, 2005

                 Statements of Operations for the Three Months Ended           4
                       September 30, 2005 and September 30, 2004

                 Statement of Shareholders' Equity for the Three               5
                       Months Ended September 30, 2005

                 Statements of Cash Flows for the Three Months                 6
                       Ended September 30, 2005 and September 30, 2004

                 Notes to Financial Statements                                 8

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF                      17
                       FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS

      ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                      26

      ITEM 4.    CONTROLS AND PROCEDURES                                      26

      PART II.   OTHER INFORMATION

      ITEM 6.    EXHIBITS                                                     27

      SIGNATURES                                                              28

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                                             NUCO2 INC.
                                                           BALANCE SHEETS
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               ASSETS
                                                               ------

                                                                                            September 30, 2005        June 30, 2005*
                                                                                            ------------------        --------------
                                                                                                (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                             $             113       $             968
    Trade accounts receivable; net of allowance for doubtful
        accounts of $1,760 and $1,850, respectively                                                  10,760                   8,568
    Inventories                                                                                         255                     259
    Prepaid insurance expense and deposits                                                            1,552                   1,281
    Prepaid expenses and other current assets                                                         1,574                     854
    Deferred tax assets - current portion                                                             7,561                   7,596
                                                                                          -----------------       -----------------
        Total current assets                                                                         21,815                  19,526
                                                                                          -----------------       -----------------

Property and equipment, net                                                                         108,279                 104,787
                                                                                          -----------------       -----------------

Other assets:
    Goodwill, net                                                                                    23,860                  22,094
    Deferred financing costs, net                                                                       398                     402
    Customer lists, net                                                                               6,620                   5,760
    Non-competition agreements, net                                                                   1,597                     836
    Deferred lease acquisition costs, net                                                             4,645                   4,429
    Deferred tax assets, net                                                                         13,448                  15,123
    Other assets                                                                                        178                     175
                                                                                          -----------------       -----------------
                                                                                                     50,746                  48,819
                                                                                          -----------------       -----------------

        Total assets                                                                      $         180,840       $         173,132
                                                                                          =================       =================

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
    Accounts payable                                                                      $           6,052       $           5,178
    Accrued expenses                                                                                  1,170                     608
    Accrued insurance                                                                                   664                     596
    Accrued interest                                                                                    169                     112
    Accrued payroll                                                                                   1,025                   1,464
    Other current liabilities                                                                           414                     366
                                                                                          -----------------       -----------------
        Total current liabilities                                                                     9,494                   8,324

Long-term debt                                                                                       35,100                  32,000
Other long-term liabilities                                                                             287                -
Customer deposits                                                                                     3,695                   3,624
                                                                                          -----------------       -----------------
        Total liabilities                                                                            48,576                  43,948
                                                                                          -----------------       -----------------

Commitments and contingencies
Shareholders' equity:
    Common stock;  par value  $.001 per  share;  30,000,000  shares  authorized;
        issued and outstanding 15,319,241 shares at September 30, 2005
        and 15,300,905 at June 30, 2005                                                                  15                      15
    Additional paid-in capital                                                                      159,407                 159,040
    Accumulated deficit                                                                             (27,158)                (30,113)
    Accumulated other comprehensive income                                                           -                          242
                                                                                          -----------------       -----------------

        Total shareholders' equity                                                                  132,264                 129,184
                                                                                          -----------------       -----------------
           Total liabilities and shareholders' equity                                     $         180,840       $         173,132
                                                                                          =================       =================

See  accompanying  notes to financial  statements.
*Reclassified  to conform to current year presentation.

                                                        NUCO2 INC.
                                                 STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       (UNAUDITED)

                                                                                        Three Months Ended September 30,
                                                                                            2005              2004*
                                                                                            ----              -----
Revenues:
    Product sales                                                                        $ 18,038          $ 13,471
    Equipment rentals                                                                       9,827             8,410
                                                                                         --------          --------

Total revenues                                                                             27,865            21,881
                                                                                         --------          --------

Costs and expenses:
    Cost of products sold, excluding depreciation and amortization                         11,987             9,414
    Cost of equipment rentals, excluding depreciation
        and amortization                                                                      676               546
    Selling, general and administrative expenses                                            5,083             4,072
    Depreciation and amortization                                                           4,304             3,740
    Loss on asset disposal                                                                    807               161
                                                                                         --------          --------
                                                                                           22,857            17,933
                                                                                         --------          --------

Operating income                                                                            5,008             3,948
Gain on financial instrument                                                                 (177)             --
Interest expense                                                                              365             2,040
                                                                                         --------          --------

Income before provision for income taxes                                                    4,820             1,908
Provision for income taxes                                                                  1,865                54
                                                                                         --------          --------

Net income                                                                               $  2,955          $  1,854
                                                                                         ========          ========

Weighted average outstanding shares of common stock:

    Basic                                                                                  15,309            11,200
                                                                                         ========          ========
    Diluted                                                                                15,861            12,725
                                                                                         ========          ========

Net income per basic share                                                               $   0.19          $   0.15
                                                                                         ========          ========

Net income per diluted share                                                             $   0.19          $   0.14
                                                                                         ========          ========

See  accompanying  notes to financial  statements.
*Reclassified  to conform to current year presentation.

                                                             NUCO2 INC.
                                                  STATEMENT OF SHAREHOLDERS' EQUITY
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                             (UNAUDITED)

                                                                                                             Accumulated
                                                          Common Stock           Additional                     Other       Total
                                                   ---------------------------    Paid-In    Accumulated    Comprehensive Shareholders'
                                                       Shares        Amount       Capital       Deficit         Income      Equity
                                                       ------        ------       -------       -------         ------      ------

Balance, June 30, 2005                               15,300,905   $       15   $  159,040    $  (30,113)   $      242    $  129,184

Comprehensive income:

  Net income                                               --           --           --           2,955          --           2,955

  Other comprehensive income:

    Interest rate swap transaction                         --           --           --            --            (242)         (242)
                                                                                                                          ----------
Total comprehensive income                                                                                                    2,713

Stock option compensation                                  --           --            298          --            --             298

Issuance of 18,336 shares of common stock -

    exercise of options                                  18,336         --            230          --            --             230

Additional costs related to prior year

    stock issuance                                         --           --           (161)         --            --            (161)
                                                     ----------   ----------   ----------    ----------    ----------    ----------
Balance, September 30, 2005                          15,319,241   $       15   $  159,407    $  (27,158)   $     --      $  132,264
                                                     ==========   ==========   ==========    ==========    ==========    ==========

See accompanying notes to financial statements.

                                                                 5

                                                     NUCO2 INC.
                                              STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                    (UNAUDITED)

                                                                                  Three Months Ended September 30,
                                                                                  --------------------------------
                                                                                      2005              2004*
                                                                                      ----              -----

Cash flows from operating activities:
Net income                                                                      $    2,955       $     1,854
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization of property and equipment                    3,650             3,263
          Amortization of other assets                                                 654               476
          Amortization of original issue discount                                      -                 106
          Paid-in-kind interest                                                        -                 334
          Loss on asset disposal                                                       807               161
          Change in net deferred tax asset                                           1,710               -
          Stock option compensation                                                    298               -
          Gain on financial instrument                                                (177)              -
          Changes in operating assets and liabilities:
              Decrease (increase) in:
                  Trade accounts receivable                                         (2,192)           (1,078)
                  Inventories                                                            3               (30)
                  Prepaid insurance expense and deposits                              (271)             (371)
                  Prepaid expenses and other current assets                           (787)             (324)
              Increase (decrease) in:
                  Accounts payable                                                     874                12
                  Accrued expenses                                                     297               182
                  Accrued insurance                                                     68              (100)
                  Accrued payroll                                                     (439)           (1,290)
                  Accrued interest                                                      58               (67)
                  Other current liabilities                                             48                45
                  Customer deposits                                                     71               104
                                                                                ----------       -----------

              Net cash provided by operating activities                              7,627             3,277
                                                                                ----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                                               (6,391)           (4,037)
   Increase in deferred lease acquisition costs                                       (587)             (404)
   Acquisition of businesses                                                        (4,653)              -
   Increase in other assets                                                             (2)              -
                                                                                ----------       -----------

              Net cash used in investing activities                             $  (11,633)      $    (4,441)
                                                                                ==========       ===========

See  accompanying  notes to financial  statements.
*Reclassified  to conform to current year presentation.

                                                                 6

                                                 NUCO2 INC.
                                          STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                 (CONTINUED)

                                                                           Three Months Ended September 30,
                                                                           --------------------------------
                                                                                  2005          2004*
                                                                                  ----          -----
Cash flows from financing activities:
   Net proceeds from issuance of long-term debt                                 $ 6,500       $ 7,650
   Repayment of long-term debt                                                   (3,400)       (4,272)
   Issuance costs - common stock                                                   (161)         --
   Increase in deferred financing costs                                             (18)         (358)
   Exercise of options and warrants                                                 230           831
                                                                                -------       -------

      Net cash provided by financing activities                                   3,151         3,851
                                                                                -------       -------

Increase (decrease) in cash and cash equivalents                                   (855)        2,687
Cash and cash equivalents, beginning of period                                      968           505
                                                                                -------       -------

Cash and cash equivalents, end of period                                        $   113       $ 3,192
                                                                                =======       =======

Supplemental disclosure of cash flow information:
   Cash paid during the period for:

      Interest                                                                  $   307       $ 1,667
                                                                                =======       =======

      Income taxes                                                              $    14       $    75
                                                                                =======       =======

See  accompanying  notes to financial  statements.
*Reclassified  to conform to current year presentation.

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

          The financial information included in this report has been prepared in conformity  with  the  accounting  principles  and  methods  of  applying  those accounting  principles,  reflected in the Company's audited financial statements for the fiscal  year ended June 30,  2005  included  in Form 10-K filed with the
Securities and Exchange Commission.

          All adjustments  necessary for a fair statement of the results for the interim periods presented have been recorded. This quarterly report on Form 10-Q should be read in conjunction with the Company's  audited  financial  statements for the fiscal  year ended June 30,  2005.  The  results of  operations  for the periods  presented are not necessarily  indicative of the results to be expected for the full fiscal year.  The Company  anticipates  that reported  revenue will fluctuate on a quarterly basis due to seasonal  variations.  Based on historical data and expected trends, the Company anticipates that revenue from the delivery of CO2 will be highest in the first quarter and lowest in the third quarter.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

          In December  2004,  the FASB  revised  SFAS No. 123,  "ACCOUNTING  FOR
STOCK-BASED  COMPENSATION"  through  the  issuance  of SFAS  123-R  "SHARE-BASED
PAYMENTS"  ("SFAS  123-R").  SFAS  123-R  supersedes  APB  25  and  its  related implementation  guidance.  SFAS  123-R  requires  all  share-based  payments  to employees,  including grants of employee stock options,  to be recognized in the statement of operations based on their fair value and vesting schedule. However,
SFAS 123-R  does not change the  accounting  guidance  for  share-based  payment transactions  with  parties  other  than  employees  provided  in  SFAS  123  as originally issued and EITF Issue No. 96-18,  "ACCOUNTING FOR EQUITY  INSTRUMENTS
THAT ARE ISSUED TO OTHER THAN  EMPLOYEES FOR ACQUIRING,  OR IN CONJUNCTION  WITH
SELLING,  GOODS OR SERVICES." The Company  adopted SFAS 123-R effective with the fiscal  quarter  beginning July 1, 2005 on a "modified  prospective  basis," and accordingly,  pro forma  disclosure of net income and earnings per share,  is no longer an alternative  to recognition in the statement of operations.  (See Note
7)

NOTE 3.   ACQUISITIONS

          On  October 1,  2004,  the  Company  purchased  the bulk CO2  beverage carbonation business of privately owned Pain Enterprises,  Inc., of Bloomington,
Indiana  ("Pain"),  for total cash  consideration of $15.7 million.  The Company acquired  approximately  9,000 net customer  accounts,  including 6,300 tanks in service,  vehicles,  parts,  and supplies.  The  acquisition  of Pain's bulk CO2 beverage carbonation business,  which operated in 12 Midwestern and Southeastern states: Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri,
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

          On June 30, 2005, the Company  acquired  approximately  1,200 customer accounts and 1,000 bulk CO2 tanks, most of which were in service, from Coca-Cola
Enterprises, Inc. ("CCE") for approximately $1.4 million. The purchase price was allocated  between tangible and intangible  assets as follows:  $1.0 million for tangible  assets,  and $0.4 million for intangible  assets.  Tangible assets are being  depreciated  over a weighted  average life of 12 years,  while intangible assets are being amortized over a weighted average life of 8.5 years.

          On September 30, 2005, the Company purchased the beverage  carbonation business of privately  owned Bay Area  Equipment  Co., Inc.  ("BAE"),  for total consideration of $5.2 million, of which $4.6 million was paid at closing and the remaining $0.6 million is payable over the next two years.  The Company acquired approximately  2,500  customer  accounts,  including  1,000  tanks  in  service, vehicles,  parts,  and supplies.  The acquisition of BAE's beverage  carbonation business,  which operated in northern  California,  provides further penetration and increased operating efficiencies in that market.

          The purchase price was allocated  between tangible assets,  intangible assets, and goodwill as follows:  $1.4 million for tangible assets, $2.0 million for intangible  assets and $1.8 million for goodwill.  Tangible assets are being depreciated over a weighted average life of 8.3 years,  while intangible assets, excluding  goodwill,  are being  amortized  over a weighted  average life of 4.9 years.

          Goodwill  was  recorded  as the  purchase  price  of  the  acquisition exceeded the fair market value of the tangible and  intangible  assets  acquired and is a direct  result of  synergies  arising  from the  transaction.  Both the purchase  price  allocation  and the  useful  lives of  purchased  tangible  and intangible  assets were derived with the assistance of an independent  valuation consultant and other independent sources as appropriate.  The valuation analysis provided by the independent valuation consultant and the Company's evaluation of assets received are  preliminary  and subject to completion,  which should occur prior to December 31, 2005. As such,  the  allocation  of the purchase  price is subject to change.  Factors  that could  impact the  allocation  of the purchase price are the final  determination  of the number of customers  acquired and the fair market value of certain tangible and intangible  assets received as part of the transaction.  However, based on information currently available, the Company does not anticipate significant changes to the purchase price allocation.

          The  results  of  operations  for the  Pain and CCE  acquisitions  are included in the statement of operations for the three months ended September 30,
2005.  As BAE was  acquired  on  September  30,  2005,  none of its  results  of operations  have been included in the Company's  statement of operations for the three months then ended.  However,  the following unaudited pro forma results of operations (in thousands,  except per share amounts) have been prepared assuming the acquisitions described above had occurred as of the beginning of the periods presented in the Company's financial  statements,  including  adjustments to the
financial   statements  for   additional   depreciation   of  tangible   assets,
amortization  of  intangible  assets,  and  increased  interest on borrowings to finance the  acquisitions.  The  unaudited pro forma  operating  results are not necessarily  indicative of operating  results that would have occurred had these acquisitions been consummated as of the beginning of the periods  presented,  or of future operating results. In certain cases, the operating results for periods prior to the acquisitions are based on (a) unaudited  financial data provided by the seller or (b) an estimate of  revenues,  cost of  revenues  and/or  selling, general and administrative  expenses based on information provided by the seller or otherwise available to the Company. Inasmuch as the Company acquired customer accounts,  tanks at  customer  sites and other  assets  related to the  beverage carbonation  businesses of Pain, CCE and BAE,  certain  operational  and support costs  provided for by the sellers are not  applicable to the Company's  cost of servicing these customers and were therefore  eliminated;  however,  the Company
incurred   approximately   $0.5  million  in  non-recurring   costs  during  the
integration phase of the Pain acquisition that are included in the unaudited pro forma results for the three months ended  September 30, 2004,  presented  below.
Integration costs associated with CCE were minimal.

Unaudited Pro Forma:

                                                            Three Months Ended
                                                               September 30,
                                                          ----------------------
                                                             2005        2004
                                                          --------     --------
Total revenues                                            $ 28,460     $ 25,323
Operating income                                             5,132        4,721

Net income                                                   2,985        2,285
Preferred stock dividends                                     --           (135)
                                                          --------     --------
Net income available to common shareholders               $  2,985     $  2,150
                                                          ========     ========
Basic income per share                                    $   0.19     $   0.19
                                                          ========     ========
Diluted income per share                                  $   0.19     $   0.17
                                                          ========     ========

NOTE 4.   EARNINGS PER SHARE

          The  Company  calculates  earnings  per share in  accordance  with the requirements of SFAS No. 128,  "EARNINGS PER SHARE." The weighted average shares outstanding  used to  calculate  basic  and  diluted  earnings  per  share  were calculated as follows (in thousands):

                                               Three Months Ended September 30,
                                               --------------------------------
                                                       2005        2004
                                                       ----        ----

Weighted average shares outstanding - basic           15,309      11,200

Outstanding  options and warrants to purchase
 shares of common stock - remaining shares
 after assuming repurchase with proceeds
 from exercise                                           552       1,525
                                                     -------      ------
Weighted average shares outstanding - diluted         15,861      12,725
                                                     =======      ======

          In August 2004,  5,000 shares of the  Company's  redeemable  preferred stock were converted into 754,982  shares of common stock.  The remaining  2,500 shares of  redeemable  preferred  stock were  converted  into 247,420  shares of common  stock  in  December  2004.  As of  September  30,  2004,  the  Company's
outstanding  redeemable  preferred stock was convertible  into 240,591 shares of common stock. However, the Company excluded the effects of the conversion of its outstanding  redeemable  preferred stock using the "if converted" method, as the effect would be anti-dilutive for that period. (See Note 6)

          The following  table  presents the  Company's net income  available to common  shareholders  and income per share,  basic and  diluted  (in  thousands, except per share amounts):

                                                Three Months Ended September 30,
                                                --------------------------------
                                                      2005           2004
                                                    --------       --------

Net income                                          $  2,955       $  1,854
Redeemable preferred stock dividends                    --             (135)
                                                    --------       --------
Net income -
    available to common shareholders                $  2,955       $  1,719
                                                    ========       ========

Weighted average outstanding shares
    of common stock:

Basic                                                 15,309         11,200
Diluted                                               15,861         12,725

Basic income per share                              $   0.19       $   0.15
                                                    ========       ========
Diluted income per share                            $   0.19       $   0.14
                                                    ========       ========

NOTE 5.   LONG-TERM DEBT

          (A) CURRENT FACILITY

          On May 27, 2005, the Company terminated its Senior Credit Facility (as hereinafter  defined) and entered into a $60.0 million revolving credit facility with Bank of America, N.A. (the "2005 Credit Facility"),  maturing May 27, 2010.
The  Company  is  entitled  to select  either  Base Rate Loans (as  defined)  or
Eurodollar  Rate Loans (as  defined),  plus  applicable  margin,  for  principal borrowings under the 2005 Credit Facility.  Applicable margin is determined by a pricing grid based on the Company's  Consolidated Leverage Ratio (as defined) as follows:

                                       10

        ---------------------------------------------------------------------
        Pricing  Consolidated Leverage          Eurodollar Rate   Base Rate
        Level    Ratio                          Loans             Loans
        ---------------------------------------------------------------------
        I        Greater than or equal to       2.250%            0.750%
                 2.50x
        ---------------------------------------------------------------------
        II       Less than 2.50x but greater    2.000%            0.500%
                 than or equal to 2.00x
        ---------------------------------------------------------------------
        III      Less than 2.00x but greater    1.750%            0.250%
                 than or equal to 1.50x
        ---------------------------------------------------------------------
        IV       Less than 1.50x but greater    1.500%            0.000%
                 than or equal to 0.50x
        ---------------------------------------------------------------------
        V        Less than 0.50x                1.250%            0.000%
        ---------------------------------------------------------------------

          Interest is payable  periodically on borrowings  under the 2005 Credit
Facility. The 2005 Credit Facility is uncollateralized.  The Company is required to meet certain affirmative and negative covenants,  including,  but not limited to, financial  covenants.  The Company is required to assess compliance with the financial  covenants under the 2005 Credit Facility on a quarterly basis.  These financial  covenants  are  based  on a  measure  that  is  not  consistent  with accounting  principles generally accepted in the United States of America.  Such measure is EBITDA (as  defined),  which  represents  earnings  before  interest, taxes,  depreciation  and  amortization,  as further modified by certain defined adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place the Company in default and cause the debt outstanding under the 2005
Credit Facility to immediately  become due and payable.  As of June 30, 2005 and
September 30, 2005, the Company was in compliance  with all covenants  under the
2005 Credit Facility.

          The Company  recorded $0.4 million in financing costs  associated with the 2005 Credit  Facility.  Such costs are being  amortized over the life of the
2005 Credit Facility.

          As of September  30, 2005,  a total of $35.1  million was  outstanding pursuant to the 2005 Credit  Facility,  with a weighted average interest rate of
5.4% per annum.

          (B) PREVIOUS FACILITIES

          As of September 30, 2004 the Company  maintained a $50 million  senior credit facility with a syndicate of banks (the "Senior Credit Facility") and was also  obligated  under  subordinated  promissory  notes (the "New Notes"),  with aggregate balances  outstanding of $40 million and $31.4 million,  respectively.
Borrowings  under the Senior  Credit  Facility  and New Notes bore  interest  at weighted  average  interest  rates of 6.6% and  18.0% per  annum,  respectively, during the three months ended  September 30, 2004. On April 4, 2005, the Company used $34.3 million of the net proceeds from the sale of 2,041,713  shares of its common stock in an underwritten  public offering in March 2005 to redeem the New
Notes at 106% of the original principal amount plus accrued interest.

          The Company was  required to meet  certain  affirmative  and  negative covenants,  including,  but not limited to,  financial  covenants under both the
Senior Credit Facility and the New Notes. The Company was in compliance with all covenants as of September 30, 2004 and through the quarter ended March 31, 2005.

          During  fiscal  2004,  warrants  to  purchase  75,000  shares  of  the
Company's  common stock issued in connection  with the New Notes were  exercised for proceeds of $0.7  million,  recorded as  additional  paid-in-capital  on the
Company's  balance sheet as of June 30, 2004.  During  fiscal 2005,  warrants to purchase  893,956 shares of the Company's common stock issued in connection with subordinated  promissory  notes  issued  in 1997 and 1999  (the  "1997  and 1999
Notes") and New Notes were exercised for proceeds of $0.7 million. In connection with certain  cashless  exercises,  warrants to purchase  389,528  shares of the
Company's  common stock were  canceled.  As of September  30, 2005,  no warrants issued in connection with the 1997 and 1999 Notes or New Notes were outstanding.

          (C) HEDGING ACTIVITIES

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

          The Company uses derivative instruments to manage exposure to interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of this exposure.  In order to reduce the Company's  exposure to increases in Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap transaction (the "Prior Swap") on October 2, 2003, in the amount of $20.0 million (the "Prior Notional Amount") with an effective date of March 15, 2004 and a maturity  date of September  15,  2005.  Pursuant to the
Prior  Swap,  the  Company  paid a fixed  interest  rate of 2.12%  per annum and received a  Eurodollar-based  floating rate. The effect of the Prior Swap was to neutralize any changes in Eurodollar rates on the Prior Notional Amount.  As the
Prior  Swap was not  effective  until  March  15,  2004 and no cash  flows  were exchanged prior to that date, the Prior Swap did not meet the requirements to be designated as a cash flow hedge. As such, an unrealized loss of $0.2 million was recognized in the Company's results of operations for the fiscal year ended June
30, 2004,  reflecting  the change in fair value of the Prior Swap from inception to the effective date. As of March 15, 2004, the Prior Swap met the requirements to be  designated  as a cash  flow  hedge  and was  deemed  a  highly  effective transaction.  Accordingly,  the Company  recorded $0.2 million  representing the change in fair value of the Prior Swap from March 15, 2004 through September 15,
2005, as other comprehensive  income, which was reversed upon the termination of the Prior Swap in September  2005. In addition,  upon  termination  of the Prior
Swap,  the Company  reversed  the  unrealized  loss of $0.2  million  previously recognized in the Company's results of operations.

          In order to reduce the  Company's  exposure to increases in Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into a new interest rate swap  transaction  (the "2005 Swap"),  comprised of two instruments  ("Swap A" and "Swap B"), on September  28, 2005,  with an effective date of October 3, 2005. Swap A, in the amount of $15.0 million (the "A Notional
Amount"),  matures on October 3, 2008 and Swap B, in the amount of $5.0  million
(the "B Notional Amount"), matures on April 3, 2007. Pursuant to Swap A and Swap
B, the  Company  will pay a fixed  interest  rate of 4.69% and 4.64% per  annum, respectively,  and receive a  Eurodollar-based  floating rate. The effect of the
2005  Swap  will be to  neutralize  any  changes  in  Eurodollar  rates on the A
Notional Amount and the B Notional Amount.  The 2005 Swap meets the requirements to be  designated  as a  cash  flow  hedge  and is  deemed  a  highly  effective transaction. Accordingly, changes in the fair value of Swap A and Swap B will be recorded as other comprehensive income (loss).

NOTE 6.   REDEEMABLE PREFERRED STOCK

          As of September 30, 2004, the Company had redeemable  preferred  stock outstanding with a liquidation  preference of $3.1 million, and during the three months  then ended the  carrying  amount  (and  liquidation  preference)  of the redeemable preferred stock was increased by $0.1 million for dividends accrued.

          During the three months ended September 30, 2004, redeemable preferred stock with a  liquidation  preference  of $7.0 million was  converted to 754,982 shares of common  stock.  In addition,  during  December  2004,  the  redeemable preferred stock outstanding at September 30, 2004, with a liquidation preference of $3.2 million at the date of  conversion,  was converted to 247,420  shares of common stock.

NOTE 7.   SHAREHOLDERS' EQUITY

(A)       NON-QUALIFIED STOCK OPTIONS

          In January 2001,  the Company  granted to each  non-employee  director options for 10,000  shares of common stock.  An aggregate of 50,000  options was granted at an  exercise  price of $7.82 per share.  In March  2003,  the Company granted to each non-employee  director options for 6,000 shares of common stock, or an aggregate of 36,000  options,  at an exercise price of $4.85 per share. In
September 2003, the Company granted to two of its non-employee directors options for 22,000  shares of common  stock,  or an aggregate of 44,000  options,  at an exercise  price of $8.91 per share.  In  addition,  in March  2004,  the Company granted a non-employee  director  options for 6,000 shares of common stock at an exercise  price of $16.25 per share.  The exercise price for all grants is equal to the average  closing price of the common stock on the Nasdaq  National Market for the 20 trading  days prior to the grant date.  All options  vest in three to five equal  annual  installments  commencing  upon  issuance and have a ten-year term. No non-qualified options were granted or exercised during the three months ended September 30, 2004 and 2005.

          The following summarizes non-qualified options:

                                                                    Weighted Average
                                                     Options       Exercise Price Per     Options
                                                    Outstanding        Option            Exercisable
                                                    ------------   ------------------    -----------
Outstanding At June 30, 2004                             136,000   $          7.76        78,667
         Exercised                                          --                 --
                                                    ------------
Outstanding at September 30, 2004                        136,000   $          7.76        93,334
                                                    ============

Outstanding at June 30, 2005                              84,667   $          8.29        66,001
         Exercised                                          --                 --
                                                    ------------
Outstanding at September 30, 2005                         84,667   $          8.29        80,667
                                                    ============

          The following table sets forth certain information as of September 30,
2005:

                                      Options Outstanding
                    --------------------------------------------------------------
                                    Weighted         Weighted        Aggregate
Range of Exercise     Options        Average     Average Exercise  Intrinsic Value
     Prices         Outstanding  Remaining Life      Price            (O00)
-----------------   -----------  --------------  ----------------  ---------------
$ 4.85 - $10.00         78,667         6.99          $  7.69          $ 1,388
$ 10.01 - $15.00          --            --               --               --
$ 15.01 - $20.00         6,000         8.50            16.25               55
                    -----------  --------------  ----------------  ---------------
                        84,667         7.10          $  8.29          $ 1,443
                    ===========  ==============  ================  ===============

                                     Options Exercisable
                    ------------------------------------------------------------
                                    Weighted         Weighted       Aggregate
Range of Exercise     Options        Average         Average     Intrinsic Value
     Prices         Exercisable  Remaining Life  Exercise Price     (000)
-----------------   -----------  --------------  --------------  ---------------
$ 4.85 - $10.00         78,667        6.99            $ 7.69        $ 1,388
$ 10.01 - $15.00           --           --               --             --
$ 15.01 - $20.00         2,000        8.50             16.25            18
                    -----------  --------------  --------------  ---------------
                        80,667        7.02            $ 7.90        $ 1,406
                    ===========  ==============  ==============  ===============

(b)       STOCK OPTION PLANS

          The Board of  Directors  of the Company  adopted the 1995 Stock Option
Plan (the "1995  Plan").  Under the 1995 Plan,  the Company  reserved  2,400,000 shares of common stock for employees of the Company. Under the terms of the 1995
Plan,  options granted may be either  incentive  stock options or  non-qualified stock options.  The exercise  price of incentive  stock options must be at least equal to 100% of the fair market value of the Company's common stock at the date of the grant, and the exercise price of  non-qualified  stock options may not be less than 75% of the fair market value of the Company's common stock at the date of the grant.  The maximum  term for all  options is ten years,  with a weighted average  remaining  contractual  life of 7.3  years as of  September  30,  2005.
Options granted to date generally vest in equal annual  installments  from three to five years,  though a limited number of grants were  partially  vested at the grant date, or vest over a period of one to two years. The weighted-average fair value per share of options  granted during the three months ended  September 30,
2005 and 2004, was $4.84 and $5.70, respectively.

          The following summarizes the transactions pursuant to the 1995 Plan:

                                                                    Weighted Average
                                                     Options       Exercise Price Per     Options
                                                    Outstanding        Option            Exercisable
                                                    ------------   ------------------    -----------

Outstanding at June 30, 2004                           1,504,523   $         10.55       865,653
         Granted                                           1,000             19.41
         Expired or canceled                                (688)            18.02
         Exercised                                        (7,159)             9.36
                                                    ------------
Outstanding at September 30, 2004                      1,497,676   $         10.56       900,914
                                                    ============

Outstanding at June 30, 2005                           1,419,902   $         14.31       921,002
         Granted                                           8,225             25.52
         Expired or canceled                              (4,042)            15.98
         Exercised                                       (18,336)            12.55
                                                    ------------
Outstanding at September 30, 2005                      1,405,749   $         14.39       935,730
                                                    ============

          The following table sets forth certain information as of September 30,
2005:

                                      Options Outstanding
                    --------------------------------------------------------------
                                    Weighted         Weighted        Aggregate
Range of Exercise     Options        Average     Average Exercise  Intrinsic Value
     Prices         Outstanding  Remaining Life      Price            (O00)
-----------------   -----------  --------------  ----------------  ---------------
$  5.01 - $10.00       480,969         6.04          $  7.54          $    8,559
$ 10.01 - $15.00       454,129         6.32            12.53               5,814
$ 15.01 - $20.00       172,926         8.74            19.29               1,045
$ 20.01 - $26.00       297,725         9.75            25.44                  53
                     ---------         ----          --------         ----------
                     1,405,749         7.25          $  14.39         $   15,471
                     =========         ====          ========         ==========

                                     Options Exercisable
                    ------------------------------------------------------------
                                    Weighted         Weighted       Aggregate
Range of Exercise     Options        Average         Average     Intrinsic Value
     Prices         Exercisable  Remaining Life  Exercise Price     (000)
-----------------   -----------  --------------  --------------  ---------------

$  5.01 - $10.00       409,607        5.81            $ 7.39        $ 7,348
$ 10.01 - $15.00       369,366        6.01             12.26          4,831
$ 15.01 - $20.00        82,326        8.75             19.28            498
$ 20.01 - $26.00        74,431        9.75             25.44             13
                       -------        ----            ------        -------
                       935,730        6.46            $11.79        $12,691
                       =======        ====            ======        =======

          The Board of Directors  of the Company  adopted the  Directors'  Stock
Option  Plan  (the   "Directors'   Plan").   Under  the  Directors'  Plan,  each
non-employee  director  received options for 6,000 shares of common stock on the date of his or her first election to the Board of Directors. In addition, on the third  anniversary of each director's  first election to the Board of Directors, and on each  three  year  anniversary  thereafter,  each  non-employee  director received an  additional  option to purchase  6,000 shares of common  stock.  The exercise price per share for all options  granted under the Directors'  Plan was equal to the fair market value of the common stock as of the date of grant.  All options  vest  in  three  equal  annual  installments  beginning  on  the  first anniversary of the date of grant. The maximum term for all options is ten years, with a weighted average remaining  contractual life of 6.7 years as of September
30, 2005.  No options were granted  under the  Directors'  Plan during the three months ended September 30, 2004.

          The following  summarizes the transactions  pursuant to the Directors'
Plan:

                                                   Options       Exercise Price Per        Options
                                                 Outstanding           Option            Exercisable
                                                 -----------           ------            -----------

          Outstanding at June 30, 2004             79,914           $   10.54              53,994
                   Exercised                       (1,914)              10.83
                                                 -------
          Outstanding at September 30, 2004        78,000           $   10.54              60,000
                                                 =======

          Outstanding at June 30, 2005             33,000           $   15.53              19,000
                   Exercised                         --                  --
                                                 -------
          Outstanding at September 30, 2005        33,000           $   15.53              19,000
                                                 =======

          The following table sets forth certain information as of September 30,
2005:

                                    Options Exercisable                                       Options Exercisable
                   ---------------------------------------------------------  ------------------------------------------------------

                                                                                                                          Aggregate
                                  Weighted        Weighted      Aggregate                     Weighted        Weighted    Intrinsic
Range of Exercise    Options       Average        Average    Intrinsic Value    Options        Average        Average       Value
     Prices        Exercisable Remaining Life Exercise Price    (000)         Exercisable  Remaining Life Exercise Price    (000)
-----------------  ----------- -------------- -------------- ---------------  -----------  -------------- -------------- -----------

$ 10.01 - $15.00       15,000       4.35           $ 12.50      $ 193           15,000         4.35          $ 12.50        $ 193
$ 15.01 - $20.00       12,000       8.44             15.74        115            4,000         8.44            15.74           38
$ 20.01 - $26.00        6,000       9.22             22.70         16              -             -                -             -
                      -------      -----           -------      -----          -------        -----          -------        -----
                       33,000       6.73           $ 15.53      $ 324           19,000         5.21          $ 13.18        $ 231
                      =======      =====           ========     ======         =======        =====          =======        =====

            (C) SHARE-BASED COMPENSATION

          Prior to July 1, 2005, the Company  followed the guidance of Statement
of  Financial   Accounting   Standards  No.  123,  "ACCOUNTING  FOR  STOCK-BASED
COMPENSATION" ("SFAS 123"), which allowed an entity to continue to measure stock option  compensation  cost using the accounting method prescribed by APB Opinion
No. 25,  "ACCOUNTING  FOR STOCK ISSUED TO EMPLOYEES"  ("APB 25") and to make pro forma  disclosures  of net  income and  earnings  per share as if the fair value based method of accounting had been applied.

          In December 2004,  the FASB revised SFAS 123,  through the issuance of
SFAS 123-R "SHARE-BASED  PAYMENTS" ("SFAS 123-R").  SFAS 123-R supersedes APB 25 and its related  implementation  guidance.  SFAS 123-R requires all  share-based payments  to  employees,  including  grants of  employee  stock  options,  to be recognized in the statement of operations  based on their fair value and vesting schedule.  However,  SFAS  123-R does not change  the  accounting  guidance  for share-based  payment  transactions with parties other than employees provided in
SFAS 123 as originally  issued and EITF Issue No. 96-18,  "ACCOUNTING FOR EQUITY
INSTRUMENTS  THAT ARE  ISSUED  TO OTHER  THAN  EMPLOYEES  FOR  ACQUIRING,  OR IN
CONJUNCTION WITH

SELLING,  GOODS OR SERVICES." The Company  adopted SFAS 123-R effective with the fiscal  quarter  beginning July 1, 2005 on a "modified  prospective  basis," and accordingly,  pro forma  disclosure of net income and earnings per share,  is no longer an alternative to recognition in the statement of operations.

            As  permitted  by SFAS 123 and SFAS  123-R,  the fair  value of each employee stock option is estimated on the date of grant using the  Black-Scholes option  pricing model with the  significant  assumptions  noted in the following table. Expected volatilities are based on historical volatility of the Company's common  stock,  and other  factors.  The Company uses both  historical  data and prospective trends to estimate option exercises and employee terminations within the valuation model;  separate groups of employees that have similar  historical exercise behavior are considered separately for valuation purposes. The expected term of options  granted  represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting  different behavior.  The risk-free rate for periods within the contractual life of the option is based on the U.S.  Treasury yield curve in effect at the time of grant.

                                             Three Months Ended September 30,
                                             --------------------------------
            Grants During:                        2005          2004
                                                 -----          ----

            Expected volatility                  25.0%          29.9%
            Weighted average volatility          25.0%          29.9%
            Risk free interest rate               4.06%          3.73%
            Expected dividend yield               0%             0%
            Expected term (in years)              2.25 years   3.0 years

            The Company recognized  $298,000 in stock option compensation during the three months ended  September 30, 2005,  $233,000 net of income  taxes.  The following table (in thousands,  except per share amounts) illustrates the effect on net income and  earnings  per share as if the  Company  had  applied the fair value recognition provisions of SFAS 123 during the three months ended September
30,  2004 to  stock-based  compensation  prior  to the  adoption  of SFAS  123-R effective July 1, 2005.  However,  no stock based compensation was recognized in the financial statements during that period pursuant to APB 25.

                                                                         Three Months Ended September 30,
                                                                         --------------------------------
                                                                            2005                  2004
                                                                           -----                  ----
Net income, as reported                                                  $   2,955              $ 1,854
Less:
   Stock-based compensation
       - fair value measurement prior to adoption of SFAS 123-R               --                   (362)
                                                                         ---------              -------
Net income, pro forma                                                        2,955                1,492
Preferred stock dividends                                                     --                   (135)
                                                                         ---------              -------
Net income available to
       common shareholders - pro forma                                   $   2,955              $ 1,357
                                                                         =========              =======

Basic income per share - reported                                        $    0.19              $  0.15
                                                                         =========              =======
Basic income per share - pro forma                                       $    0.19              $  0.12
                                                                         =========              =======

Diluted income per share - reported                                      $    0.19              $  0.14
                                                                         =========              =======
Diluted income per share - pro forma                                     $    0.19              $  0.11
                                                                         =========              =======

A summary of the Company's  nonvested  shares  granted under the  aforementioned plans as of September 30, 2005,  and changes during the three months ended as of that date, is presented as follows:

                                                        Weighted Average
                                                        Grant-date Fair
                                             Shares           Value
                                             --------   ----------------
Nonvested as of June 30, 2005                531,566        $   5.74
Granted                                        8,225            4.84
Vested                                       (29,394)           2.10
Exercised                                    (18,336)           4.37
Forfeited                                     (4,042)           4.93
                                            --------        --------
Nonvested as of September 30, 2005           488,019        $   6.00
                                            ========        ========

            The aggregate  intrinsic value of options exercised during the three months  ended  September  30, 2005 and 2004 was $0.2  million and $0.1  million, respectively.  As of  September  30,  2005,  there  was  $2.4  million  of total unrecognized  compensation  cost related to nonvested  share-based  compensation arrangements  granted under the  aforementioned  plans, which will be recognized over a weighted average life of 2.9 years.

NOTE 8.     COMPREHENSIVE INCOME

            The  components  of  comprehensive  income  are as  follows  for the periods presented (in thousands):

                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                         2005            2004
                                                         -----           ----
        Net income                                      $ 2,955        $ 1,854
        Interest rate swap transaction (Note 5)            (242)           (36)
                                                        -------        -------

        Comprehensive income                            $ 2,713        $ 1,818
                                                        =======        =======

NOTE 9.     INCOME TAXES

            The  Company's  deferred  tax  assets  include  the  benefit  of net operating  loss  carryforwards  incurred by the Company  through the fiscal year ended June 30, 2005.  While the Company attained  profitability  during the year ended  June  30,  2004,  based  on the  consideration  of  all of the  available evidence,  including the recent  history of losses,  management  concluded as of
June 30, 2004, that it was more likely than not that all of the net deferred tax assets  would not be  realized.  Accordingly,  the Company  recorded a valuation allowance  equal to the net  deferred  tax  assets  at that  time.  Prior to the reversal  of the  valuation  allowance  as of June 30,  2005,  a portion  of the
Company's  taxable  income was subject to the  alternative  minimum tax ("AMT"), which is  reflected  in its  statement  of  operations  for three  months  ended
September 30, 2004 along with a provision for state income taxes.

            However,  as of June 30, 2005, after  consideration of all available positive and negative  evidence,  it was  concluded  that the deferred tax asset relating to the Company's net operating loss carryforwards will more likely than not be realized in the future. As a result,  the entire valuation  allowance was reversed and  reported as a component  of the fiscal 2005 income tax  provision.
Accordingly, during the quarter ended September 30, 2005, the Company recognized a  provision  for  income  taxes of $1.9  million in its  results of  operations consistent with its effective tax rate of approximately 39%. However,  while the
Company  anticipates  continuing  to  recognize a full tax  provision  in future periods,  the Company expects to pay only AMT and  state/local  taxes until such time that its net operating loss carryforwards are fully utilized.

            The  Company  will  continue  to  evaluate  whether  or not  its net deferred tax assets will be fully realized prior to expiration. Should it become more likely than not that all or a portion of the net  deferred  tax assets will not be realized, a valuation allowance will be recorded.

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

NOTE 10.    CONTINGENCIES

            The  Company is  continuing  to  evaluate  the  impact of  Hurricane
Katrina, a major hurricane,  which directly or indirectly impacted the Company's operations and assets in northwest Florida and in portions of Alabama, Louisiana and  Mississippi.  Several  cities  along the  coast of the Gulf of Mexico  were devastated,  including  New Orleans,  Louisiana and Biloxi,  Mississippi.  Along
these coastal areas, the Company has approximately  500 customers,  representing annualized revenues of $0.5 million,  directly impacted such that the operations of those  customers  will be disrupted on a permanent  or  long-term  basis.  In addition, the Company has tanks and other assets at customer sites and at depots which  may not be  recoverable.  Accordingly,  during  the  three  months  ended
September  30, 2005,  the Company  recognized  an expense of $0.5 million in its statement  of  operations,  including  a reserve at  September  30, 2005 of $0.3 million,  primarily  for  unrecoverable  or impaired  assets,  unamortized  tank
installation   and  placement  costs,   and  accounts   receivable   deemed  not
collectible.  However, as the Company continues to examine the recoverability of assets and evaluate each impacted  customer,  actual losses  incurred may differ from the recognized reserve.

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
CAUTIONED THAT THESE  FORWARD-LOOKING  STATEMENTS ARE ONLY  PREDICTIONS  AND ARE
SUBJECT TO RISKS, UNCERTAINTIES,  AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.
THEREFORE,  ACTUAL  RESULTS  MAY  DIFFER  MATERIALLY  AND  ADVERSELY  FROM THOSE
EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

            We believe we are the leading  supplier of bulk CO2 systems and bulk
CO2 for carbonating  fountain beverages in the United States based on the number of bulk CO2 systems leased to customers. As of September 30, 2005, we operated a national  network  of 119  service  locations  servicing  approximately  103,000 customer  locations in 45 states.  Currently,  virtually  all fountain  beverage users in the  continental  United States are within our present service area. On
October 1, 2004, we purchased the bulk CO2 beverage carbonation business of Pain
Enterprises,  Inc. The  transaction  involved the  acquisition of  approximately
9,000  customer  accounts,  including  approximately  6,300  tanks  in  service, vehicles,  parts, and supplies.  The acquisition of Pain  Enterprises'  bulk CO2 beverage carbonation business in 12 Midwestern and Southeastern states: Florida,
Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri, Minnesota, Ohio,
Tennessee and Wisconsin,  provides further  penetration into markets in which we operate.  In  addition,  on  September  30,  2005,  we  purchased  the  beverage carbonation  business of Bay Area Equipment Co., Inc. We acquired  approximately
2,500 customer accounts,  including 1,000 tanks in service, vehicles, parts, and supplies. The acquisition of Bay Area Equipment's beverage carbonation business, which operated in northern California provides further penetration and increased operating efficiencies in that market.

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

            We have entered into 36 master service  agreements  which include 33 of the largest 100 restaurant and convenience store chains that provide fountain beverages. These master service agreements generally provide for a commitment on the part of the operator for all of its currently  owned  locations and may also include future locations.  We currently service  approximately  39,000 chain and franchisee locations with chains that have signed master service agreements.  We are actively  working on expanding the number of master service  agreements with numerous restaurant chains.

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

            Cost of products  sold is comprised of purchased CO2 and vehicle and service  location costs  associated  with the storage and delivery of CO2. As of
September  30,  2005,  we  operated  a fleet of  specialized  bulk CO2  delivery vehicles and technical  service  vehicles that logged  approximately  13 million miles in fiscal 2005.  While  significant  increases  in fuel prices  impact our operating costs,  such impact is largely offset by fuel surcharges billed to the majority of our  customers.  Consequently,  while the impact on our gross profit and operating income is substantially mitigated, rising fuel prices do result in lower gross  profit  margins.  Cost of  equipment  rentals is comprised of costs associated with customer equipment leases.  Selling,  general and administrative expenses consist of wages and benefits,  dispatch and  communications  costs, as well as expenses  associated  with  marketing,  administration,  accounting  and employee training. Consistent with the capital intensive nature of our business, we incur significant depreciation and amortization expenses. These stem from the
depreciation   of  our  bulk  CO2  systems  and  related   installation   costs,
amortization of deferred lease  acquisition  costs, and amortization of deferred financing costs and other intangible assets.  With respect to company owned bulk
CO2 systems,  we capitalize  installation  costs based on a standard  amount per installation that is associated with specific installations of such systems with customers under non-cancelable contracts and which would not be incurred but for a successful  placement.  All other service,  marketing and administrative costs are expensed as incurred.

            Since 1990,  we have  devoted  significant  resources  to building a sales and marketing organization, adding administrative personnel and developing a  national  infrastructure  to  support  the rapid  growth in the number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in accumulated net losses of $27.2 million at September 30, 2005.

RESULTS OF OPERATIONS

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which the various items bear to total revenues:

                                                          Three Months Ended September 30,
                                                          --------------------------------
Income Statement Data:                                    2005                      2004*
                                                          ----                      -----

Product sales                                              64.7%                     61.6%
Equipment rentals                                          35.3                      38.4
                                                          -----                     -----
Total revenues                                            100.0                     100.0

Cost of products sold, excluding
    depreciation and amortization                          43.0                      43.0
Cost of equipment rentals, excluding
    depreciation and amortization                           2.4                       2.5
Selling, general and administrative expenses               18.2                      18.6
Depreciation and amortization                              15.4                      17.1
Loss on asset disposal                                      3.0                       0.8
                                                          -----                     -----
Operating income                                           18.0                      18.0
Gain on financial instrument                               (0.6)                       --
Interest expense                                            1.3                       9.3
                                                          -----                     -----

Income before provision for income taxes                   17.3                       8.7
Provision for income taxes                                  6.7                       0.2
                                                          -----                     -----
Net income                                                 10.6%                      8.5%
                                                          =====                     =====

*Reclassified to conform to current year presentation.

THREE MONTHS ENDED  SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED  SEPTEMBER
30, 2004

TOTAL REVENUES

            Total  revenues  increased  by $6.0  million,  or 27.4%,  from $21.9 million in 2004 to $27.9  million in 2005.  Revenues  derived  from our bulk CO2 service  plans  increased by $4.8  million,  primarily due to an increase in the number of customer locations.  During the year, the number of customer locations utilizing our bulk CO2 services increased from 82,000 customers at September 30,
2004 to 103,000 at September  30,  2005,  due to strong  organic  growth and the purchase of approximately  9,000 customer locations from Pain Enterprises,  Inc.
on  October  1, 2004  which  generated  revenues  of $2.5  million  in 2005.  In addition,  revenues  derived from the sale of high pressure  cylinder  products, fuel surcharges, and other revenues increased by $1.2 million.

            The  following  table sets  forth,  for the periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                                                 Three Months Ended September 30,
                                                                 --------------------------------
            Service Plan                                             2005           2004
                                                                    -------        ------
              Bulk budget plan(1)                                    55.0%          61.5%
              Equipment lease/product purchase plan(2)               17.1           13.0
              Product purchase plan(3)                               10.3            8.9
              High pressure cylinder(4)                               5.0            5.5
              Other revenues(5)                                      12.6           11.1
                                                                    -----          -----
                                                                    100.0%         100.0%
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

            PRODUCT  SALES - Revenues  derived from the product sales portion of our service  plans  increased by $4.5 million,  or 33.9%,  from $13.5 million in
2004 to $18.0  million in 2005.  The increase in revenues is primarily  due to a
21.8% increase in the average  number of customer  locations  serviced  combined with an increase in the  quantity  of CO2 sold to the  average  customer  due in large part to the customers acquired in the Pain transaction on October 1, 2004.
In addition, the sales of products and services other than bulk CO2 increased by
$1.2 million due in large part to an increase in revenues  derived from cylinder products, fuel surcharges and other revenues.

            EQUIPMENT  RENTALS - Revenues  derived from the lease portion of our service plans increased by $1.4 million,  or 16.8%, from $8.4 million in 2004 to
$9.8 million in 2005, primarily due to a 21.0% increase in the average number of
customer   locations  leasing  equipment  from  us  and  price  increases  to  a significant  number of our customers  consistent  with the Consumer Price Index,
offset  by  incentive   pricing   provided  to  multiple   national   restaurant
organizations  utilizing our equipment  under the bulk budget plan and equipment lease/product  purchase plans pursuant to master service agreements.  The number of  customer  locations  renting  equipment  from us  increased  from  70,000 at
September 30, 2004 to 86,000 at September 30, 2005, due to strong organic growth and the purchase of approximately  6,300 customer locations  utilizing equipment rental plans from Pain Enterprises, Inc. on October 1, 2004.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of products  sold,  excluding  depreciation  and  amortization, increased from $9.4 million in 2004 to $12.0 million in 2005,  while  decreasing as a percentage of product sales revenue from 69.9% to 66.5%.

            Product costs increased by $1.2 million from $3.6 million in 2004 to
$4.8 million in 2005. The base price with our primary  supplier of CO2 increased by the Producer Price Index, while the volume of CO2 sold by us increased 31.2%, primarily  due to a 21.8%  increase  in our  average  customer  base  and a 7.5%
increase in CO2 sold to these  customers.  The  increase in the  quantity of CO2 sold to the average  customer is due in large part to the customers  acquired in the Pain transaction on October 1, 2004.

            Operational  costs,  primarily wages and benefits related to cost of products  sold,  increased  from $3.5  million in 2004 to $4.5  million in 2005, primarily due to a $0.8 million  increase in route driver costs  associated with an increased  customer  base.  As of September  30, 2005,  we had 329 drivers as compared to 279 at the same point last year.

            Truck delivery expenses  increased from $1.5 million in 2004 to $1.9 million in 2005 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies  in the timing and routing of deliveries.  While total miles driven increased by 16.5% on an average  customer base that  increased by 21.8%,  miles driven per average customer decreased 4.9%.

            Occupancy  and shop costs  related to cost of products sold remained steady at $0.8 million in both 2004 and 2005.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

            Cost of equipment rentals,  excluding depreciation and amortization, increased from $0.6 million in 2004 to $0.7 million in 2005 while  increasing as a percentage of equipment rentals revenue from 6.5% to 6.9%. The increase in the cost of  equipment  rentals is  primarily  related to  additional  refurbishment expense  associated with tanks acquired from Pain  Enterprises,  Inc. in October
2004, and the rental of bulk CO2 equipment from third parties.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

            Selling,  general  and  administrative  expenses  increased  by $1.0 million from $4.1 million in 2004 to $5.1 million in 2005, while decreasing as a percentage of total revenues from 18.6% in 2004 to 18.2% in 2005.

            Selling  related  expenses  increased  by $0.1  million,  from  $0.9 million  in 2004 to $1.0  million  in 2005,  primarily  the  result of  expenses directed towards training, marketing and growth opportunities.

            General and administrative  expenses  increased by $0.9 million,  or
26.3%,  from $3.2 million in 2004 to $4.1 million in 2005. This increase was the result of wage increases,  public company related expenses,  including  expenses related to the  Sarbanes-Oxley  Act of 2002, and the  recognition of share-based compensation expense during 2005 in accordance with SFAS 123-R.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization increased from $3.7 million in 2004 to
$4.3  million in 2005.  As a  percentage  of total  revenues,  depreciation  and amortization expense decreased from 17.1% in 2004 to 15.4% in 2005.

            Depreciation  expense  increased  from $3.3  million in 2004 to $3.7 million in 2005. The increase was due in large part to the purchase of tanks and equipment  from Pain  Enterprises,  Inc.,  and the purchase of new equipment for organic  customer  growth,  partially  offset  by a  $0.1  million  decrease  in depreciation  associated  with the  shortened  lives of certain small tanks that were partially impaired and scheduled to be phased out over a three to four year period commencing June 30, 2002.

            Amortization  expense  increased  from $0.4  million in 2004 to $0.6 million in 2005.  This increase is due in large part to a $0.2 million  increase in amortization  associated with the acquisition of customer  accounts and other intangible assets associated with the Pain Enterprises, Inc. transaction.

LOSS ON ASSET DISPOSAL

            Loss on asset  disposal  increased from $0.2 million in 2004 to $0.8 million in 2005, increasing as a percentage of total revenues from 0.8% to 3.0%.

            The loss on asset  disposal  in 2005  includes a reserve  for assets partially  or  totally  impaired  as a  result  of  Hurricane  Katrina.  We  are continuing to evaluate the impact of Hurricane Katrina, a major hurricane, which directly or indirectly  impacted our operations and assets in northwest  Florida and in portions of Alabama,  Louisiana and Mississippi.  Along the coastal areas in these states, we have  approximately 500 customers,  representing  annualized revenues of $0.5 million,  directly  impacted such that the  operations of those customers will be disrupted on a permanent or long-term  basis. In addition,  we have tanks and other  assets at  customer  sites and at depots  which may not be recoverable.  Accordingly,  during the three months ended September 30, 2005, we recorded a reserve of $0.3 million in our statement of operations, primarily for unrecoverable  or impaired assets,  unamortized tank  installation and placement costs, and accounts  receivable deemed not collectible.  However, as we continue to examine the  recoverability  of assets and evaluate each  impacted  customer, actual losses incurred may differ from the recognized reserve.

OPERATING INCOME

            For the reasons previously discussed,  operating income increased by
$1.1 million from $3.9 million in 2004 to $5.0 million in 2005.  As a percentage of total revenues, operating income remained steady at 18.0%.

GAIN ON FINANCIAL INSTRUMENT

            We use derivative  instruments  to manage  exposure to interest rate risks.  Our objectives for holding  derivatives  are to minimize the risks using the most  effective  methods to eliminate or reduce the impact of this exposure.
In  order  to  reduce  our  exposure  to  increases  in  Eurodollar  rates,  and consequently to increases in interest payments, we entered into an interest rate swap  transaction  (the "Prior Swap") on October 2, 2003, in the amount of $20.0 million  with an  effective  date of  March  15,  2004  and a  maturity  date of
September 15, 2005. As the Prior Swap was not effective until March 15, 2004 and no cash flows were exchanged prior to that date, the Prior Swap did not meet the requirements  to be designated as a cash flow hedge. As such, an unrealized loss of $0.2 million was  recognized in our results of operations for the fiscal year ended June 30, 2004,  reflecting the change in fair value of the Prior Swap from inception to the effective  date.  As of March 15, 2004,  the Prior Swap met the requirements  to be  designated  as a cash flow  hedge  and was  deemed a highly effective transaction.  Accordingly, we recorded the change in fair value of the
Prior  Swap  from  March  15,  2004  through   September   15,  2005,  as  other
comprehensive  income, which was reversed upon the termination of the Prior Swap in September 2005. In addition,  upon termination of the Prior Swap, we reversed the  unrealized  loss of $0.2 million  previously  recognized  in our results of operations.

INTEREST EXPENSE

            Interest expense decreased from $2.0 million in 2004 to $0.4 million in 2005,  while the effective  interest rate of our debt decreased from 12.0% in
2004 to 4.7% in 2005. This reduction in expense was due to the redemption of our
16.3% Senior Subordinated  Promissory Notes in April 2005 and the refinancing of our senior credit facility in May 2005. See "Liquidity and Capital Resources."

INCOME BEFORE PROVISION FOR INCOME TAXES

            For the reasons described above,  income before provision for income taxes increased from $1.9 million 2004 to $4.9 million in 2005.

PROVISION FOR INCOME TAXES

            Provision  for income taxes  increased  from $0.1 million in 2004 to
$1.9 million in 2005. As of June 30, 2005, after  consideration of all available positive  and  negative  evidence,  we  concluded  that the  deferred  tax asset relating to our net operating  loss  carryforwards  will more likely than not be realized in the future. Thus, the entire valuation allowance previously recorded was reversed.  Accordingly, during the three months ended September 30, 2005, we
recognized  a  tax  provision   consistent   with  our  effective  tax  rate  of
approximately 39%. However,  while we anticipate  continuing to recognize a full tax provision in future periods, we expect to pay only AMT and state/local taxes until such time that our net operating loss carryforwards are fully utilized.

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

NET INCOME

            For the reasons  described  above,  net income  increased  from $1.9 million 2004 to $3.0 million in 2005.

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

            EBITDA, as set forth in the table below (in thousands), increased by
$1.6 million, or 21.1%, from $7.7 million in 2004 to $9.3 million in 2005, while decreasing as a percentage of total revenues from 35.1% to 33.4%.

                                                     Three Months Ended
                                                     ------------------
                                                    2005            2004
                                                 ---------       --------
Net income                                       $  2,955        $  1,854
Interest expense                                      365           2,040
Depreciation and amortization                       4,304           3,740
Provision for income taxes                          1,865              54
Gain on financial instrument                         (177)           --
                                                 --------        --------
EBITDA                                           $  9,312        $  7,688
                                                 ========        ========

Cash flows provided by (used in):
  Operating activities                           $  7,627        $  3,277
  Investing activities                           $(11,634)       $ (4,441)
  Financing activities                           $  3,152        $  3,851

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
Tennessee and  Wisconsin.  In addition,  on September 30, 2005, we purchased the beverage  carbonation  business  of Bay Area  Equipment  Co.,  Inc.,  for  total consideration  of $5.2 million.  The  transaction  involved the  acquisition  of approximately  2,500  customer  accounts,  including  1,000  tanks  in  service, vehicles,  parts, and supplies. The acquisition of Bay Area Equipment's beverage carbonation  business,  which operated in northern  California  provides further penetration and increased operating efficiencies in that market.

            On August 25, 2003,  we terminated  our former  credit  facility and entered into a $50.0 million  senior  credit  facility with a syndicate of banks
(the "Senior Credit Facility").  The Senior Credit Facility initially  consisted of a $30.0 million A term loan  facility (the "A Term Loan"),  a $10.0 million B term loan  facility  (the "B Term Loan"),  and a $10.0  million  revolving  loan facility (the  "Revolving  Loan  Facility").  On October 1, 2004, in conjunction with the Pain  Enterprises,  Inc.  transaction,  the Senior Credit  Facility was amended to, among other things, increase the B Term Loan to $23.0 million and to modify certain financial covenants.  The A Term Loan and Revolving Loan Facility
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

            We were required to meet certain affirmative and negative covenants, including but not limited to financial covenants. We were required to assess our compliance  with the financial  covenants  under the Senior Credit Facility on a quarterly basis.  These financial  covenants were based on a measure that is not consistent with accounting principles generally accepted in the United States of
America.  Such measure is EBITDA (as defined),  which represents earnings before interest, taxes,  depreciation and amortization,  as further modified by certain defined  adjustments.  The failure to meet these  covenants,  absent a waiver or amendment,  would have placed us in default and cause the debt outstanding under the Senior Credit  Facility to  immediately  become due and payable.  We were in compliance  with all covenants  under the Senior Credit Facility as of September
30, 2003 and all subsequent quarters up to and including March 31, 2005.

            On August  25,  2003,  concurrently  with the  closing of the Senior
Credit Facility, we prepaid our outstanding 12.0% Senior Subordinated Promissory
Notes  ("1997 and 1999  Notes")  and issued  $30.0  million of our 16.3%  Senior
Subordinated  Notes due February 27, 2009 (the "New Notes") with  interest  only payable  quarterly in arrears on February 28, May 31,  August 31 and November 30 of each year,  commencing  November 30, 2003.  Interest on the New Notes was 12%
per annum  payable  in cash and 4.3% per annum  payable  "in kind" by adding the amount  of  such  interest  to the  principal  amount  of  the  New  Notes  then outstanding.

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

                    --------------------------------------------------------------------------------
                    Pricing          Consolidated Leverage          Eurodollar Rate        Base Rate
                     Level                   Ratio                      Loans                Loans
                    --------------------------------------------------------------------------------
                       I         Greater than or equal to               2.250%              0.750%
                                 2.50x
                    --------------------------------------------------------------------------------
                       II        Less than 2.50x but greater            2.000%              0.500%
                                 than or equal to 2.00x
                    --------------------------------------------------------------------------------
                      III        Less than 2.00x but greater            1.750%              0.250%
                                 than or equal to 1.50x
                    --------------------------------------------------------------------------------
                       IV        Less than 1.50x but greater            1.500%              0.000%
                                 than or equal to 0.50x
                    --------------------------------------------------------------------------------
                       V         Less than 0.50x                        1.250%              0.000%
                    --------------------------------------------------------------------------------

            Interest is payable periodically on borrowings under the 2005 Credit
Facility. The 2005 Credit Facility is uncollateralized.  We are required to meet certain affirmative  and  negative  covenants,  including  but not  limited  to, financial  covenants.  We are required to assess  compliance  with the financial covenants under the 2005 Credit Facility on a quarterly  basis.  These financial covenants  are  based  on a  measure  that  is not  consistent  with  accounting principles  generally accepted in the United States of America.  Such measure is
EBITDA  (as  defined),   which  represents  earnings  before  interest,   taxes,
depreciation   and   amortization,   as  further  modified  by  certain  defined
adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place us in default and cause the debt  outstanding  under the 2005 Credit
Facility to immediately  become due and payable.  We were in compliance with all covenants  under the 2005 Credit  Facility as of June 30, 2005 and September 30,
2005.

            In connection  with the  termination of the Senior Credit  Facility, during the quarter  ended June 30,  2005,  we  recognized a loss of $1.7 million from the write-off of unamortized  financing  costs  associated  with the Senior
Credit  Facility.  In addition,  we recorded  $0.4  million in  financing  costs associated  with the 2005 Credit  Facility.  Such costs are being amortized over the life of the 2005 Credit Facility.

            As of September 30, 2005, a total of $35.1  million was  outstanding pursuant to the 2005 Credit  Facility with a weighted  average  interest rate of
5.4% per
annum.

            On March 30, 2005, we sold  2,041,713  shares of our common stock in an underwritten  public  offering.  Based on the public offering price of $24.17 per  share and after  deducting  underwriting  discounts  and  commissions,  net proceeds  were  approximately  $46.6  million.  On April 4, 2005,  we used $34.3 million of the net proceeds from the public offering in March 2005 to redeem the
New Notes, at 106% of the original  principal amount plus accrued  interest.  As part of this transaction,  we recognized a loss on the early termination of debt associated with the New Notes of approximately $4.1 million,  which included the prepayment  penalty,  unamortized fees and the amortized portion of the original issue  discount.  In addition,  we used $11.2 million to reduce the  outstanding principal amount of the Senior Credit Facility.

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

            During the quarter ended  September 30, 2005, our capital  resources included cash flows from operations and available  borrowing  capacity under the
2005 Credit  Facility.  We believe that cash flows from operations and available borrowings  under the 2005 Credit  Facility  will be sufficient to fund proposed operations for at least the next twelve months.

            The  table  below  sets  forth  our   contractual   obligations  (in
thousands):

                                                  Less than
Contractual Obligations            Total           1 Year         2-3 Years         4-5 Years       Thereafter
-----------------------           -----------------------------------------------------------------------------
2005 Credit Facility
   Principal                      $35,100          $  --            $  --            $35,100          $  --
   Interest                         9,001            1,895            3,790            3,316             --
                                  -------          -------          -------          -------          -------
Total 2005 Credit Facility         44,101            1,895            3,790           38,416             --
                                  -------          -------          -------          -------          -------

Employment agreements               2,626            1,420              986              220             --
Operating leases                   17,495            5,229            7,946            3,992              328
                                  -------          -------          -------          -------          -------
Total obligations                 $64,222          $ 8,544          $12,722          $42,628          $   328
                                  =======          =======          =======          =======          =======

            In addition,  in May 1997,  we entered  into an  exclusive  bulk CO2 requirements contract with The BOC Group, Inc., which expires in May 2011.

            WORKING  CAPITAL.  At September  30, 2005 and June 30, 2005,  we had
working capital of $12.3 million and $11.2 million, respectively.

            CASH  FLOWS  FROM  OPERATING  ACTIVITIES.  Cash  flows  provided  by operations  increased  by $4.3 million from $3.3 million in 2004 to $7.6 million in 2005.  The  improvement  is primarily  due to our  improvement  in net income
(excluding  non-cash  charges) of $3.7  million,  while cash used by the working capital  components of our balance sheet  increased by $0.6 million from 2004 to
2005.

            CASH FLOWS FROM INVESTING ACTIVITIES. During 2005 and 2004, net cash used in investing  activities was $11.6 million and $4.4 million,  respectively.
Investing  activities in 2005 included $4.6 million paid for the  acquisition of the beverage  carbonation  business Bay Area  Equipment Co., Inc.  ("BAE"),  and related  acquisition  expenses on September 30, 2005.  Exclusive of  acquisition purchases,  investing activities are primarily  attributable to the acquisition, installation and direct placement costs of bulk CO2 systems.

            CASH FLOWS FROM FINANCING ACTIVITIES. During fiscal 2005, cash flows provided by financing  activities was $3.2 million,  compared to $3.9 million in
2004.

            On September 30, 2004, in  anticipation  of the  acquisition  of the bulk CO2 beverage carbonation business of Pain Enterprises,  Inc., on October 1,
2004, we borrowed $3.0 million under the Senior Credit Facility. Concurrent with the acquisition,  the B Term Loan of the Senior Credit Facility was increased by
$13.0  million to $23.0  million.  During 2005, we borrowed  approximately  $4.6 million to fund the purchase of BAE,  while paying down debt from cash generated by operations of $1.5 million.

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

            As of September  30, 2005, we operated a fleet of  specialized  bulk
CO2 delivery vehicles and technical  service vehicles that logged  approximately
13 million  miles over the  trailing  twelve  month  period.  While  significant increases  in fuel prices  impact our  operating  costs,  such impact is largely offset by fuel surcharges billed to the majority of our customers.

RECENT ACCOUNTING PRONOUNCEMENTS

            In December 2004, the Financial  Accounting  Standards Board revised
SFAS No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION" through the issuance  of SFAS  123-R  "SHARE-BASED  PAYMENTS"  ("SFAS  123-R").  SFAS  123-R
supersedes APB 25 and its related implementation  guidance.  SFAS 123-R requires all  share-based  payments to  employees,  including  grants of  employee  stock options,  to be recognized  in the  statement of operations  based on their fair value and vesting schedule.  However,  SFAS 123-R does not change the accounting guidance for share-based payment  transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18,  "ACCOUNTING
FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR
IN CONJUNCTION WITH SELLING, GOODS OR SERVICES." We adopted SFAS 123-R effective with the  fiscal  quarter  beginning  July 1,  2005 on a  "modified  prospective basis," and  accordingly,  pro forma  disclosure  of net income and earnings per share is no longer an alternative to recognition in the statement of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As  discussed  under   "Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations - Liquidity and Capital Resources"
above, as of September 30, 2005, a total of $35.1 million was outstanding  under the 2005  Credit  Facility  with a weighted  average  interest  rate of 5.4% per annum.  Based upon the $35.1 million  outstanding under the 2005 Credit Facility at September 30, 2005, our annual  interest cost under the 2005 Credit  Facility would  increase by $0.4  million for each 1%  increase  in  Eurodollar  interest rates.

            In order to reduce our exposure to increases  in  Eurodollar  rates, and consequently to increases in interest payments,  we entered into an interest rate swap  transaction  (the "Prior  Swap") on October 2, 2003, in the amount of
$20.0 million (the "Prior Notional  Amount") with an effective date of March 15,
2004 and a maturity date of September  15, 2005.  Pursuant to the Prior Swap, we paid a fixed  interest  rate of 2.12% per annum and received a  Eurodollar-based floating  rate.  The effect of the Prior Swap was to  neutralize  any changes in
Eurodollar  rates  on the  Prior  Notional  Amount.  As the  Prior  Swap was not
effective  until March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Prior Swap did not meet the  requirements  to be designated as a cash flow hedge.  As such, an unrealized  loss of $0.2 million was  recognized in our results of operations  for the fiscal year ended June 30, 2004,  reflecting  the change in fair value of the Prior Swap from inception to the effective  date. As of March 15, 2004,  the Prior Swap met the  requirements  to be  designated as a cash flow hedge and was deemed a highly effective transaction.  Accordingly,  we recorded  $0.2 million  representing  the change in fair value of the Prior Swap from March 15, 2004 through September 15, 2005, as other  comprehensive  income, which was reversed upon the  termination of the Prior Swap in September 2005. In addition, upon termination of the Prior Swap, we reversed the unrealized loss of
$0.2 million previously recognized in our results of operations.

            In order to reduce our exposure to increases  in  Eurodollar  rates, and  consequently  to  increases  in interest  payments,  we entered  into a new interest rate swap  transaction  (the "2005 Swap")  comprised of two instruments
("Swap  A" and  "Swap B") on  September  28,  2005,  with an  effective  date of
October,  3,  2005.  Swap A, in the  amount of $15.0  million  (the "A  Notional
Amount"),  matures on October 3, 2008 and Swap B, in the amount of $5.0  million
(the "B Notional Amount"), matures on April 3, 2007. Pursuant to Swap A and Swap
B, we will pay a fixed interest rate of 4.69% and 4.64% per annum, respectively, and receive a  Eurodollar-based  floating rate. The effect of the 2005 Swap will be to neutralize  any changes in Eurodollar  rates on the A Notional  Amount and the B Notional Amount.  The 2005 Swap meets the requirements to be designated as a cash flow  hedge and is deemed a highly  effective  transaction.  Accordingly, changes  in the  fair  value  of  Swap A or  Swap B will be  recorded  as  other comprehensive income (loss).

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

            CHANGES IN INTERNAL CONTROL OVER FINANCIAL  REPORTING.  There was no
 change in our internal control over financial reporting during our first fiscal quarter  of 2006  that has  materially  affected,  or is  reasonably  likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 6.   EXHIBITS.

     (a)  EXHIBIT NO. EXHIBIT
          ----------  -------

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

                                               NuCO2 Inc.

Dated:  November 9, 2005                       By: /s/ Robert R. Galvin
                                                   -----------------------------
                                                   Robert R. Galvin
                                                   Chief Financial Officer

