Form 10-Q
period 2005-12-31
NUCO2 INC /FL
filed 2006-02-09
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2005

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

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
                          if Changed Since Last Report)

      Indicate by check |X| whether  the  registrant:  (1) has filed all reports
required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check |X| whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      Indicate  by check |X|  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares  outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            CLASS                               OUTSTANDING AT DECEMBER 31, 2005
            -----                               --------------------------------
Common Stock, $.001 par value                           15,408,708 shares

                                   NUCO2 INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Balance Sheets as of December 31, 2005 and                         3
               June 30, 2005

            Statements of Operations for the Three Months Ended                4
               December 31, 2005 and December 31, 2004

            Statements of Operations for the Six Months Ended                  5
               December 31, 2005 and December 31, 2004

            Statement of Shareholders' Equity for the Six                      6
               Months Ended December 31, 2005

            Statements of Cash Flows for the Six Months                        7
               Ended December 31, 2005 and December 31, 2004

            Notes to Financial Statements                                      9

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                           20
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES                          32
               ABOUT MARKET RISK

ITEM 4.     CONTROLS AND PROCEDURES                                           33

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               33

ITEM 6.     EXHIBITS                                                          33

SIGNATURES                                                                    34

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   NUCO2 INC.
                                 BALANCE SHEETS
                      (In thousands, except share amounts)
                                     ASSETS

                                                             DECEMBER 31, 2005       JUNE 30, 2005*
                                                             -----------------       --------------
                                                                (UNAUDITED)
Current assets:
   Cash and cash equivalents                                   $        183           $        968
   Trade accounts receivable; net of allowance for doubtful
      accounts of $1,988 and $1,850, respectively                    12,335                  8,568
   Inventories                                                          287                    259
   Prepaid insurance expense and deposits                             1,719                  1,281
   Prepaid expenses and other current assets                          2,729                    854
   Deferred tax assets - current portion                              7,648                  7,596
                                                               ------------           ------------
      Total current assets                                           24,901                 19,526
                                                               ------------           ------------

Property and equipment, net                                         112,572                104,787
                                                               ------------           ------------

Other assets:
   Goodwill, net                                                     24,174                 22,094
   Deferred financing costs, net                                        376                    402
   Customer lists, net                                                6,479                  5,760
   Non-competition agreements, net                                    1,410                    836
   Deferred lease acquisition costs, net                              4,808                  4,429
   Deferred tax assets, net                                          11,930                 15,123
   Other assets                                                         181                    175
                                                               ------------           ------------
                                                                     49,358                 48,819
                                                               ------------           ------------
      Total assets                                             $    186,831           $    173,132
                                                               ============           ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $      7,709           $      5,178
   Accrued expenses                                                   2,344                    608
   Accrued insurance                                                    704                    596
   Accrued interest                                                     186                    112
   Accrued payroll                                                      591                  1,464
   Other current liabilities                                            573                    366
                                                               ------------           ------------
      Total current liabilities                                      12,107                  8,324

Long-term debt                                                       34,250                 32,000
Other long-term liabilities                                             274                     --
Customer deposits                                                     3,820                  3,624
                                                               ------------           ------------
      Total liabilities                                              50,451                 43,948
                                                               ------------           ------------

Commitments and contingencies
Shareholders' equity:
   Common stock; par value $.001 per share; 30,000,000 shares authorized;
      issued and outstanding 15,408,708 shares at December 31, 2005
      and 15,300,905 at June 30, 2005                                    15                     15
   Additional paid-in capital                                       160,867                159,040
   Accumulated deficit                                              (24,519)               (30,113)
   Accumulated other comprehensive income                                17                    242
                                                               ------------           ------------
      Total shareholders' equity                                    136,380                129,184
                                                               ------------           ------------
        Total liabilities and shareholders' equity             $    186,831           $    173,132
                                                               ============           ============

See accompanying notes to financial statements.
*Reclassified to conform to current year presentation.

                                   NUCO2 INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED DECEMBER 31
                                                               ------------------------------------
                                                                   2005                    2004*
                                                               ------------           -------------
Revenues:
   Product sales                                               $     18,895           $      15,512
   Equipment rentals                                                  9,858                   9,168
                                                               ------------           -------------

Total revenues                                                       28,753                  24,680
                                                               ------------           -------------

Costs and expenses:
   Cost of products sold, excluding depreciation and                 12,074                  10,043
   Cost of equipment rentals, excluding depreciation
      amortization and amortization                                     807                     588
   Selling, general and administrative expenses                       6,172                   4,639
   Depreciation and amortization                                      4,556                   4,197
   Loss on asset disposal                                               398                     496
                                                               ------------           -------------
                                                                     24,007                  19,963
                                                               ------------           -------------

Operating income                                                      4,746                   4,717
Interest expense                                                        543                   2,228
                                                               ------------           -------------

Income before provision for income taxes                              4,203                   2,489
Provision for income taxes                                            1,564                      52
                                                               ------------           -------------

Net income                                                     $      2,639           $       2,437
                                                               ============           =============

Weighted average outstanding shares of common stock:
   Basic                                                             15,365                  11,998
                                                               ============           =============
   Diluted                                                           15,892                  13,578
                                                               ============           =============

Net income per basic share                                     $       0.17           $        0.20
                                                               ============           =============
Net income per diluted share                                   $       0.17           $        0.18
                                                               ============           =============

See accompanying notes to financial statements.
*Reclassified to conform to current year presentation.

                                   NUCO2 INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED DECEMBER 31
                                                                     ------------------------------------
                                                                         2005                   2004*
                                                                     ------------           -------------
Revenues:
   Product sales                                                     $     36,933           $      28,983
   Equipment rentals                                                       19,685                  17,578
                                                                     ------------           -------------

Total revenues                                                             56,618                  46,561
                                                                     ------------           -------------

Costs and expenses:
   Cost of products sold, excluding depreciation and amortization          24,061                  19,457
   Cost of equipment rentals, excluding depreciation
      and amortization                                                      1,483                   1,134
   Selling, general and administrative expenses                            11,255                   8,711
   Depreciation and amortization                                            8,860                   7,937
   Loss on asset disposal                                                   1,205                     657
                                                                     ------------           -------------
                                                                           46,864                  37,896
                                                                     ------------           -------------

Operating income                                                            9,754                   8,665
Gain on financial instrument                                                 (177)                     --
Interest expense                                                              908                   4,268
                                                                     ------------           -------------

Income before provision for income taxes                                    9,023                   4,397
Provision for income taxes                                                  3,429                     106
                                                                     ------------           -------------

Net income                                                           $      5,594           $       4,291
                                                                     ============           =============

Weighted average outstanding shares of common stock:
   Basic                                                                   15,337                  11,599
                                                                     ============           =============
   Diluted                                                                 15,846                  13,171
                                                                     ============           =============

Net income per basic share                                           $       0.36           $        0.35
                                                                     ============           =============
Net income per diluted share                                         $       0.35           $        0.31
                                                                     ============           =============

See accompanying notes to financial statements.
*Reclassified to conform to current year presentation.

                                   NUCO2 INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)
                                   (UNAUDITED)

                                                                                                     Accumulated
                                             Common Stock            Additional                         Other            Total
                                        ----------------------        Paid-In      Accumulated      Comprehensive    Shareholders'
                                          SHARES       AMOUNT         CAPITAL        DEFICIT            INCOME          EQUITY
                                        ----------    --------       ----------     ---------        -----------      ----------
Balance, June 30, 2005                  15,300,905    $     15       $  159,040     $ (30,113)       $       242      $  129,184
Comprehensive income:
  Net income                                    --          --               --         5,594                 --           5,594
  Other comprehensive income:
    Interest rate swap transaction              --          --               --            --               (225)           (225)
                                                                                                                      ----------
Total comprehensive income                                                                                                 5,369
Stock option compensation                       --          --            1,085            --                 --           1,085
Issuance of 107,803 shares of common
   stock - exercise of options             107,803          --              935            --                 --             935
Additional costs related to prior year
   stock issuance                               --          --             (193)           --                 --            (193)
                                        ----------    --------       ----------     ---------        -----------      ----------
Balance, December 31, 2005              15,408,708    $     15       $  160,867   $   (24,519)       $        17      $  136,380
                                        ==========    ========       ==========   ===========        ===========      ==========

See accompanying notes to financial statements.

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                       2005         2004*
                                                                     --------     --------
Cash flows from operating activities:
Net income                                                           $  5,594     $  4,291
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization of property and equipment         7,434        6,682
        Amortization of other assets                                    1,426        1,254
        Amortization of original issue discount                            --          212
        Paid-in-kind interest                                              --          672
        Loss on asset disposal                                          1,205          657
        Change in net deferred tax asset                                3,141           --
        Stock option compensation                                       1,085           --
        Gain on financial instrument                                     (177)          --
        Changes in operating assets and liabilities:
           Decrease (increase) in:
             Trade accounts receivable                                 (3,767)      (2,812)
             Inventories                                                  (28)         (32)
             Prepaid insurance expense and deposits                      (439)         474
             Prepaid expenses and other current assets                   (959)      (1,636)
           Increase (decrease) in:
             Accounts payable                                           2,531          905
             Accrued expenses                                             427          274
             Accrued insurance                                            108         (119)
             Accrued payroll                                             (873)      (1,211)
             Accrued interest                                              74           61
             Other current liabilities                                    206           69
             Customer deposits                                            196          187
                                                                     --------     --------

           Net cash provided by operating activities                   17,184        9,928
                                                                     --------     --------

Cash flows from investing activities:
  Purchase of property and equipment                                  (15,130)      (8,064)
  Increase in deferred lease acquisition costs                         (1,134)        (925)
  Acquisition of businesses                                            (4,673)     (15,722)
  Increase in other assets                                                 (7)           9
                                                                     --------     --------

           Net cash used in investing activities                     $(20,944)    $(24,702)
                                                                     --------     --------

See accompanying notes to financial statements.
*Reclassified to conform to current year presentation.

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (CONTINUED)

                                                       SIX MONTHS ENDED DECEMBER 31,
                                                       -----------------------------
                                                            2005         2004*
                                                          --------     --------
Cash flows from financing activities:
  Net proceeds from issuance of long-term debt            $  9,750     $ 22,750
  Repayment of long-term debt                               (7,500)      (9,005)
  Issuance costs - common stock                               (193)          --
  Increase in deferred financing costs                         (18)        (820)
  Exercise of options and warrants                             936        1,392
                                                          --------     --------

           Net cash provided by financing activities         2,975       14,317
                                                          --------     --------

Decrease in cash and cash equivalents                         (785)        (457)
Cash and cash equivalents, beginning of period                 968          505
                                                          --------     --------

Cash and cash equivalents, end of period                  $    183     $     48
                                                          ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:

           Interest                                       $    834     $  3,324
                                                          ========     ========

           Income taxes                                   $     24     $     96
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

      The  financial  information  included in this report has been  prepared in conformity  with  the  accounting  principles,  and  methods  of  applying  those accounting  principles,  reflected in the audited  financial  statements for the fiscal year ended June 30, 2005 of NuCO2 Inc. (the  "Company")  included in Form
10-K filed with the Securities and Exchange Commission,  except as noted in Note
2.

      All adjustments (consisting of normal recurring adjustments) necessary for a fair  statement  of the results for the interim  periods  presented  have been recorded.  This quarterly report on Form 10-Q should be read in conjunction with the Company's  audited  financial  statements for the fiscal year ended June 30,
2005.  The results of operations for the periods  presented are not  necessarily indicative  of the results to be expected for the full fiscal year.  The Company anticipates  that reported  revenue will  fluctuate on a quarterly  basis due to seasonal  variations.  Based on historical data and expected trends, the Company anticipates  that  revenue from the delivery of CO2 will be highest in the first fiscal quarter and lowest in the third fiscal quarter.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

      In  December  2004,  the  FASB  revised  SFAS  No.  123,  "ACCOUNTING  FOR
STOCK-BASED  COMPENSATION"  through  the  issuance  of SFAS  123-R  "SHARE-BASED
PAYMENTS". SFAS 123-R supersedes APB 25 and its related implementation guidance.
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
ACQUIRING,  OR IN  CONJUNCTION  WITH SELLING,  GOODS OR  SERVICES."  The Company
adopted SFAS 123-R effective with the fiscal quarter beginning July 1, 2005 on a
"modified  prospective  basis," and  accordingly,  pro forma  disclosure  of net income and earnings per share, is no longer an alternative to recognition in the statement of operations.  As described in greater detail in Note 7d, the Company recognized $0.8 million and $1.1 million in stock option compensation during the three and six months ended December 31, 2005, respectively,  for which there was no  corresponding  expense in the three and six months ended  December 31, 2004.
Had the Company  recognized stock option  compensation prior to July 1, 2005, it would had recorded  stock option  compensation  expense of $0.3 million and $0.7 million in its results of operations for the three and six months ended December
31, 2004, respectively.

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

      On September  30, 2005,  the Company  purchased  the beverage  carbonation business of privately  owned Bay Area  Equipment  Co., Inc.  ("BAE"),  for total consideration of $5.2 million, of which $4.7 million was paid at closing and the remaining $0.5 million is payable over the next two years.  The Company acquired approximately  2,500  customer  accounts,  including  1,000  tanks  in  service, vehicles,  parts,  and supplies.  The acquisition of BAE's beverage  carbonation business,  which operated in northern  California,  provides further penetration and increased operating efficiencies in that market.

      The purchase  price was  allocated  between  tangible  assets,  intangible assets, and goodwill as follows:  $1.5 million for tangible assets, $1.9 million for intangible  assets and $1.8 million for goodwill.  Tangible assets are being depreciated over a weighted average life of 8.3 years,  while intangible assets, excluding  goodwill,  are being  amortized  over a weighted  average life of 4.9 years.

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

      The results of operations for the Pain and CCE  acquisitions  are included in the statement of operations  for the three and six months ended  December 31,
2005. However, as BAE was acquired on September 30, 2005, none of its results of operations  have been included in the Company's  statement of operations for the three months then ended. The following unaudited pro forma results of operations
(in  thousands,  except  per share  amounts)  have been  prepared  assuming  the acquisitions  described  above had  occurred as of the  beginning of the periods presented in the Company's financial  statements,  including  adjustments to the
financial   statements  for   additional   depreciation   of  tangible   assets,
amortization  of  intangible  assets,  and  increased  interest on borrowings to finance the  acquisitions.  The  unaudited pro forma  operating  results are not necessarily  indicative of operating  results that would have occurred had these acquisitions been consummated as of the beginning of the periods  presented,  or of future operating results. In certain cases, the operating results for periods prior to the acquisitions are based on (a) unaudited  financial data provided by the seller or (b) an estimate of  revenues,  cost of  revenues  and/or  selling, general and administrative  expenses based on information provided by the seller or otherwise available to the Company. Inasmuch as the Company acquired customer accounts,  tanks at  customer  sites and other  assets  related to the  beverage carbonation  businesses of Pain, CCE and BAE,  certain  operational  and support costs  provided for by the sellers are not  applicable to the Company's  cost of servicing these customers and were therefore  eliminated;  however,  the Company
incurred   approximately   $0.5  million  in  non-recurring   costs  during  the
integration phase of the Pain acquisition that are included in the unaudited pro forma  results for the three and six months ended  December 31, 2004,  presented below. Integration costs associated with CCE and BAE were minimal.

Unaudited Pro Forma:
                                 Three Months Ended December 31,           Six Months Ended December 31,
                                 -------------------------------           -----------------------------
                                    2005                2004                 2005                2004
                                  --------            --------             --------            --------
Total revenues                    $ 28,753            $ 27,881             $ 57,213            $ 53,204
Operating income                     4,746               5,677                9,878              10,398

Income before provision
   for income taxes                  4,203               3,139                9,072               5,494
Provision for income taxes           1,564                  75                3,448                 145
                                  --------            --------             --------            --------
Net income                           2,639               3,064                5,624               5,349
Preferred stock dividends               --                 (47)                  --                (182)
                                  --------            --------             --------            --------
Net income available to
   common shareholders            $  2,639            $  3,017             $  5,624            $  5,167
                                  ========            ========             ========            ========

Basic income per share            $   0.17            $   0.25             $   0.37            $   0.45
                                  ========            ========             ========            ========
Diluted income per share          $   0.17            $   0.22             $   0.35            $   0.39
                                  ========            ========             ========            ========

NOTE 4. EARNINGS PER SHARE

      The  Company  calculates   earnings  per  share  in  accordance  with  the
requirements of SFAS No. 128,  "EARNINGS PER SHARE." The weighted average shares outstanding  used to  calculate  basic  and  diluted  earnings  per  share  were calculated as follows (in thousands):

                                                  Three Months Ended December 31,  Six Months Ended December 31,
                                                  -------------------------------  -----------------------------
                                                        2005            2004            2005            2004
                                                       ------          ------          ------          ------

Weighted average shares outstanding - basic            15,365          11,998          15,337          11,599

Outstanding options and warrants to purchase
  shares of common stock - remaining shares
  after assuming repurchase with proceeds
  from exercise                                           527           1,580             509           1,572
                                                       ------          ------          ------          ------

Weighted average shares outstanding - diluted          15,892          13,578          15,846          13,171
                                                       ======          ======          ======          ======

      In August 2004, 5,000 shares of the Company's  redeemable  preferred stock were converted into 754,982 shares of common stock.  The remaining  2,500 shares of redeemable preferred stock were converted into 247,420 shares of common stock in December 2004. Prior to the conversion of the redeemable preferred stock into shares of common stock,  the Company  excluded the effects of the  conversion of its outstanding  redeemable  preferred stock using the "if converted"  method in accordance with SFAS 128, as the effect would be  anti-dilutive  for that period
(See Note 6).

      The following table presents the Company's net income  available to common shareholders and income per share,  basic and diluted (in thousands,  except per share amounts) for the indicated periods:

                                                 Three Months Ended December 31,          Six Months Ended December 31,
                                                 -------------------------------          -----------------------------
                                                    2005                2004                 2005                2004
                                                  --------            --------             --------            --------

Net income                                        $  2,639            $  2,437             $  5,594            $  4,291
Redeemable preferred stock dividends                    --                 (47)                  --                (182)
                                                  --------            --------             --------            --------
Net income -
    available to common shareholders              $  2,639            $  2,390             $  5,594            $  4,109
                                                  ========            ========             ========            ========

Weighted average outstanding shares of
    common stock:

Basic                                               15,365              11,998               15,337              11,599
Diluted                                             15,892              13,578               15,846              13,171

Basic income (loss) per share                     $   0.17            $   0.20             $   0.36            $   0.35
                                                  ========            ========             ========            ========
Diluted income (loss) per share                   $   0.17            $   0.18             $   0.35            $   0.31
                                                  ========            ========             ========            ========

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

                                       11

          ----------------------------------------------------------------------
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
          ----------------------------------------------------------------------

      Interest  is payable  periodically  on  borrowings  under the 2005  Credit
Facility. The 2005 Credit Facility is uncollateralized.  The Company is required to meet certain affirmative and negative covenants,  including,  but not limited to, financial  covenants.  The Company is required to assess compliance with the financial  covenants under the 2005 Credit Facility on a quarterly basis.  These financial  covenants  are  based  on a  measure  that  is  not  consistent  with accounting  principles generally accepted in the United States of America.  Such measure is EBITDA (as  defined),  which  represents  earnings  before  interest, taxes,  depreciation  and  amortization,  as further modified by certain defined adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place the Company in default and cause the debt outstanding under the 2005
Credit Facility to immediately  become due and payable.  As of June 30, 2005 and through  December 31, 2005,  the Company was in  compliance  with all  covenants under the 2005 Credit Facility.

      The Company  recorded $0.4 million in financing costs  associated with the
2005 Credit  Facility.  Such costs are being amortized over the life of the 2005
Credit Facility.

      As of December 31, 2005, a total of $34.2 million was outstanding pursuant to the 2005 Credit  Facility,  with a weighted average interest rate of 5.9% per annum.

      (B) PREVIOUS FACILITIES

      As of December 31, 2004 the Company maintained a $50 million senior credit facility with a syndicate of banks (the "Senior  Credit  Facility") and was also obligated under subordinated  promissory notes (the "New Notes"), with aggregate
balances   outstanding  of  $50.6  million  and  $31.8  million,   respectively.
Borrowings  under the Senior Credit  Facility and New Notes at December 31, 2004
bore interest at weighted  average  interest  rates of 6.3% and 18.0% per annum, respectively.  On April 4,  2005,  the  Company  used  $34.3  million of the net proceeds  from  the  sale  of  2,041,713  shares  of  its  common  stock  in  an underwritten  public  offering  in March 2005 to redeem the New Notes at 106% of the original principal amount plus accrued interest and prepayment penalties.

      The  Company  was  required  to  meet  certain  affirmative  and  negative covenants,  including,  but not limited to  financial  covenants  under both the
Senior Credit Facility and the New Notes. The Company was in compliance with all covenants as of December 31, 2004 and through the quarter ended March 31, 2005.

      During  fiscal 2004,  warrants to purchase  75,000 shares of the Company's common stock issued in connection with the New Notes were exercised for proceeds of $0.7 million, recorded as additional paid-in-capital on the Company's balance sheet as of June 30,  2004.  During  fiscal 2005,  warrants to purchase  893,956 shares of the  Company's  common stock issued in  connection  with  subordinated promissory  notes  issued in 1997 and 1999 (the "1997 and 1999  Notes")  and New
Notes were  exercised for proceeds of $0.7 million.  In connection  with certain cashless exercises,  warrants to purchase 389,528 shares of the Company's common stock were canceled.  As of December 31, 2005, no warrants  issued in connection with the 1997 and 1999 Notes or New Notes were outstanding.

      (C) HEDGING ACTIVITIES

      Effective July 1, 2000, the Company  adopted SFAS No. 133  "ACCOUNTING FOR
DERIVATIVE  INSTRUMENTS AND HEDGING ACTIVITIES," as amended,  which, among other
things,   establishes   accounting   and  reporting   standards  for  derivative
instruments,   including  certain  derivative   instruments  embedded  in  other
contracts and for hedging  activities.  All derivatives,  whether  designated in hedging  relationships  or not, are required to be recorded on the balance sheet at fair value.  For a derivative  designated as a cash flow hedge, the effective portions of changes in the

fair value of the derivative are recorded as other comprehensive  income and are recognized in the statement of operations when the hedged item affects earnings.
Ineffective  portions  of changes in the fair value of cash flow hedges (if any)
are recognized in earnings.

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
Prior  Swap,  the  Company  paid a fixed  interest  rate of 2.12%  per annum and received a  Eurodollar-based  floating rate. The effect of the Prior Swap was to neutralize any changes in Eurodollar rates on the Prior Notional Amount.  As the
Prior  Swap was not  effective  until  March  15,  2004 and no cash  flows  were exchanged prior to that date, the Prior Swap did not meet the requirements to be designated as a cash flow hedge. As such, an unrealized loss of $0.2 million was recognized  in the Company's  statement of operations  for the fiscal year ended
June 30,  2004,  reflecting  the  change in fair  value of the  Prior  Swap from inception to the effective  date.  As of March 15, 2004,  the Prior Swap met the requirements  to be  designated  as a cash flow  hedge  and was  deemed a highly
effective   transaction.   Accordingly,   the  Company   recorded  $0.2  million
representing  the change in fair  value of the Prior  Swap from  March 15,  2004 through September 15, 2005, as other  comprehensive  income,  which was reversed upon the  termination  of the Prior Swap in September  2005.  In addition,  upon termination of the Prior Swap, the Company  reversed the unrealized loss of $0.2 million previously recognized in the Company's statement of operations.

      In order to reduce the  Company's  exposure  to  increases  in  Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into a new interest rate swap  transaction  (the "2005 Swap"),  comprised of two instruments  ("Swap A" and "Swap B"), on September  28, 2005,  with an effective date of October 3, 2005. Swap A, in the amount of $15.0 million (the "A Notional
Amount"),  matures on October 3, 2008 and Swap B, in the amount of $5.0  million
(the "B Notional Amount"), matures on April 3, 2007. Pursuant to Swap A and Swap
B,  the  Company  pays a fixed  interest  rate of 4.69%  and  4.64%  per  annum, respectively,  and receives a Eurodollar-based  floating rate. The effect of the
2005 Swap is to  neutralize  any changes in  Eurodollar  rates on the A Notional
Amount and the B Notional  Amount.  The 2005 Swap meets the  requirements  to be designated  as a cash flow hedge and is deemed a highly  effective  transaction.
Accordingly,  changes  in the fair  value of Swap A and Swap B are  recorded  as other  comprehensive  income (loss).  During the three months ended December 31,
2005, the Company recorded $17,000, representing the change in fair value of the
2005 Swap from  inception  through  December  31, 2005,  as other  comprehensive income.

NOTE 6. REDEEMABLE PREFERRED STOCK

      During the three months ended  September  30, 2004,  redeemable  preferred stock with a  liquidation  preference  of $7.0 million was  converted to 754,982 shares of common stock. In addition,  during December 2004, redeemable preferred stock  outstanding at September 30, 2004, with a liquidation  preference of $3.2 million at the date of  conversion,  was  converted to 247,420  shares of common stock.  There was no outstanding  redeemable  preferred stock as of December 31,
2004 and December 31, 2005.

      During the three and six months  ended  December  31,  2004,  the carrying amount  (and  liquidation  preference)  of the  redeemable  preferred  stock was increased by $47,000 and $182,000, respectively, for dividends accrued.

NOTE 7. SHAREHOLDERS' EQUITY

      (A) NON-PLAN DIRECTOR STOCK OPTIONS

      In January 2001, the Company granted to each non-employee director options for 10,000 shares of common stock. An aggregate of 50,000 options was granted at an exercise price of $7.82 per share. In March 2003, the Company granted to each non-employee  director options for 6,000 shares of common stock, or an aggregate of 36,000  options,  at an exercise price of $4.85 per share. In September 2003, the  Company  granted to two of its  non-employee  directors  options for 22,000 shares of common stock, or an aggregate of 44,000 options,  at an exercise price of $8.91  per  share.  In  addition,  in  March  2004,  the  Company  granted  a non-employee  director  options for 6,000  shares of common stock at an exercise price of $16.25 per  share.  The  exercise  price for all grants is equal to the average  closing price of the common stock on the Nasdaq National Market for the
20 trading days prior to the grant date.  During the six months  ended  December
31,  2005,  an  additional  18,000  options  were  granted  to two  non-employee directors at an exercise price of $23.14 per share, the fair market value of the
Company's  common  stock on the date of grant.  All options  vest in two to five equal annual installments commencing upon issuance and have a ten-year term.

      The following table summarizes  transactions pursuant to non-plan director stock options:

                                                            Weighted Average
                                           Options         Exercise Price Per         Options
                                         Outstanding            Options             Exercisable
                                         -----------       ------------------       -----------
Outstanding at June 30, 2004                 136,000       $             7.76            78,667
       Exercised                             (21,000)                    6.69
                                         -----------
Outstanding at December 31, 2004             115,000       $             7.95            72,334
                                         ===========

Outstanding at June 30, 2005                  84,667       $             8.29            66,001
       Granted                                18,000                    23.14
                                         -----------
Outstanding at December 31, 2005             102,667       $            10.90            86,667
                                         ===========

      The  following  table sets forth  certain  information  as of December 31,
2005:

                                    Options Outstanding                                      Options Exercisable
                   -------------------------------------------------------  -------------------------------------------------------
                                  Weighted        Weighted       Aggregate                 Weighted        Weighted       Aggregate
Range of Exercise    Options       Average         Average       Intrinsic    Options       Average         Average       Intrinsic
     Prices        Outstanding  Remaining Life  Exercise Price  Value (000) Exercisable  Remaining Life  Exercise Price  Value (000)
-----------------  -----------  --------------  --------------  ----------  -----------  --------------  --------------  ----------
$  4.85 - $10.00        78,667            6.74  $         7.69  $    1,405       78,667            6.74  $         7.69  $    1,405
$ 10.01 - $15.00            --              --              --          --           --              --              --          --
$ 15.01 - $20.00         6,000            8.25           16.25          56        2,000            8.25           16.25          19
$ 20.01 - $23.14        18,000            8.95           23.14          43        6,000            8.95           23.14          14
                   -----------  --------------  --------------  ----------  -----------  --------------  --------------  ----------
                       102,667            7.21  $        10.90  $    1,504       86,667            6.93  $         8.96   $   1,438
                   ===========  ==============  ==============  ==========  ===========  ==============  ==============  ==========

      (B) EMPLOYEE STOCK OPTION PLANS

      In 1995,  the Board of  Directors  adopted the 1995 Stock Option Plan (the
"1995  Plan"),  which  terminated  in November  2005.  Under the 1995 Plan,  the
Company reserved  2,400,000 shares of common stock for employees of the Company.
Under the terms of the 1995 Plan,  options  granted were either  incentive stock options or  non-qualified  stock options.  The exercise price of incentive stock options was  required  to be at least equal to 100% of the fair market  value of the Company's  common stock at the date of the grant,  and the exercise price of non-qualified stock options was not to be less than 75% of the fair market value of the Company's common stock at the date of the grant. The maximum term for all options  was ten years,  with  outstanding  options  having a  weighted  average remaining contractual life of 7.2 years as of December 31, 2005. Options granted
prior  to   termination  of  the  1995  Plan  generally  vest  in  equal  annual installments  from three to five years,  though a limited  number of grants were partially vested at the grant date. As of December 31, 2005, options to purchase
1,306,650  shares of the Company' common stock were  outstanding  under the 1995
Plan. In addition,  in September  2005, the Board of Directors  adopted the 2005
Employee Stock Option Plan (the "2005 Employee  Plan").  Under the 2005 Employee
Plan,  the Company has reserved  250,000 shares of common stock for employees of the  Company.  As of December  31,  2005,  no options to purchase  shares of the
Company's common stock were outstanding under the 2005 Employee Plan.

      The  weighted-average  fair value per share of options  granted  under the
1995 Plan during the six months ended  December 31, 2005 and 2004, was $4.84 and
$5.70, respectively.

      The following table summarizes transactions pursuant to the 1995 Plan:

                                                            Weighted Average
                                           Options         Exercise Price Per         Options
                                         Outstanding            Options             Exercisable
                                         -----------       ------------------       -----------
Outstanding at June 30, 2004               1,504,523       $            10.56           865,653
       Granted                                 1,000                    19.41
       Expired or canceled                    (2,001)                   12.16
       Exercised                             (42,329)                    9.57
                                         -----------
Outstanding at December 31, 2004           1,461,193       $            10.58           906,702
                                         ===========

Outstanding at June 30, 2005               1,419,902       $            14.31           921,002
       Granted                                 8,225                    25.52
       Expired or canceled                    (5,174)                   15.40
       Exercised                            (116,303)                   10.07
                                         -----------
Outstanding at December 31, 2005           1,306,650       $            14.75           871,387
                                         ===========

      The  following  table sets forth  certain  information  as of December 31,
2005:

                                    Options Outstanding                                      Options Exercisable
                   -------------------------------------------------------  -------------------------------------------------------
                                  Weighted        Weighted       Aggregate                 Weighted        Weighted       Aggregate
Range of Exercise    Options       Average         Average       Intrinsic    Options       Average         Average       Intrinsic
     Prices        Outstanding  Remaining Life  Exercise Price  Value (000) Exercisable  Remaining Life  Exercise Price  Value (000)
-----------------  -----------  --------------  --------------  ----------  -----------  --------------  --------------  ----------
$  4.49 - $10.00       433,168            5.85  $         7.66  $    7,750      395,181            5.71  $         7.62  $    7,086
$ 10.01 - $15.00       407,466            6.26           12.61       5,273      323,953            5.96           12.31       4,289
$ 15.01 - $20.00       168,926            8.49           19.29       1,058       78,326            8.49           19.28         491
$ 20.01 - $25.00        40,000            9.44           24.01          62       10,000            9.44           24.01          15
$ 25.01 - $25.67       257,090            9.50           25.67          --       63,927            9.50           25.67          --
                   -----------  --------------  --------------  ----------  -----------  --------------  --------------  ----------
                     1,306,650            7.15  $        14.75  $   14,141      871,387            6.37  $        11.92  $   11,881
                   ===========  ==============  ==============  ==========  ===========  ==============  ==============  ==========

      In  October  2005,  the  Board of  Directors  adopted  the 2005  Executive
Management  Stock  Option  Plan  (the  "2005  Executive  Plan").  Under the 2005
Executive  Plan, the Company has reserved  1,500,000  shares of common stock for executives and key managers of the Company,  which may be either incentive stock options or non-qualified  stock options.  The exercise price of stock options is required to be at least equal to 100% of the fair market value of the  Company's common stock at the date of the grant.  The maximum term for all options was ten years, with outstanding options having a weighted average remaining  contractual life of 9.5 years as of December  31,  2005.  In  addition,  executive  officers granted  options under the initial grant in 2005 will not be eligible to receive additional  options until fiscal 2008.  Options  granted as of December 31, 2005 are  expected  to  vest  over a  period  of  one to  three  years  based  on the achievement of annual performance targets established by the Board of Directors.
However, all options granted will vest over a period of not less than two fiscal years up to a maximum of five fiscal years, and any unvested options vest at the end of the five years.

      In October  2005,  the  Company  granted  957,000  options  under the 2005
Executive Plan with an exercise price of $24.00 per share and a weighted-average grant date fair value per share of $4.33.

      The following  summarizes the transactions  pursuant to the 2005 Executive
Plan:

                                                            Weighted Average
                                           Options         Exercise Price Per         Options
                                         Outstanding            Options             Exercisable
                                         -----------       ------------------       -----------
Outstanding at June 30, 2005                      --       $               --                --
       Granted                               957,000                    24.00
       Exercised                                  --                       --
                                         -----------
Outstanding at December 31, 2005             957,000       $            24.00                --
                                         ===========

      The  following  table sets forth  certain  information  as of December 31,
2005:

                                    Options Outstanding                                      Options Exercisable
                   -------------------------------------------------------  -------------------------------------------------------
                                  Weighted        Weighted       Aggregate                 Weighted        Weighted       Aggregate
Range of Exercise    Options       Average         Average       Intrinsic    Options       Average         Average       Intrinsic
     Prices        Outstanding  Remaining Life  Exercise Price  Value (000) Exercisable  Remaining Life  Exercise Price  Value (000)
-----------------  -----------  --------------  --------------  ----------  -----------  --------------  --------------  ----------
     $24.00            957,000            9.50  $        24.00  $    1,484           --              --  $           --  $       --
                   ===========  ==============  ==============  ==========  ===========  ==============  ==============  ==========

      (C) NON-EMPLOYEE DIRECTORS' STOCK OPTION PLANS

      In 1995, the Board of Directors  adopted the Directors'  Stock Option Plan
(the "1995 Directors'  Plan"),  which was terminated in May 2005. Under the 1995
Directors' Plan, each non-employee director received options for 6,000 shares of common stock on the date of his or her first election to the Board of Directors.
In addition,  on the third  anniversary of each director's first election to the
Board  of  Directors,  and on  each  three  year  anniversary  thereafter,  each non-employee  director received an additional option to purchase 6,000 shares of common  stock.  The exercise  price per share for all options  granted under the
1995  Directors'  Plan was equal to the fair market value of the common stock as of the date of  grant.  All  options  vest in three  equal  annual  installments beginning on the first  anniversary of the date of grant. In May 2005, the Board of  Directors  adopted the 2005  Non-Employee  Directors  Stock Option Plan (the
"2005 Directors Plan") in which each director receives options for 20,000 shares of  common  stock  on the  date of his or her  first  election  to the  Board of
Directors.  In addition, each non-employee director, on each anniversary date of his or her  appointment,  will receive an  additional  option to purchase  5,000 shares of common stock under the 2005 Directors  Plan. The exercise price of all options  granted  under the 2005  Directors  Plan is required to be equal to the fair  market  value of the common  stock on the date of grant.  The  Company has reserved 200,000 shares of common stock under the 2005 Directors Plan.

      The maximum term for all options under both plans (the  "Directors  Plans)
is ten years,  with  outstanding  options  having a weighted  average  remaining contractual life of 8.2 years as of December 31, 2005. The weighted-average fair value per share of options  granted  under the  Directors  Plans  during the six months ended December 31, 2005 and 2004, was $4.72 and $5.94, respectively.

      The  following  table  summarizes  transactions  pursuant to the Directors
Plans:

                                                            Weighted Average
                                           Options         Exercise Price Per         Options
                                         Outstanding            Options             Exercisable
                                         -----------       ------------------       -----------
Outstanding at June 30, 2004                  79,914       $            10.54            53,994
       Granted                                 6,000                    22.70
       Exercised                             (25,914)                    9.13
                                         -----------
Outstanding at December 31, 2004              60,000       $            12.38            43,992
                                         ===========

Outstanding at June 30, 2005                  33,000       $            15.53            19,000
       Granted                                45,000                    24.67
                                         -----------
Outstanding at December 31, 2005              78,000       $            20.81            33,500
                                         ===========

      The  following  table sets forth  certain  information  as of December 31,
2005:

                                    Options Outstanding                                      Options Exercisable
                   -------------------------------------------------------  -------------------------------------------------------
                                  Weighted        Weighted       Aggregate                 Weighted        Weighted       Aggregate
Range of Exercise    Options       Average         Average       Intrinsic    Options       Average         Average       Intrinsic
     Prices        Outstanding  Remaining Life  Exercise Price  Value (000) Exercisable  Remaining Life  Exercise Price  Value (000)
-----------------  -----------  --------------  --------------  ----------  -----------  --------------  --------------  ----------
$ 10.01 - $15.00        15,000            4.10  $        12.50  $      195       15,000            4.10  $        12.50  $      195
$ 15.01 - $20.00        12,000            8.19           15.74         117        4,000            8.19           15.74          39
$ 20.01 - $25.00        26,000            9.29           23.04          64        7,000            9.27           23.01          17
$ 25.01 - $28.03        25,000            9.62           25.90          --        7,500            9.68           26.26          --
                   -----------  --------------  --------------  ----------  -----------  --------------  --------------  ----------
                        78,000            8.23  $        20.81  $      376       33,500            6.92  $        18.16  $      252
                   ===========  ==============  ==============  ==========  ===========  ==============  ==============  ==========

      (D) SHARE-BASED COMPENSATION

      Prior to July 1, 2005, the Company  followed the guidance of SFAS No. 123,
"ACCOUNTING FOR STOCK-BASED

COMPENSATION" ("SFAS 123"), which allowed an entity to continue to measure stock option  compensation  cost using the accounting method prescribed by APB Opinion
No. 25,  "ACCOUNTING  FOR STOCK ISSUED TO EMPLOYEES"  ("APB 25") and to make pro forma  disclosures  of net  income and  earnings  per share as if the fair value based method of accounting had been applied.

      In December  2004,  the FASB revised SFAS 123 through the issuance of SFAS
123-R.  The  Company  adopted  SFAS  123-R  effective  with the  fiscal  quarter beginning July 1, 2005 on a "modified  prospective basis," and accordingly,  pro forma  disclosure  of net  income  and  earnings  per  share,  is no  longer  an alternative to recognition in the statement of operations.

      As permitted by SFAS 123 and SFAS 123-R,  the fair value of each  employee stock option is estimated  on the date of grant using the  Black-Scholes  option pricing model with the  significant  assumptions  noted in the following  table.
Expected volatilities are based on historical volatility of the Company's common stock, and other factors.  The Company uses both historical data and prospective trends to  estimate  option  exercises  and  employee  terminations  within  the valuation  model;  separate  groups of employees  that have  similar  historical exercise behavior are considered separately for valuation purposes. The expected term of options  granted  represents the period of time that options granted are expected to be  outstanding;  the  information  given below results from certain groups of  employees  exhibiting  different  behavior.  The  risk-free  rate for periods  within  the  contractual  life  of the  option  is  based  on the  U.S.
Treasury's yield curve in effect at the time of grant.

Weighted average of grants          Three Months Ended December 31,       Six Months Ended December 31,
                                    ------------------------------        ------------------------------
  awarded during the:                   2005              2004               2005               2004
                                    ------------      ------------        -----------       ------------

Volatility                               25.0%             32.1%              25.0%             31.8%
Risk free interest rate                   4.3%              3.6%               4.3%              3.6%
Expected dividend yield                     0%                0%                 0%                0%
Expected term (in years)              2.3 years         3.0 years          2.3 years         3.1 years

      The Company  recognized  $0.8 million and $1.1 million  ($0.5  million and
$0.7 million net of income taxes) in stock option  compensation during the three and six months ended December 31, 2005,  respectively.  The following  table (in thousands,  except per share amounts)  illustrates  the effect on net income and earnings  per share as if the Company  had  applied  the fair value  recognition provisions  of SFAS 123 during the three and six months ended  December 31, 2004 to stock-based  compensation  prior to the adoption of SFAS 123-R effective July
1, 2005.  However,  no stock based  compensation was recognized in the financial statements during that period pursuant to APB 25.

                                                 Three Months Ended December 31,           Six Months Ended December 31,
                                                 -------------------------------           -----------------------------
                                                    2005                2004                 2005                2004
                                                  --------            --------             --------            --------
Net income, as reported                           $  2,639            $  2,437             $  5,594            $  4,291
Less:
   Stock-based compensation - fair value
   measurement prior to adoption of SFAS 123-R          --                (335)                  --                (697)
                                                  --------            --------             --------            --------
Net income, pro forma                                2,639               2,102                5,594               3,594
Preferred stock dividends                               --                 (47)                  --                (182)
                                                  --------            --------             --------            --------
Net income available to
    common shareholders - pro forma               $  2,639            $  2,055             $  5,594            $  3,412
                                                  ========            ========             ========            ========

Basic income per share - reported                 $   0.17            $   0.20             $   0.36            $   0.35
                                                  ========            ========             ========            ========
Basic income per share - pro forma                $   0.17            $   0.17             $   0.36            $   0.29
                                                  ========            ========             ========            ========

Diluted income per share - reported               $   0.17            $   0.18             $   0.35            $   0.31
                                                  ========            ========             ========            ========
Diluted income per share - pro forma              $   0.17            $   0.15             $   0.35            $   0.26
                                                  ========            ========             ========            ========

      A  summary  of  the   Company's   nonvested   shares   granted  under  the
aforementioned  plans as of December 31, 2005 and changes  during the six months ended as of that date, is presented as follows:

                                                                Weighted Average
                                                                 Grant-Date Fair
                                                  Shares              Value
                                                ---------       ----------------
Nonvested as of June 30, 2005                     531,566       $           5.74
Granted                                         1,028,225                   4.27
Granted that vested during the period             (20,688)                  4.51
Exercised  that vested during the period          (81,168)                  3.06
Forfeited                                          (5,173)                  4.73
                                                ---------       ----------------
Nonvested as of December 31, 2005               1,452,763       $           4.87
                                                =========       ================

      The aggregate  intrinsic value of options  exercised during the six months
ended   December  31,  2005  and  2004  was  $1.9  million  and  $1.2   million,
respectively.  As of  December  31,  2005,  there  was  $6.0  million  of  total unrecognized  compensation  cost related to nonvested  share-based  compensation arrangements  granted under the  aforementioned  plans, which will be recognized over a weighted average life of 1.7 years.

NOTE 8. COMPREHENSIVE INCOME

      The  components  of  comprehensive  income are as follows  for the periods presented (in thousands):

                                                 Three Months Ended December 31,           Six Months Ended December 31,
                                                 -------------------------------           -----------------------------
                                                    2005                2004                 2005                2004
                                                  --------            --------             --------            --------
Net income                                        $  2,639            $  2,437             $ 5,594             $  4,291
Interest rate swap transaction (Note 5)                 17                  59                (225)                  23
                                                  --------            --------             -------             --------
Comprehensive income                              $  2,656            $  2,496             $ 5,369             $  4,314
                                                  ========            ========             =======             ========

NOTE 9. INCOME TAXES

      The  Company's  deferred tax assets  include the benefit of net  operating loss  carryforwards  incurred by the Company  through the fiscal year ended June
30, 2005.  While the Company attained  profitability  during the year ended June
30, 2004, based on the consideration of all of the available evidence, including the recent history of losses,  management concluded as of June 30, 2004, that it was more likely than not that all of the net  deferred  tax assets  would not be realized.  Accordingly,  the Company recorded a valuation allowance equal to the net  deferred tax assets at that time.  Prior to the  reversal of the  valuation allowance  as of June 30, 2005, a portion of the  Company's  taxable  income was subject to the  alternative  minimum  tax  ("AMT"),  which is  reflected  in its statements of operations  for three and six months ended December 31, 2004 along with a provision for state income taxes.

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
Accordingly,  during the three and six  months  ended  December  31,  2005,  the
Company  recognized  a  provision  for  income  taxes of $1.6  million  and $3.4 million,  respectively,  in its  statements  of operations  consistent  with its effective  tax  rate.  However,  while the  Company  anticipates  continuing  to recognize a full tax  provision in future  periods,  the Company  expects to pay only AMT and  state/local  taxes  until  such time that its net  operating  loss carryforwards are fully utilized.

      The Company's June 30, 2005 balance sheet reported noncurrent deferred tax assets  of $39.3  million  and a  noncurrent  deferred  tax  liability  of $24.2 million;  however,  in  accordance  with SFAS No.  109,  "ACCOUNTING  FOR INCOME
TAXES," noncurrent  deferred tax assets and noncurrent  deferred tax liabilities are to be netted. Accordingly, the June 30, 2005 balance sheet presented in this
Form 10-Q (also as  presented in the Form 10-Q for the quarter  ended  September
30, 2005) reflects a net  noncurrent  deferred tax asset of $15.1 million and no noncurrent deferred tax liability.

      The Company will continue to evaluate  whether or not its net deferred tax assets will be fully realized prior to expiration.  Should it become more likely than  not that all or a  portion  of the net  deferred  tax  assets  will not be realized, a valuation allowance will be recorded. In order to utilize all of its deferred  tax  assets,  the  Company  will need to  generate  taxable  income of approximately $110 million.

      As of December 31, 2005, the Company had net operating loss  carryforwards for federal  income tax  purposes of  approximately  $110  million and for state purposes in varying  amounts.  If an "ownership  change" for federal  income tax purposes  were  to  occur  in the  future,  the  Company's  ability  to use  its pre-ownership  change  federal and state net operating loss  carryforwards  (and certain built-in losses, if any) would be subject to an annual usage limitation, which under  certain  circumstances  may prevent the Company  from being able to utilize a portion  of such loss  carryforwards  in future  tax  periods  and may reduce its after-tax cash flow.

NOTE 10. CONTINGENCIES

      The Company is continuing to evaluate the impact of Hurricane  Katrina,  a major hurricane,  which directly or indirectly impacted the Company's operations and assets in  northwest  Florida  and in portions  of  Alabama,  Louisiana  and
Mississippi.  Several  cities  along  the  coast  of the  Gulf  of  Mexico  were devastated,  including  New Orleans,  Louisiana and Biloxi,  Mississippi.  Along
these coastal areas, the Company has approximately  500 customers,  representing annualized revenues of $0.5 million,  directly impacted such that the operations of those  customers  will be disrupted on a permanent  or  long-term  basis.  In addition, the Company has tanks and other assets at customer sites and at depots which may not be recoverable. Accordingly, during the three and six months ended
December 31, 2005,  the Company's  statements of operations  included  hurricane related  expenses  of  $0.3  million  and  $0.8  million,  respectively,  in its statement  of  operations,  including  a reserve at  December  31,  2005 of $0.3 million,  primarily  for  unrecoverable  or impaired  assets,  unamortized  tank
installation   and  placement  costs,   and  accounts   receivable   deemed  not
collectible.  However, as the Company continues to examine the recoverability of assets and evaluate each impacted  customer,  actual losses  incurred may differ from the recognized reserve.

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
CAUTIONED THAT THESE  FORWARD-LOOKING  STATEMENTS ARE ONLY  PREDICTIONS  AND ARE
SUBJECT TO RISKS, UNCERTAINTIES,  AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.
THEREFORE,  ACTUAL  RESULTS  MAY  DIFFER  MATERIALLY  AND  ADVERSELY  FROM THOSE
EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

      We believe we are the  leading  supplier  of bulk CO2 systems and bulk CO2 for carbonating  fountain  beverages in the United States based on the number of bulk CO2 systems  leased to  customers.  As of December 31, 2005,  we operated a national  network  of 120  service  locations  servicing  approximately  106,000 customer  locations in 45 states.  Currently,  virtually  all fountain  beverage users in the  continental  United States are within our present service area. On
October 1, 2004, we purchased the bulk CO2 beverage carbonation business of Pain
Enterprises,  Inc. The  transaction  involved the  acquisition of  approximately
9,000  customer  accounts,  including  approximately  6,300  tanks  in  service, vehicles,  parts, and supplies.  The acquisition of Pain  Enterprises'  bulk CO2 beverage carbonation business in 12 Midwestern and Southeastern states: Florida,
Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri, Minnesota, Ohio,
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

      We have entered into 36 master service  agreements which include 33 of the largest 100 restaurant and convenience  store chains  operating 51 concepts that provide fountain  beverages.  These master service agreements  generally provide for a  commitment  on the part of the operator  for all of its  currently  owned
locations  and  may  also  include  future   locations.   We  currently  service
approximately 39,000 chain and franchisee locations with chains that have signed master service  agreements.  We are actively  working on expanding the number of master service agreements with numerous restaurant chains.

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

      Cost of  products  sold is  comprised  of  purchased  CO2 and  vehicle and service  location  costs  associated  with the storage  and  delivery of CO2. We operate a fleet of specialized bulk CO2 delivery  vehicles and technical service vehicles  that  logged  approximately  13 million  miles in fiscal  2005.  While significant  increases in fuel prices impact our operating costs, such impact is largely  offset by fuel  surcharges  billed to the  majority  of our  customers.
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
Consistent  with  the  capital  intensive  nature  of  our  business,  we  incur
significant   depreciation  and  amortization  expenses.  These  stem  from  the
depreciation   of  our  bulk  CO2  systems  and  related   installation   costs,
amortization of deferred lease  acquisition  costs, and amortization of deferred financing costs and other intangible assets.  With respect to company-owned bulk
CO2 systems,  we capitalize  installation  costs based on a standard  amount per installation that is associated with specific installations of such systems with customers under non-cancelable contracts and which would not be incurred but for a successful  placement.  All other service,  marketing and administrative costs are expensed as incurred.

      Since 1990, we have devoted significant  resources to building a sales and
marketing  organization,   adding  administrative  personnel  and  developing  a
national  infrastructure  to  support  the  rapid  growth  in the  number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in accumulated net losses of $24.5 million at December 31, 2005.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated,  the percentage relationship which the various items bear to total revenues:

                                                 Three Months Ended December 31,          Six Months Ended December 31,
                                                 -------------------------------          -----------------------------
Income Statement Data:                              2005                2004*                2005                2004*
                                                  --------            --------             --------            --------

Product sales                                         65.7%               62.9%                65.2%               62.2%
Equipment rentals                                     34.3                37.1                 34.8                37.8
                                                  --------            --------             --------            --------
Total revenues                                       100.0               100.0                100.0               100.0

Cost of products sold, excluding
    depreciation and amortization                     42.0                40.7                 42.5                41.8
Cost of equipment rentals, excluding
    depreciation and amortization                      2.8                 2.4                  2.6                 2.4
Selling, general and administrative expenses          21.5                18.8                 19.9                18.7
Depreciation and amortization                         15.8                17.0                 15.6                17.0
Loss on asset disposal                                 1.4                 2.0                  2.2                 1.5
                                                  --------            --------             --------            --------
Operating income                                      16.5                19.1                 17.2                18.6
Gain on financial instrument                            --                  --                 (0.3)                 --
Interest expense                                       1.9                 9.0                  1.6                 9.2
                                                  --------            --------             --------            --------

Income before provision for income taxes              14.6                10.1                 15.9                 9.4
Provision for income taxes                             5.4                 0.2                  6.0                 0.2
                                                  --------            --------             --------            --------
Net income                                             9.2%                9.9%                 9.9%                9.2%
                                                  ========            ========             ========            ========

* Reclassified to conform to current year presentation.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
2004

TOTAL REVENUES

      Total revenues increased by $4.1 million,  or 16.5%, from $24.7 million in
2004 to $28.8 million in 2005.  Revenues derived from our bulk CO2 service plans increased  by $2.7  million,  primarily  due to an  increase  in the  number  of customer locations.  During the year, the number of customer locations utilizing our products and services  increased from 94,000  customers at December 31, 2004 to 106,000  customers  at December  31, 2005,  due  primarily to strong  organic growth.  In addition,  revenues derived from the sale of high pressure  cylinder products, fuel surcharges,  equipment sales and other revenues increased by $1.4 million. On October 1, 2004, we purchased approximately 9,000 customer locations from Pain  Enterprises,  Inc.  whose  impact is included  fully in both 2005 and
2004.

      The following table sets forth, for the periods indicated,  the percentage relationship which our service plans bear to total revenues:

                                                 Three Months Ended December 31,
                                                 -------------------------------
Service Plan                                         2005              2004
                                                 ------------      ------------
      Bulk budget plan(1)                                52.6%             55.5%
      Equipment lease/product purchase plan(2)           16.3              16.0
      Product purchase plan(3)                           10.2               9.9
      High pressure cylinder(4)                           5.1               6.1
      Other revenues(5)                                  15.8              12.5
                                                 ------------      ------------
                                                        100.0%            100.0%
                                                 ============      ============

      (1) Combined fee for bulk CO2 tank and bulk CO2.
      (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
      (3) Bulk CO2 only.
      (4) High pressure CO2 cylinders and non-CO2 gases.
      (5) Surcharges and other charges.

      PRODUCT  SALES - Revenues  derived from the product  sales  portion of our service plans increased by $3.4 million, or 21.8%, from $15.5 million in 2004 to
$18.9  million in 2005.  The  increase in revenues is  primarily  due to a 11.2%
increase in the average number of customer  locations  serviced  combined with a
3.5% increase in the quantity of CO2 sold to the average customer.  The increase in the quantity of CO2 sold to the average customer is due in part to the impact of customer  locations under master service  agreements.  In addition,  sales of products and services other than bulk CO2 increased by $1.4 million due in large part to an increase in revenues derived from cylinder products, fuel surcharges, equipment sales and other revenues.

      EQUIPMENT RENTALS - Revenues derived from the lease portion of our service plans  increased  by $0.7  million,  or 7.5%,  from $9.2 million in 2004 to $9.9 million in 2005,  primarily  due to a 11.5%  increase in the  average  number of
customer   locations  leasing  equipment  from  us  and  price  increases  to  a significant  number of our customers  consistent  with the Consumer Price Index,
offset  by  incentive   pricing   provided  to  multiple   national   restaurant
organizations  utilizing our equipment  under the bulk budget plan and equipment lease/product  purchase plans pursuant to master service agreements.  The number of  customer  locations  renting  equipment  from us  increased  from  78,000 at
December  31, 2004 to 87,000 at  December  31,  2005,  due  primarily  to strong organic growth.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost of products sold, excluding depreciation and amortization,  increased from $10.0  million  in 2004 to $12.1  million in 2005,  while  decreasing  as a percentage of product sales revenue from 64.7% to 63.9%.

      Product costs  increased by $1.0 million from $3.8 million in 2004 to $4.8 million in 2005.  The base price with our primary  supplier of CO2  increased by the Producer  Price Index,  while the volume of CO2 sold by us increased  14.4%, primarily  due to a 11.2%  increase  in our  average  customer  base  and a 3.5%
increase in CO2 sold to these  customers.  The  increase in the  quantity of CO2 sold to the  average  customer  is due in large  part to the  impact  of  master service agreements.

      Operational  costs,  primarily  wages  and  benefits  related  to  cost of products  sold,  increased  from $3.9  million in 2004 to $4.5  million in 2005, primarily due to a $0.5 million  increase in route driver costs  associated with an increased  customer  base.  As of December  31,  2005,  we had 351 drivers as compared  to 321 at the same  point last year.  Operational  related  costs also included  costs  directly  related  to the  two  major  hurricanes  to  hit  the southeastern United States in the first quarter of fiscal 2005.

      Truck  delivery  expenses  increased  from  $1.5  million  in 2004 to $1.8 million in 2005 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies in the timing and routing of deliveries.

      Occupancy and shop costs related to cost of products sold  increased  from
$0.8 million in 2004 to $0.9 million in 2005.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost  of  equipment  rentals,  excluding  depreciation  and  amortization, increased from $0.6 million in 2004 to $0.8 million in 2005 while  increasing as a percentage of equipment rentals revenue from 6.4% to 8.2%. The increase in the cost of  equipment  rentals is  primarily  related to  additional  refurbishment expense  associated with tanks acquired from Pain  Enterprises,  Inc. in October
2004, and the rental of bulk CO2 equipment  from third  parties.  Our ability to refurbish  and repair bulk CO2 tanks  reduces  our need to purchase  replacement equipment and consequently reduces our capital expenditures requirements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general and administrative  expenses ("SG&A expenses") increased by $1.6  million  from  $4.6  million  in 2004 to $6.2  million  in 2005,  while increasing  as a  percentage  of total  revenues  from 18.8% in 2004 to 21.5% in
2005.  Included  in 2005  SG&A  expenses  was  $0.8  million  for  stock  option compensation  that  was  the  direct  result  of the  adoption  SFAS  No.  123-R
"SHARE-BASED  PAYMENTS"  (SFAS  123-R) on July 1, 2005  (see  Recent  Accounting
Pronouncements).  There was no comparable  stock option expense  recorded in our statement of operations prior to the date of adoption.

      Selling related expenses  increased by $0.3 million,  from $0.9 million in
2004 to $1.2 million in 2005,  primarily the result of the planned conversion of select  independent  sales  representatives  to salaried  employees and expenses directed towards training, marketing and growth opportunities.

      General and administrative  expenses increased by $1.3 million,  or 34.2%, from $3.7 million in 2004 to $5.0 million in 2005.  This increase was the result of the addition of our new Chief Customer  Officer,  wage  increases,  hurricane related expenses, public company related expenses, including expenses related to the  Sarbanes-Oxley  Act of 2002,  an increase in the  expense  associated  with uncollected  billings,  and the recognition of stock option compensation expense during 2005 in accordance with SFAS 123-R.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  increased from $4.2 million in 2004 to $4.6
million  in  2005.  As  a  percentage  of  total  revenues,   depreciation   and
amortization expense decreased from 17.0% in 2004 to 15.8% in 2005.

      Depreciation  expense  increased from $3.4 million in 2004 to $3.8 million in 2005.  The increase was due in large part to the purchase of the purchase and installation of new equipment for organic customer growth.

      Amortization  expense  remained  steady at $0.8  million  in both 2004 and
2005. The decrease in the amortization of certain deferred charges was offset by the increased  amortization  of  intangible  assets  related to our  acquisition activities over the last year.

LOSS ON ASSET DISPOSAL

      Loss on asset disposal decreased from $0.5 million in 2004 to $0.4 million in 2005, decreasing as a percentage of total revenues from 2.0% to 1.4%.

OPERATING INCOME

      For the reasons previously discussed,  operating income remained steady at
$4.7 million in both 2004 and 2005,  while  decreasing  as a percentage of total revenues from 19.1% to 16.5%.

INTEREST EXPENSE

      Interest  expense  decreased  from $2.2 million in 2004 to $0.5 million in
2005,  while the effective  interest rate of our debt  decreased  from 10.1% per annum  in 2004  to  6.1%  per  annum  in  2005.  This  reduction  was due to the redemption of our 16.3% Senior  Subordinated  Promissory Notes in April 2005 and
the  refinancing  of our senior credit  facility in May 2005. See "Liquidity and
Capital Resources."

INCOME BEFORE PROVISION FOR INCOME TAXES

      For the reasons described above,  income before provision for income taxes increased from $2.5 million in 2004 to $4.2 million in 2005.

PROVISION FOR INCOME TAXES

      Provision  for income  taxes  increased  from $0.1 million in 2004 to $1.6 million in 2005.  As of June 30,  2005,  after  consideration  of all  available positive  and  negative  evidence,  we  concluded  that the  deferred  tax asset relating to our net operating  loss  carryforwards  will more likely than not be realized in the future. Thus, the entire valuation allowance previously recorded was reversed.  Accordingly,  during the three months ended December 31, 2005, we recognized a tax provision  consistent  with our  effective  tax rate.  However, while we  anticipate  continuing  to  recognize a full tax  provision  in future periods,  we expect to pay only AMT and  state/local  taxes until such time that our net operating loss carryforwards are fully utilized.

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
Among other matters,  realization of the entire  deferred tax asset is dependent on our ability to generate  sufficient taxable income prior to the expiration of the  carryforwards.  In order to utilize the entire  deferred  tax asset will we need to generate taxable income of approximately $110 million.  We will continue to evaluate  whether or not our net deferred  tax assets will be fully  realized prior to expiration. Should it become more likely than not that all or a portion of the net deferred tax assets will not be realized a valuation  allowance  will be recorded.

      As of December 31,  2005,  we had net  operating  loss  carryforwards  for federal income tax purposes of approximately $110 million and for state purposes in varying amounts, which are available to offset future federal taxable income, if any, in varying  amounts  through  June 2025.  If an  "ownership  change" for federal income tax purposes were to occur in the future,  our ability to use our pre-ownership  change  federal and state net operating loss  carryforwards  (and certain built-in losses, if any) would be subject to an annual usage limitation, which under  certain  circumstances  may prevent us from being able to utilize a portion  of such loss  carryforwards  in future tax  periods  and may reduce our after-tax cash flow.

NET INCOME

      For the reasons described above, net income increased from $2.4 million in
2004 to $2.6 million in 2005.

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

      EBITDA, as set forth in the table below (in thousands),  increased by $0.4 million,  or 4.4%,  from $8.9  million in 2004 to $9.3  million  in 2005,  while decreasing  as a percentage  of total  revenues  from 36.1% to 32.4%.  EBITDA in
2005,  along  with  Income  Before  Provision  for  Income  Taxes and Net Income
includes the impact of the adoption of SFAS 123-R in July 2005.

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                     2005               2004
                                                 -----------        -----------
Net income                                       $     2,639        $     2,437
Interest expense                                         543              2,228
Depreciation and amortization                          4,556              4,197
Provision for income taxes                             1,564                 52
                                                 -----------        -----------
EBITDA                                           $     9,302        $     8,914
                                                 ===========        ===========

Cash flows provided by (used in):
  Operating activities                           $     9,557        $     6,651
  Investing activities                           $    (9,311)       $   (20,261)
  Financing activities                           $      (176)       $    10,466

SIX MONTHS  ENDED  DECEMBER 31, 2005  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
2004

TOTAL REVENUES

      Total revenues increased by $10.0 million, or 21.6%, from $46.6 million in
2004 to $56.6 million in 2005.  Revenues derived from our bulk CO2 service plans increased  by $7.4  million,  primarily  due to an  increase  in the  number  of customer  locations,  while  revenues  derived  from the  sale of high  pressure cylinder products, fuel surcharges, equipment sales and other revenues increased by $2.6 million.  On October 1, 2004, we purchased  approximately 9,000 customer locations from Pain Enterprises,  Inc. which generated  revenues of $2.5 million
in  the  three  months  ended   September  30,  2005  for  which  there  are  no
corresponding  revenues in the same period last year. In addition, the number of customer  locations  utilizing our products and services  increased  from 94,000 customers  at December 31, 2004 to 106,000  customers at December 31, 2005,  due primarily to strong organic growth

      The following table sets forth, for the periods indicated,  the percentage relationship which our service plans bear to total revenues:

                                                  Six Months Ended December 31,
                                                 -------------------------------
Service Plan                                         2005               2004
                                                 -----------        -----------
      Bulk budget plan(1)                               53.8%              58.3%
      Equipment lease/product purchase plan(2)          16.7               14.6
      Product purchase plan(3)                          10.3                9.4
      High pressure cylinder(4)                          5.0                5.8
      Other revenues(5)                                 14.2               11.9
                                                 -----------        -----------
                                                       100.0%             100.0%
                                                 ===========        ===========

      (1) Combined fee for bulk CO2 tank and bulk CO2.
      (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
      (3) Bulk CO2 only.
      (4) High pressure CO2 cylinders and non-CO2 gases.
      (5) Surcharges and other charges.

      PRODUCT  SALES - Revenues  derived from the product  sales  portion of our service plans increased by $7.9 million, or 27.4%, from $29.0 million in 2004 to
$36.9  million in 2005.  The  increase in revenues is  primarily  due to a 16.2%
increase in the average number of customer  locations  serviced  combined with a
5.6%  increase in the quantity of CO2 sold to the average  customer due in large part to the customers  acquired in the Pain  transaction  on October 1, 2004 and the impact of customer locations under master service  agreements.  In addition, the sales of products and services other than bulk CO2 increased by $2.6 million due in large part to an increase in revenues  derived  from  cylinder  products, fuel surcharges, equipment sales and other revenues.

      EQUIPMENT RENTALS - Revenues derived from the lease portion of our service plans increased by $2.1 million,  or 12.0%,  from $17.6 million in 2004 to $19.7 million in 2005,  primarily  due to a 16.0%  increase in the  average  number of
customer   locations   leasing  equipment  from  us,  the  impact  of  the  Pain
transaction,  and price  increases  to a  significant  number  of our  customers consistent with the Consumer Price Index,  offset by incentive  pricing provided to multiple national restaurant  organizations utilizing our equipment under the bulk budget plan and equipment  lease/product  purchase plans pursuant to master service  agreements.  The number of customer locations renting equipment from us increased  from 78,000 at December 31, 2004 to 87,000 at December 31, 2005,  due
primarily to strong organic growth.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost of products sold, excluding depreciation and amortization,  increased from $19.5  million  in 2004 to $24.1  million in 2005,  while  decreasing  as a percentage of product sales revenue from 67.1% to 65.1%.

      Product costs  increased by $2.2 million from $7.4 million in 2004 to $9.6 million in 2005.  The base price with our primary  supplier of CO2  increased by the Producer  Price Index,  while the volume of CO2 sold by us increased  22.5%, primarily  due to a 16.2%  increase  in our  average  customer  base  and a 5.6%
increase in CO2 sold to these  customers.  The  increase in the  quantity of CO2 sold to the  average  customer  is due in large  part to the  impact of the Pain transaction on October 1, 2004 and master service agreements.

      Operational  costs,  primarily  wages  and  benefits  related  to  cost of products  sold,  increased  from $7.5  million in 2004 to $9.0  million in 2005, primarily due to a $1.3 million  increase in route driver costs  associated with an increased  customer  base.  As of December  31,  2005,  we had 351 drivers as compared to 321 at the same point last year and 270 at the  beginning  of fiscal
2004.  Operational related costs also included costs directly related to the two major hurricanes to hit the  southeastern  United States in the first quarter of fiscal 2005.

      Truck  delivery  expenses  increased  from  $3.0  million  in 2004 to $3.7 million in 2005 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies in the timing and routing of deliveries.

      Occupancy and shop costs related to cost of products sold  increased  from
$1.6 million in 2004 to $1.7 million in 2005.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost  of  equipment  rentals,  excluding  depreciation  and  amortization, increased from $1.1 million in 2004 to $1.5 million in 2005 while  increasing as a percentage of equipment rentals revenue from 6.5% to 7.5%. The increase in the cost of  equipment  rentals is  primarily  related to  additional  refurbishment expense  associated with tanks acquired from Pain  Enterprises,  Inc. in October
2004, and the rental of bulk CO2 equipment  from third  parties.  Our ability to refurbish  and repair bulk CO2 tanks  reduces  our need to purchase  replacement equipment and consequently reduces our capital expenditures requirements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general and administrative  expenses ("SG&A expenses") increased by $2.5  million  from $8.7  million  in 2004 to $11.3  million  in 2005,  while increasing  as a  percentage  of total  revenues  from 18.7% in 2004 to 19.9% in
2005.  Included  in 2005  SG&A  expenses  was  $1.1  million  for  stock  option compensation  that  was  the  direct  result  of the  adoption  SFAS  No.  123-R
"SHARE-BASED  PAYMENTS"  (SFAS  123-R) on July 1, 2005  (see  Recent  Accounting
Pronouncements).  There was no comparable  stock option expense  recorded in our statement of operations prior to the date of adoption.

      Selling related expenses  increased by $0.4 million,  from $1.8 million in
2004 to $2.2 million in 2005,  primarily the result of the planned conversion of select  independent  sales  representatives  to salaried  employees and expenses directed towards training, marketing and growth opportunities.

      General and administrative  expenses increased by $2.1 million,  or 30.5%, from $6.9 million in 2004 to $9.0 million in 2005.  This increase was the result of the addition of our new Chief Customer  Officer,  wage  increases,  hurricane related expenses, public company related expenses, including expenses related to the  Sarbanes-Oxley  Act of 2002,  an increase in the  expense  associated  with uncollected  billings,  and the recognition of stock option compensation expense during 2005 in accordance with SFAS 123-R.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  increased from $7.9 million in 2004 to $8.9
million  in  2005.  As  a  percentage  of  total  revenues,   depreciation   and
amortization expense decreased from 17.0% in 2004 to 15.6% in 2005.

      Depreciation  expense  increased from $6.7 million in 2004 to $7.4 million in 2005.  The  increase  was due in large part to the purchase of bulk CO2 tanks and equipment from Pain Enterprises, Inc., and the purchase of new equipment for organic customer growth.

      Amortization  expense  increased  from $1.3  million  2004 to $1.4 million
2005. The decrease in the amortization of certain deferred charges was offset by the increased  amortization  of  intangible  assets  related to our  acquisition activities over the last year.

LOSS ON ASSET DISPOSAL

      Loss on asset disposal increased from $0.7 million in 2004 to $1.2 million in 2005, increasing as a percentage of total revenues from 1.5% to 2.2%.

      The loss on asset  disposal in 2005  includes a $0.3  million  reserve for assets  partially or totally impaired as a result of Hurricane  Katrina.  We are continuing to evaluate the impact of Hurricane Katrina, a major hurricane, which directly or indirectly  impacted our operations and assets in northwest  Florida and in portions of Alabama,  Louisiana and Mississippi.  Along the coastal areas in these states, we have  approximately 500 customers,  representing  annualized revenues of $0.5 million,  directly  impacted such that the  operations of those customers will be disrupted on a permanent or long-term  basis. In addition,  we have bulk CO2 tanks and other  assets at customer  sites and at our depots which may not be recoverable.  As we continue to examine the  recoverability of assets and evaluate each impacted customer,  actual losses incurred may differ from the recognized reserve.

OPERATING INCOME

      For the reasons previously  discussed,  operating income increased by $1.1 million from $8.7 million in 2004 to $9.8  million in 2005.  As a percentage  of total revenues, operating income decreased from 18.6% to 17.2%.

GAIN ON FINANCIAL INSTRUMENT

      We use derivative  instruments to manage  exposure to interest rate risks.
Our objectives for holding  derivatives are to minimize the risks using the most effective  methods to eliminate or reduce the impact of this exposure.  In order to reduce our exposure to increases in Eurodollar  rates,  and  consequently  to
increases  in  interest  payments,   we  entered  into  an  interest  rate  swap
transaction  (the  "Prior  Swap") on  October  2,  2003,  in the amount of $20.0 million  with an  effective  date of  March  15,  2004  and a  maturity  date of
September 15, 2005. As the Prior Swap was not effective until March 15, 2004 and no cash flows were exchanged prior to that date, the Prior Swap did not meet the requirements  to be designated as a cash flow hedge. As such, an unrealized loss of $0.2 million was  recognized in our  statement of  operations  for the fiscal year ended June 30, 2004,  reflecting the change in fair value of the Prior Swap from  inception to the effective  date. As of March 15, 2004, the Prior Swap met the  requirements  to be designated as a cash flow hedge and was deemed a highly effective transaction.  Accordingly, we recorded the change in fair value of the
Prior  Swap  from  March  15,  2004  through   September   15,  2005,  as  other
comprehensive  income, which was reversed upon the termination of the Prior Swap in September 2005. In addition,  upon termination of the Prior Swap, we reversed the unrealized  loss of $0.2 million  previously  recognized in our statement of operations.

INTEREST EXPENSE

      Interest  expense  decreased  from $4.3 million in 2004 to $0.9 million in
2005,  while the effective  interest rate of our debt  decreased  from 10.8% per annum  in 2004  to  5.4%  per  annum  in  2005.  This  reduction  was due to the redemption of our 16.3% Senior  Subordinated  Promissory Notes in April 2005 and
the  refinancing  of our senior credit  facility in May 2005. See "Liquidity and
Capital Resources."

INCOME BEFORE PROVISION FOR INCOME TAXES

      For the reasons described above,  income before provision for income taxes increased from $4.4 million in 2004 to $9.0 million in 2005.

PROVISION FOR INCOME TAXES

      Provision  for income  taxes  increased  from $0.1 million in 2004 to $3.4 million in 2005.  As of June 30,  2005,  after  consideration  of all  available positive  and  negative  evidence,  we  concluded  that the  deferred  tax asset relating to our net operating  loss  carryforwards  will more likely than not be realized in the future. Thus, the entire valuation allowance previously recorded was  reversed.  Accordingly,  during the six months ended  December 31, 2005, we recognized a tax provision  consistent  with our  effective  tax rate.  However, while we  anticipate  continuing  to  recognize a full tax  provision  in future periods,  we expect to pay only AMT and  state/local  taxes until such time that our net operating loss carryforwards are fully utilized.

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
Among other matters,  realization of the entire  deferred tax asset is dependent on our ability to generate  sufficient taxable income prior to the expiration of the  carryforwards.  In order to utilize the entire  deferred  tax asset will we need to generate taxable income of approximately $110 million.  We will continue to evaluate  whether or not our net deferred  tax assets will be fully  realized prior to expiration. Should it become more likely than not that all or a portion of the net deferred tax assets will not be realized a valuation  allowance  will be recorded.

      As of December 31,  2005,  we had net  operating  loss  carryforwards  for federal income tax purposes of approximately $110 million and for state purposes in varying amounts, which are available to offset future federal taxable income, if any, in varying  amounts  through  June 2025.  If an  "ownership  change" for federal income tax purposes were to occur in the future,  our ability to use our pre-ownership  change  federal and state net operating loss  carryforwards  (and certain built-in losses, if any) would be subject to an annual usage limitation, which under  certain  circumstances  may prevent us from being able to utilize a portion  of such loss  carryforwards  in future tax  periods  and may reduce our after-tax cash flow.

NET INCOME

      For the reasons  described  above,  net income increased from $4.3 million
2004 to $5.6 million in 2005.

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

      EBITDA, as set forth in the table below (in thousands),  increased by $2.0 million,  or 12.1%,  from $16.6 million in 2004 to $18.6 million in 2005,  while decreasing as a percentage of total revenues from 35.7% to 32.9%. EBITDA in 2005 includes  the  impact  of the  adoption  of SFAS  123-R in July  2005.

                                                  Six Months Ended December 31,
                                                  -----------------------------
                                                     2005               2004
                                                 -----------        -----------
Net income                                       $     5,594        $     4,291
Interest expense                                         908              4,268
Depreciation and amortization                          8,860              7,937
Provision for income taxes                             3,429                106
Gain on financial instrument                            (177)                --
                                                 -----------        -----------
EBITDA                                           $    18,614        $    16,602
                                                 ===========        ===========

Cash flows provided by (used in):
  Operating activities                           $    17,184        $     9,928
  Investing activities                           $   (20,944)       $   (24,702)
  Financing activities                           $     2,975        $    14,317

LIQUIDITY AND CAPITAL RESOURCES

      Our cash  requirements  consist  principally  of (1) capital  expenditures associated  with  purchasing  and placing new bulk CO2 systems  into  service at customers'  sites;  (2)  payments  of  principal  and  interest  on  outstanding indebtedness;  and (3) working capital. Whenever possible, we seek to obtain the use of vehicles,  land, buildings,  and other office and service equipment under operating  leases as a means of conserving  capital.  We anticipate  making cash capital expenditures of approximately $30.0 million for internal growth over the next  twelve  months,  primarily  for  purchases  of bulk  CO2  systems  for new customers.

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

      ----------------------------------------------------------------------
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
      ----------------------------------------------------------------------

      Interest  is payable  periodically  on  borrowings  under the 2005  Credit
Facility. The 2005 Credit Facility is uncollateralized.  We are required to meet certain  affirmative  and  negative  covenants,  including  but not  limited to, financial  covenants.  We are required to assess  compliance  with the financial covenants under the 2005 Credit Facility on a quarterly  basis.  These financial covenants  are  based  on a  measure  that  is not  consistent  with  accounting principles  generally accepted in the United States of America.  Such measure is
EBITDA  (as  defined),   which  represents  earnings  before  interest,   taxes,
depreciation   and   amortization,   as  further  modified  by  certain  defined
adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place us in default and cause the debt  outstanding  under the 2005 Credit
Facility to immediately  become due and payable.  We were in compliance with all covenants  under  the  2005  Credit  Facility  as of June 30,  2005 and  through
December 31, 2005.

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

      As of December 31, 2005, a total of $34.2 million was outstanding pursuant to the 2005 Credit  Facility with a weighted  average  interest rate of 5.9% per annum.

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

      During the six months  ended  December  31,  2005,  our capital  resources included cash flows from operations and available  borrowing  capacity under the
2005 Credit  Facility.  We believe that cash flows from operations and available borrowings  under the 2005 Credit  Facility  will be sufficient to fund proposed operations for at least the next twelve months.

      The table below sets forth our contractual obligations (in thousands):

                                           Less than 1
Contractual obligations            Total       Year        2-3 Years     4-5 Years     Thereafter
-----------------------      --------------------------------------------------------------------
2005 Credit Facility
   Principal                 $    34,250   $        --     $      --     $  34,250     $      --
   Interest                        9,402         2,089         4,179         3,134            --
                             -----------   -----------     ---------     ---------     ---------
Total 2005 Credit Facility        43,652         2,089         4,179        37,384            --
                             -----------   -----------     ---------     ---------     ---------

Employment agreements              2,908         1,219         1,529           160            --
Operating leases                  16,636         5,175         7,628         3,658           175
                             -----------   -----------     ---------     ---------     ---------
Total obligations            $    63,196   $     8,483     $  13,336     $  41,202     $     175
                             ===========   ===========     =========     =========     =========

      In  addition,  in  May  1997,  we  entered  into  an  exclusive  bulk  CO2 requirements contract with The BOC Group, Inc., which expires in May 2011.

      WORKING  CAPITAL.  At December 31, 2005 and June 30, 2005,  we had working capital of $12.8 million and $11.2 million, respectively.

      CASH FLOWS FROM  OPERATING  ACTIVITIES.  Cash flows provided by operations increased by $7.3  million  from $9.9 million in 2004 to $17.2  million in 2005.
The  improvement is primarily due to our  improvement  in net income  (excluding non-cash  charges)  of $5.9  million,  while  cash used by the  working  capital components of our balance sheet increased by $1.3 million from 2004 to 2005.

      CASH FLOWS FROM INVESTING ACTIVITIES.  During 2005 and 2004, net cash used in  investing  activities  was $20.9  million and $24.7  million,  respectively.
Investing  activities in 2005 included $4.7 million paid for the  acquisition of the beverage  carbonation  business Bay Area  Equipment Co., Inc.  ("BAE"),  and related acquisition expenses on September 30, 2005. Investing activities in 2004 included  $15.7  million  paid for the  acquisition  of the  bulk  CO2  beverage carbonation business of Pain Enterprises,  Inc. ("Pain") and related acquisition expenses. Exclusive of acquisition purchases, investing activities are primarily attributable to the acquisition, installation and direct placement costs of bulk
CO2 systems.

      CASH FLOWS FROM FINANCING ACTIVITIES.  During 2005, cash flows provided by financing activities was $3.0 million, compared to $14.3 million in 2004. During
2005, we borrowed  approximately $4.7 million to fund the purchase of BAE and in
2004 we borrowed approximately $13.0 million to fund the Pain transaction.

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

      As of  December  31,  2005,  we operated a fleet of  specialized  bulk CO2 delivery  vehicles and technical  service vehicles that logged  approximately 13 million miles over the trailing twelve month period. While significant increases in fuel prices impact our operating costs, such impact is largely offset by fuel surcharges billed to the majority of our customers.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial  Accounting  Standards  Board revised SFAS
No. 123,  "ACCOUNTING  FOR  STOCK-BASED  COMPENSATION"  ("SFAS 123") through the issuance  of SFAS  123-R  "SHARE-BASED  PAYMENTS"  ("SFAS  123-R").  SFAS  123-R
supersedes APB 25 and its related implementation  guidance.  SFAS 123-R requires all  share-based  payments to  employees,  including  grants of  employee  stock options,  to be recognized  in the  statement of operations  based on their fair value and vesting schedule.  However,  SFAS 123-R does not change the accounting guidance for share-based payment  transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18,  "ACCOUNTING
FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR
IN CONJUNCTION WITH SELLING, GOODS OR SERVICES." We adopted SFAS 123-R effective with the  fiscal  quarter  beginning  July 1,  2005 on a  "modified  prospective basis," and  accordingly,  pro forma  disclosure  of net income and earnings per share is no longer an alternative to recognition in the statement of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As  discussed  under  "Management's  Discussion  and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources" above, as of December 31, 2005, a total of $34.2  million was  outstanding  under the 2005
Credit Facility with a weighted average  interest rate of 5.9% per annum.  Based upon the $34.2 million  outstanding  under the 2005 Credit  Facility at December
31, 2005, our annual interest cost under the 2005 Credit Facility would increase by $0.3 million for each 1% increase in Eurodollar interest rates.

      In order to reduce our  exposure to  increases in  Eurodollar  rates,  and consequently to increases in interest payments, we entered into an interest rate swap  transaction  (the "Prior Swap") on October 2, 2003, in the amount of $20.0 million (the "Prior  Notional  Amount") with an effective date of March 15, 2004 and a maturity date of September 15, 2005. Pursuant to the Prior Swap, we paid a fixed interest rate of 2.12% per annum and received a Eurodollar-based  floating rate.  The effect of the Prior Swap was to neutralize  any changes in Eurodollar rates on the Prior Notional  Amount.  As the Prior Swap was not effective  until
March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Prior
Swap did not meet the  requirements  to be designated  as a cash flow hedge.  As such,  an  unrealized  loss of $0.2 million was  recognized  in our statement of operations  for the fiscal year ended June 30,  2004,  reflecting  the change in fair value of the Prior Swap from  inception to the effective  date. As of March
15, 2004,  the Prior Swap met the  requirements  to be designated as a cash flow hedge and was deemed a highly effective  transaction.  Accordingly,  we recorded
$0.2 million  representing the change in fair value of the Prior Swap from March
15, 2004 through September 15, 2005, as other  comprehensive  income,  which was reversed upon the  termination of the Prior Swap in September 2005. In addition, upon  termination  of the Prior Swap,  we reversed the  unrealized  loss of $0.2 million previously recognized in our statement of operations.

      In order to reduce our  exposure to  increases in  Eurodollar  rates,  and consequently to increases in interest  payments,  we entered into a new interest rate swap transaction  (the "2005 Swap") comprised of two instruments  ("Swap A"
and "Swap B") on September 28, 2005, with an effective date of October, 3, 2005.
Swap A, in the amount of $15.0  million  (the "A Notional  Amount"),  matures on
October  3, 2008 and Swap B, in the  amount  of $5.0  million  (the "B  Notional
Amount"),  matures  on April 3,  2007.  Pursuant  to Swap A and Swap B, we pay a
fixed  interest rate of 4.69% and 4.64% per annum,  respectively,  and receive a
Eurodollar-based floating rate. The effect of the 2005 Swap is to neutralize any changes in Eurodollar  rates on the A Notional Amount and the B Notional Amount.
The 2005 Swap meets the  requirements  to be designated as a cash flow hedge and is deemed a highly effective transaction. Accordingly, changes in the fair value of Swap A or Swap B are recorded as other comprehensive income (loss).

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   Our 2005 Annual Meeting of Shareholders was held on December 7, 2005.
(b)   Michael E. DeDomenico and Daniel Raynor were elected as Class II directors of the Company to serve until our 2008 Annual Meeting of Shareholders. The terms of J. Robert Vipond and  Christopher  White,  Class III directors of the Company, and Robert L. Frome and Steven J. Landwehr, Class I directors of the  Company,  continue  until  our 2006 and 2007  Annual  Meetings  of
      Shareholders, respectively.
(c)   (1) Election of Directors:

      NOMINEE                NUMBER OF VOTES FOR       NUMBER OF VOTES WITHHELD
      -------                -------------------       ------------------------

      Michael E. DeDomenico      10,151,276                    3,547,716
      Daniel Raynor              10,361,990                    3,337,002

      (2) Approval of 2005 Executive Management Stock Option Plan:

---------------------------------------------------------------------------------------------------------------
NUMBER OF VOTES FOR       NUMBER OF VOTES AGAINST     NUMBER OF VOTES ABSTAINING     NUMBER OF BROKER NON-VOTES
---------------------------------------------------------------------------------------------------------------
9,997,458                 1,715,348                   24,659                         1,961,527
---------------------------------------------------------------------------------------------------------------

      (3) Approval of 2005 Non-Employee Directors Stock Option Plan:

---------------------------------------------------------------------------------------------------------------
NUMBER OF VOTES FOR       NUMBER OF VOTES AGAINST     NUMBER OF VOTES ABSTAINING     NUMBER OF BROKER NON-VOTES
---------------------------------------------------------------------------------------------------------------
11,205,456                507,091                     24,918                         1,961,527
---------------------------------------------------------------------------------------------------------------

      (4) Approval of 2005 Employee Stock Option Plan:

---------------------------------------------------------------------------------------------------------------
NUMBER OF VOTES FOR       NUMBER OF VOTES AGAINST     NUMBER OF VOTES ABSTAINING     NUMBER OF BROKER NON-VOTES
---------------------------------------------------------------------------------------------------------------
11,252,867                460,264                     24,334                         1,961,527
---------------------------------------------------------------------------------------------------------------

      (5) Ratification of Grant of Stock Options to Certain Directors:

---------------------------------------------------------------------------------------------------------------
NUMBER OF VOTES FOR       NUMBER OF VOTES AGAINST     NUMBER OF VOTES ABSTAINING     NUMBER OF BROKER NON-VOTES
---------------------------------------------------------------------------------------------------------------
11,219,499                487,245                     30,721                         1,961,527
---------------------------------------------------------------------------------------------------------------

ITEM 6. EXHIBITS.

EXHIBIT NO.       EXHIBIT
-----------       -------

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

                                                     NuCO2 Inc.

Dated: February 9, 2006                              By: /S/ ROBERT R. GALVIN
                                                         -----------------------
                                                         Robert R. Galvin
                                                         Chief Financial Officer

