Form 10-K/A
period 2005-06-30
NUCO2 INC /FL
filed 2006-02-22
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                    FORM 10-K/A

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

                                EXPLANATORY NOTE

            On September  13, 2005,  the filing date of Form 10-K for the fiscal year ended June 30, 2005 (the "10-K") of NuC02 Inc. (the "Company"), the Company
believed that separate  presentation of noncurrent  deferred tax assets of $39.3 million  and the  noncurrent  deferred  tax  liability  of $24.2  million in the balance  sheet as of June 30, 2005 was  appropriate.  Prior to the filing of the
Company's  Form 10-Q for the quarter ended  September  30, 2005 (the  "September
10-Q"),  the Company  determined  that in accordance with Statement of Financial
Accounting  Standards No. 109,  "Accounting for Income Taxes" ("SFAS 109"),  all
noncurrent deferred tax assets and liabilities should be offset and presented as a single amount in the balance sheet,  and  accordingly,  in the September 10-Q, noncurrent  deferred tax assets and the  noncurrent  deferred tax  liability are presented as a single amount in the balance sheet as of both  September 30, 2005 and June 30, 2005.  The Company's  Form 10-Q for the quarter ended  December 31,
2005 also presents  noncurrent  deferred tax assets and the noncurrent  deferred tax  liability as a single  amount in the balance  sheet as of both December 31,
2005 and June 30, 2005.

            The  purpose  of  this  Amendment  to  the  10-K  is to  offset  the noncurrent  deferred tax  liability  against  noncurrent  deferred tax assets in accordance with SFAS 109, and to present noncurrent deferred tax assets, net, of
$15.1 million and $0  noncurrent  deferred tax liability in the balance sheet as of June 30, 2005.

            This Amendment revises pages 17, F-2, F-4 and F-28 of the 10-K.

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

                                                                FISCAL YEAR ENDED JUNE 30,
                                                                --------------------------
                                                   2005        2004*       2003*        2002*        2001*
                                                   ----        -----       -----        -----        -----
                                                  (in thousands, except per share amounts and Operating Data)
INCOME STATEMENT DATA:
Product sales ...............................   $  61,602    $  49,900   $  45,833    $  46,209    $  43,909
Equipment rentals ...........................      35,738       30,936      28,576       26,103       23,724
                                                ---------    ---------   ---------    ---------    ---------

Total revenues ..............................      97,340       80,836      74,409       72,312       67,633
                                                ---------    ---------   ---------    ---------    ---------

Cost of products sold, excluding depreciation
and amortization ............................      41,147       33,883      32,047       31,903       28,921
Cost of equipment rentals, excluding
depreciation and amortization ...............       2,522        2,345       3,513        3,595        4,270
Selling, general and administrative expenses       17,020       15,722      17,484       17,614       17,368
Depreciation and amortization ...............      16,484       15,234      17,167       16,319       17,475
Loss on asset disposal ......................       1,332        1,242       1,650        4,654        4,877
                                                ---------    ---------   ---------    ---------    ---------

Operating income (loss) .....................      18,835       12,410       2,548       (1,773)      (5,278)
Loss on early extinguishment of debt ........       5,817        1,964        --            796         --
Unrealized loss on financial instrument .....        --            177        --           --           --
Interest expense ............................       6,985        7,947       7,487        8,402       10,207
                                                ---------    ---------   ---------    ---------    ---------

Net income (loss) before income taxes .......       6,033        2,322      (4,939)     (10,971)     (15,485)
Provision for (benefit from) income taxes ...     (19,558)         142        --           --           --
                                                ---------    ---------   ---------    ---------    ---------
Net income (loss) ...........................   $  25,591    $   2,180   $  (4,939)   $ (10,971)   $ (15,485)
                                                =========    =========   =========    =========    =========

Net income (loss) per basic common share ....   $    1.98    $    0.13   $   (0.54)   $   (1.32)   $   (2.01)
Net income (loss) per diluted common share ..   $    1.79    $    0.12   $   (0.54)   $   (1.32)   $   (2.01)

Weighted average shares outstanding - basic .      12,808       10,689      10,396        8,742        7,926
Weighted average shares outstanding - diluted      14,295       11,822      10,396        8,742        7,926

OTHER DATA:
EBITDA (1) ..................................   $  35,319    $  27,644   $  19,715    $  14,546    $  12,197

Total company owned bulk CO2 systems serviced      82,000       68,000      63,000       61,000       60,000
Customer owned bulk CO2 systems serviced ....      16,000       12,000      11,000        9,000        9,000
                                                ---------    ---------   ---------    ---------    ---------
Total bulk CO2 systems serviced .............      98,000       80,000      74,000       70,000       69,000
Total high pressure CO2 customers ...........       1,000        1,000       1,000        1,000        2,000
                                                ---------    ---------   ---------    ---------    ---------
Total customers .............................      99,000       81,000      75,000       71,000       71,000
Stationary depots ...........................         103           97          91           76           74
Mobile depots ...............................          14           11          10           22           19
Bulk CO2 trucks .............................         203          173         168          161          157
Technical service vehicles ..................          92           83          73           76           87
High pressure cylinder delivery trucks ......        --           --          --           --              2

BALANCE SHEET DATA:
Cash and cash equivalents ...................   $     968    $     505   $     455    $   1,562    $     626
Total assets ................................     173,132      128,502     125,846      132,638      138,016
Total debt (including short-term debt) ......      32,000       66,173      70,529       87,660       87,346
Redeemable preferred stock ..................        --         10,021       9,258        8,552        5,466
Total shareholders' equity ..................     129,184       40,756      34,936       25,219       33,982

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

As discussed in Note 19 to the financial statements, the Company's June 30, 2005 balance  sheet  reported  noncurrent  deferred tax assets of  $39,321,000  and a noncurrent  deferred tax liability of $24,198,000.  The noncurrent  deferred tax assets and  liability  should have been  netted.  Accordingly,  the deferred tax assets should have been reported as $15,123,000  and no noncurrent  deferred tax liability should have been reported. The financial statements have been restated
to reflect the correction of this error.

                                              MARGOLIN, WINER & EVENS LLP

Garden City, New York
August 17, 2005, except for Note 19,
as to which the date is February 21, 2006

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

                                       MARGOLIN, WINER & EVENS LLP

Garden City, New York
August 17, 2005

                                                             NUCO2 INC.
                                                           BALANCE SHEETS
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                               ASSETS
                                                               ------
                                                                                               June 30,
                                                                                     -------------------------------

                                                                                          2005              2004*
                                                                                     -----------        -----------
Current assets:
    Cash and cash equivalents                                                        $       968        $       505
    Trade accounts receivable; net of allowance for doubtful
        accounts of $1,850 and $2,095, respectively                                        8,568              6,141
    Inventories                                                                              259                226
    Prepaid insurance expense and deposits                                                 1,281              2,193
    Prepaid expenses and other current assets                                                854                685
    Deferred tax assets - current portion                                                  7,596               --
                                                                                     -----------        -----------

        Total current assets                                                              19,526              9,750
                                                                                     -----------        -----------

Property and equipment, net                                                              104,787             92,969
                                                                                     -----------        -----------

Other assets:
    Goodwill, net                                                                         22,094             19,222
    Deferred financing costs, net                                                            402              2,178
    Customer lists, net                                                                    5,760                 41
    Non-competition agreements, net                                                          836                703
    Deferred lease acquisition costs, net                                                  4,429              3,458
    Deferred tax assets                                                                   15,123               --
    Other assets                                                                             175                181
                                                                                     -----------        -----------
                                                                                          48,819             25,783
                                                                                     -----------        -----------
        Total assets                                                                 $   173,132        $   128,502
                                                                                     ===========        ===========

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
    Current maturities of long-term debt                                             $      --          $     6,048
    Accounts payable                                                                       5,178              4,579
    Accrued expenses                                                                         608                483
    Accrued insurance                                                                        596                430
    Accrued interest                                                                         112                440
    Accrued payroll                                                                        1,464              2,030
    Other current liabilities                                                                366                343
                                                                                     -----------        -----------
        Total current liabilities                                                          8,324             14,353

Long-term debt, excluding current maturities                                              32,000             30,962
Subordinated debt                                                                           --               29,163
Customer deposits                                                                          3,624              3,247
                                                                                     -----------        -----------
        Total liabilities                                                                 43,948             77,725
                                                                                     -----------        -----------

Commitments and contingencies
Redeemable preferred stock                                                                  --               10,021
Shareholders' equity:
    Preferred  stock;  no par value; 5,000,000 shares authorized;
      issued and outstanding 0 shares at June 30, 2005
      and 7,500 shares at June 30, 2004                                                     --                 --
    Common stock; par value $.001 per share; 30,000,000 shares authorized;
        issued and outstanding 15,300,905 shares at June 30, 2005 and 10,840,831
        at June 30, 2004                                                                      15                 11
    Additional paid-in capital                                                           159,040             96,185
    Accumulated deficit                                                                  (30,113)           (55,704)
    Accumulated other comprehensive income                                                   242                264
                                                                                     -----------        -----------
        Total shareholders' equity                                                       129,184             40,756
                                                                                     -----------        -----------
                                                                                     $   173,132        $   128,502
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

                                                          Accumulated
                                                             Other            Total
                                                         Comprehensive     Shareholders'
                                                         Income (loss)        Equity
                                                         -------------     -------------

Balance, June 30, 2002                                 $      (429)   $    25,219
Comprehensive (loss):
       Net (loss)                                             --           (4,939)
       Other comprehensive income:
          Interest rate swap transaction                       300            300
                                                                      -----------
Total comprehensive (loss)                                                 (4,639)
Redeemable preferred stock dividend                           --             (706)
Issuance of 500 shares of common stock -
       exercise of options                                    --                6
Issuance of 1,663,846 shares of common stock                  --           15,056
                                                       -----------    -----------
Balance, June 30, 2003                                        (129)        34,936

Comprehensive income:
       Net income                                             --            2,180
       Other comprehensive income:
          Interest rate swap transaction, including
            reclassification adjustment of $86                 393            393
                                                                      -----------
Total comprehensive income                                                  2,573
Redeemable preferred stock dividend                           --             (763)
Issuance of 425,000 warrants to purchase
       shares of common stock                                 --            1,573
Extension of 665,403 warrants to purchase
       shares of common stock                                 --              760
Issuance of 107,331 shares of common stock --
       exercise of warrants                                   --              675
Issuance of 100,095 shares of common stock ---
       exercise of options                                    --            1,002
                                                       -----------    -----------
Balance, June 30, 2004                                         264         40,756
Comprehensive income:
  Net income                                                  --           25,591
  Other comprehensive (loss):
    Interest rate swap transaction                             (22)           (22)
                                                                      -----------
Total comprehensive income                                                 25,569
Conversion of 5,000 shares of Redeemable
       Preferred Stock                                        --            7,007
Conversion of 2,500 shares of Redeemable
       Preferred Stock                                        --            3,196
Issuance of 953,285 shares of common stock -
       exercise of warrants                                   --              743
Issuance of 462,674 shares of common stock -
       exercise of options                                    --            3,500
Tax effect of disqualifying dispositions -
       exercise of options                                    --            3,080
Issuance of 2,041,713 shares of common stock                  --           45,515
Redeemable preferred stock dividend                           --             (182)
                                                       -----------    -----------
Balance, June 30, 2005                                 $       242    $   129,184
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

NOTE 19 - RESTATEMENT

            On September  13, 2005,  the filing date of Form 10-K for the fiscal year ended June 30, 2005 (the "10-K") of NuCO2 Inc. (the "Company"), the Company
believed that separate  presentation of  noncurrent deferred tax assets of $39.3 million  and the  noncurrent  deferred  tax  liability  of $24.2  million in the balance  sheet as of June 30, 2005 was  appropriate.  Prior to the filing of the
Company's  Form 10-Q for the quarter ended  September  30, 2005 (the  "September
10-Q"),  the Company  determined  that in accordance with Statement of Financial
Accounting  Standards No. 109,  "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"),  all
noncurrent deferred tax assets and liabilities should be offset and presented as a single amount in the balance sheet,  and  accordingly,  in the September 10-Q, noncurrent  deferred tax assets and the  noncurrent  deferred tax  liability are presented as a single amount in the balance sheet as of both  September 30, 2005 and June 30, 2005.  The Company's  Form 10-Q for the quarter ended  December 31,
2005 also presents  noncurrent  deferred tax assets and the noncurrent  deferred tax  liability as a single  amount in the balance  sheet as of both December 31,
2005 and June 30, 2005. The financial  statements,  as now presented,  have been restated to reflect the correction of this error.

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