Form 10-Q
period 2006-03-31
NUCO2 INC /FL
filed 2006-05-10
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2006

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the transition period from ________________ to ________________

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

      Indicate by check |X| whether the registrant is a large accelerated filer,
an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

Large Accelerated Filer |_|   Accelerated Filer |X|    Non-Accelerated Filer |_|

      Indicate  by check |X|  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares  outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                         Outstanding at March 31, 2006
                -----                         -----------------------------
     Common Stock, $.001 par value                   15,514,134 shares

                                   NUCO2 INC.

                                      INDEX

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets as of March 31, 2006 and                           3
                  June 30, 2005

             Statements of Operations for the Three Months Ended               4
                  March 31, 2006 and March 31, 2005

             Statements of Operations for the Nine Months Ended                5
                  March 31, 2006 and March 31, 2005

             Statement of Shareholders' Equity for the Nine Months             6
                  Ended March 31, 2006

             Statements of Cash Flows for the Nine Months                      7
                  Ended March 31, 2006 and March 31, 2005

             Notes to Financial Statements                                     9

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF                          20
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       32

ITEM 4.      CONTROLS AND PROCEDURES                                          33

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS                                                         33

SIGNATURES                                                                    34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   NUCO2 INC.
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                     ------
                                                                              March 31, 2006     June 30, 2005*
                                                                              --------------     --------------
                                                                               (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                     $     331         $     968
   Trade accounts receivable; net of allowance for doubtful
      accounts of $2,028 and $1,850, respectively                                   11,882             8,568
   Inventories                                                                         296               259
   Prepaid insurance expense and deposits                                            1,936             1,281
   Prepaid expenses and other current assets                                         2,605               854
   Deferred tax assets - current portion                                             7,648             7,596
                                                                                 ---------         ---------
      Total current assets                                                          24,698            19,526
                                                                                 ---------         ---------

Property and equipment, net                                                        115,021           104,787
                                                                                 ---------         ---------

Other assets:
   Goodwill, net                                                                    24,337            22,094
   Deferred financing costs, net                                                       355               402
   Customer lists, net                                                               6,449             5,760
   Non-competition agreements, net                                                   1,247               836
   Deferred lease acquisition costs, net                                             5,092             4,429
   Deferred tax assets, net                                                         11,813            15,123
   Other assets                                                                        186               175
                                                                                 ---------         ---------
                                                                                    49,479            48,819
                                                                                 ---------         ---------
      Total assets                                                               $ 189,198         $ 173,132
                                                                                 =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable                                                              $   5,729         $   5,178
   Accrued expenses                                                                  1,452               608
   Accrued insurance                                                                   927               596
   Accrued interest                                                                    150               112
   Accrued payroll                                                                   1,242             1,464
   Other current liabilities                                                           304               366
                                                                                 ---------         ---------
      Total current liabilities                                                      9,804             8,324

Long-term debt                                                                      32,850            32,000
Other long-term liabilities                                                            275                --
Customer deposits                                                                    3,915             3,624
                                                                                 ---------         ---------
      Total liabilities                                                             46,844            43,948
                                                                                 ---------         ---------

Commitments and contingencies
Shareholders' equity:
   Common stock; par value $.001 per share; 30,000,000 shares authorized;
      issued 15,522,634 shares at March 31, 2006
      and 15,300,905 at June 30, 2005                                                   16                15
   Additional paid-in capital                                                      164,728           159,040
   Less treasury stock at cost; 8,500 shares at March 31, 2006
      and 0 shares at June 30, 2005                                                   (235)               --
   Accumulated deficit                                                             (22,339)          (30,113)
   Accumulated other comprehensive income                                              184               242
                                                                                 ---------         ---------
      Total shareholders' equity                                                   142,354           129,184
                                                                                 ---------         ---------
        Total liabilities and shareholders' equity                               $ 189,198         $ 173,132
                                                                                 =========         =========

See accompanying notes to financial statements.
*Reclassified to conform to current year presentation.

                                   NUCO2 INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2006          2005*
                                                                         ----          -----
Revenues:
   Product sales                                                       $ 18,984      $ 15,206
   Equipment rentals                                                     10,213         9,405
                                                                       --------      --------

Total revenues                                                           29,197        24,611
                                                                       --------      --------

Costs and expenses:
   Cost of products sold, excluding depreciation and amortization        12,725        10,599
   Cost of equipment rentals, excluding depreciation
      and amortization                                                      879           629
   Selling, general and administrative expenses                           6,341         4,063
   Depreciation and amortization                                          4,667         4,276
   Loss on asset disposal                                                   396           163
                                                                       --------      --------
                                                                         25,008        19,730
                                                                       --------      --------

Operating income                                                          4,189         4,881
Interest expense                                                            555         2,171
                                                                       --------      --------

Income before provision for income taxes                                  3,634         2,710
Provision for income taxes                                                1,454            --
                                                                       --------      --------

Net income                                                             $  2,180      $  2,710
                                                                       ========      ========

Weighted average outstanding shares of common stock:
   Basic                                                                 15,462        12,807
                                                                       ========      ========
   Diluted                                                               16,127        13,826
                                                                       ========      ========

Net income per basic share                                             $   0.14      $   0.21
                                                                       ========      ========
Net income per diluted share                                           $   0.14      $   0.20
                                                                       ========      ========

See accompanying notes to financial statements.
*Reclassified to conform to current year presentation.

                                   NUCO2 INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      Nine Months Ended March 31,
                                                                      ---------------------------
                                                                         2006            2005*
                                                                         ----            -----
Revenues:
   Product sales                                                       $ 55,917        $ 44,189
   Equipment rentals                                                     29,898          26,983
                                                                       --------        --------

Total revenues                                                           85,815          71,172
                                                                       --------        --------

Costs and expenses:
   Cost of products sold, excluding depreciation and amortization        36,786          30,056
   Cost of equipment rentals, excluding depreciation
      and amortization                                                    2,362           1,763
   Selling, general and administrative expenses                          17,596          12,774
   Depreciation and amortization                                         13,527          12,213
   Loss on asset disposal                                                 1,601             820
                                                                       --------        --------
                                                                         71,872          57,626
                                                                       --------        --------

Operating income                                                         13,943          13,546
Gain on financial instrument                                               (177)             --
Interest expense                                                          1,463           6,439
                                                                       --------        --------

Income before provision for income taxes                                 12,657           7,107
Provision for income taxes                                                4,883             106
                                                                       --------        --------

Net income                                                             $  7,774        $  7,001
                                                                       ========        ========

Weighted average outstanding shares of common stock:
   Basic                                                                 15,378          11,996
                                                                       ========        ========
   Diluted                                                               15,961          13,395
                                                                       ========        ========

Net income per basic share                                             $   0.51        $   0.57
                                                                       ========        ========
Net income per diluted share                                           $   0.49        $   0.51
                                                                       ========        ========

See accompanying notes to financial statements.
*Reclassified to conform to current year presentation.

                                   NUCO2 INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    Common Stock          Additional      Treasury Stock
                                              ------------------------     Paid-In       ----------------
                                                Shares        Amount       Capital       Shares    Amount
                                                ------        ------       -------       ------    ------

Balance, June 30, 2005                        15,300,905    $       15    $  159,040         --    $   --
Comprehensive income:
  Net income                                          --            --            --         --        --
  Other comprehensive income:
    Interest rate swap transaction                    --            --            --         --        --

Total comprehensive income
Share-based compensation                              --            --         2,492         --        --
Excess tax benefits from share-based
arrangements                                          --            --         1,204         --        --
Issuance of 221,729 shares of common
   stock - exercise of options                   221,729             1         2,184         --        --
Purchase of treasury stock                            --            --            --      8,500      (235)
Additional costs related to prior
   year stock issuance                                --            --          (192)        --        --
                                              ----------    ----------    ----------   --------  --------
Balance, March 31, 2006                       15,522,634    $       16    $  164,728      8,500    $ (235)
                                              ==========    ==========    ==========   ========  ========

See accompanying notes to financial statements.

                                   NUCO2 INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            Accumulated
                                                              Other           Total
                                             Accumulated   Comprehensive  Shareholders'
                                               Deficit        Income          Equity
                                               -------        ------          ------

Balance, June 30, 2005                       $  (30,113)    $      242     $  129,184
Comprehensive income:
  Net income                                      7,774             --          7,774
  Other comprehensive income:
    Interest rate swap transaction                   --            (58)           (58)
                                                                            ----------
Total comprehensive income                                                      7,716
Share-based compensation                             --             --          2,492
Excess tax benefits from share-based
arrangements                                         --             --          1,204
Issuance of 221,729 shares of common
   stock - exercise of options                       --             --          2,185
Purchase of treasury stock                           --             --           (235)
Additional costs related to prior
   year stock issuance                               --             --           (192)
                                             ----------     ----------     ----------
Balance, March 31, 2006                      $  (22,339)    $      184     $  142,354
                                             ==========     ==========     ==========

See accompanying notes to financial statements.

                                       6A

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Nine Months Ended March 31,
                                                                 ---------------------------
                                                                     2006          2005*
                                                                     ----          -----
Cash flows from operating activities:
Net income                                                         $  7,774      $  7,001
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization of property and equipment      11,327        10,163
        Amortization of other assets                                  2,200         2,050
        Amortization of original issue discount                          --           318
        Paid-in-kind interest                                            --         1,014
        Loss on asset disposal                                        1,601           820
        Change in net deferred tax asset                              4,460            --
        Share-based compensation                                      2,492            --
        Excess tax benefits from share-based arrangements            (1,204)           --
        Gain on financial instrument                                   (177)           --
        Changes in operating assets and liabilities:
           Decrease (increase) in:
             Trade accounts receivable                               (3,314)       (1,813)
             Inventories                                                (37)          (22)
             Prepaid insurance expense and deposits                    (655)          157
             Prepaid expenses and other current assets               (1,633)         (703)
           Increase (decrease) in:
             Accounts payable                                           551           472
             Accrued expenses                                           506           291
             Accrued insurance                                          331          (201)
             Accrued payroll                                           (222)       (1,142)
             Accrued interest                                            38            27
             Other current liabilities                                  (63)           49
             Customer deposits                                          291           313
                                                                   --------      --------

           Net cash provided by operating activities                 24,266        18,794
                                                                   --------      --------

Cash flows from investing activities:
  Purchase of property and equipment                                (22,203)      (12,985)
  Increase in deferred lease acquisition costs                       (1,816)       (1,662)
  Acquisition of businesses                                          (4,668)      (15,739)
  (Increase) decrease in other assets                                   (11)            7
                                                                   --------      --------

           Net cash used in investing activities                   $(28,698)     $(30,379)
                                                                   --------      --------

See accompanying notes to financial statements.
*Reclassified to conform to current year presentation.

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)

                                                       Nine Months Ended March 31,
                                                       ---------------------------
                                                           2006          2005*
                                                           ----          -----
Cash flows from financing activities:
  Net proceeds from issuance of long-term debt           $ 12,350      $ 24,250
  Repayment of long-term debt                             (11,500)      (23,261)
  Proceeds from the issuance of common stock                   --        46,633
  Issuance costs - common stock                              (192)         (510)
  Increase in deferred financing costs                        (18)         (819)
  Exercise of options and warrants                          1,950         3,192
  Excess tax benefits from share-based arrangements         1,204            --
                                                         --------      --------

           Net cash provided by financing activities        3,794        49,485
                                                         --------      --------

Increase (decrease) in cash and cash equivalents             (638)       37,900
Cash and cash equivalents, beginning of period                968           505
                                                         --------      --------

Cash and cash equivalents, end of period                 $    330      $ 38,405
                                                         ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:

           Interest                                      $  1,425      $  5,109
                                                         ========      ========

           Income taxes                                  $    380      $    127
                                                         ========      ========

During the nine months ended March 31, 2006, a certain  officer  exercised stock options in a non-cash  transaction.  The  officer  surrendered  8,500  shares of previously  acquired common stock in exchange for 34,881 shares. The Company has recorded $235, the market value of the surrendered shares, as treasury shares.

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

      The  financial  information  included in this report has been  prepared in conformity  with the  accounting  principles,  and  methods  of  applying  those accounting  principles,  reflected in the audited  financial  statements for the fiscal year ended June 30, 2005 of NuCO2 Inc. (the  "Company")  included in Form
10-K, as amended,  filed with the Securities and Exchange Commission,  except as noted in Note 2.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

      In  December  2004,  the  FASB  revised  SFAS  No.  123,  "ACCOUNTING  FOR
STOCK-BASED  COMPENSATION"  through  the  issuance  of SFAS  123-R  "SHARE-BASED
PAYMENTS." SFAS 123-R supersedes APB 25 and its related implementation guidance.
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
ACQUIRING,  OR IN  CONJUNCTION  WITH SELLING,  GOODS OR  SERVICES."  The Company
adopted SFAS 123-R effective with the fiscal quarter beginning July 1, 2005 on a
"modified  prospective  basis," and  accordingly,  pro forma  disclosure  of net income and earnings per share, is no longer an alternative to recognition in the statement  of  operations.  As  described  in greater  detail in Note 7(d),  the
Company  recognized  $1.4 million and $2.5 million in stock option  compensation during the three and nine months ended March 31, 2006,  respectively,  for which there was no corresponding  expense in the three and nine months ended March 31,
2005.  Had the Company  recognized  stock option  compensation  prior to July 1,
2005, it would had recorded  stock option  compensation  expense of $0.3 million and $1.0  million in its  results of  operations  for the three and nine  months ended March 31, 2005, respectively.

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

      The results of operations for the Pain and CCE  acquisitions  are included in the  statements of  operations  for the three and nine months ended March 31,
2006. However, as BAE was acquired on September 30, 2005, none of its results of operations  have been included in the Company's  statement of operations for the three months then ended. The following unaudited pro forma results of operations
(in  thousands,  except  per share  amounts)  have been  prepared  assuming  the acquisitions  described  above had  occurred as of the  beginning of the periods presented in the Company's financial  statements,  including  adjustments to the
financial   statements  for   additional   depreciation   of  tangible   assets,
amortization  of  intangible  assets,  and  increased  interest on borrowings to finance the  acquisitions.  The  unaudited pro forma  operating  results are not necessarily  indicative of operating  results that would have occurred had these acquisitions been consummated as of the beginning of the periods  presented,  or of future operating results. In certain cases, the operating results for periods prior to the acquisitions are based on (a) unaudited  financial data provided by the seller or (b) an estimate of  revenues,  cost of  revenues  and/or  selling, general and administrative  expenses based on information provided by the seller or otherwise available to the Company. Inasmuch as the Company acquired customer accounts,  tanks at  customer  sites and other  assets  related to the  beverage carbonation  businesses of Pain, CCE and BAE,  certain  operational  and support costs  provided for by the sellers are not  applicable to the Company's  cost of servicing these customers and were therefore  eliminated;  however,  the Company
incurred   approximately   $0.5  million  in  non-recurring   costs  during  the
integration phase of the Pain acquisition that are included in the unaudited pro forma  results for the three and nine months  ended  March 31,  2005,  presented below. Integration costs associated with CCE and BAE were minimal.

Unaudited Pro Forma:           Three Months Ended March 31,  Nine Months Ended March 31,
                               ----------------------------  ---------------------------
                                   2006           2005           2006           2005
                                 --------       --------       --------       --------
Total revenues                   $ 29,197       $ 25,476       $ 86,410       $ 76,344
Operating income (a)                4,189          5,115         14,067         14,788

Income before provision
    for income taxes                3,634          2,858         12,706          7,844
Provision for income taxes          1,454             --          4,902            132
                                 --------       --------       --------       --------
Net income                          2,180          2,858          7,804          7,712
Preferred stock dividends              --             --             --           (182)
                                 --------       --------       --------       --------
Net income available to
    common shareholders          $  2,180       $  2,858       $  7,804       $  7,530
                                 ========       ========       ========       ========

Basic income per share           $   0.14       $   0.22       $   0.51       $   0.63
                                 ========       ========       ========       ========
Diluted income per share         $   0.14       $   0.20       $   0.49       $   0.56
                                 ========       ========       ========       ========

(a)   SFAS 123R was  adopted  effective  July 1, 2005; accordingly,  there is no share-based compensation expense in the prior year. (See Note 7(d)).

NOTE 4. EARNINGS PER SHARE

      The  Company  calculates   earnings  per  share  in  accordance  with  the
requirements of SFAS No. 128,  "EARNINGS PER SHARE." The weighted average shares outstanding  used to  calculate  basic  and  diluted  earnings  per  share  were calculated as follows (in thousands):

                                                   Three Months Ended March 31,     Nine Months Ended March 31,
                                                   ----------------------------     ---------------------------
                                                       2006            2005            2006            2005
                                                     --------        --------        --------        --------

Weighted average shares outstanding - basic            15,462          12,807          15,378          11,996

Outstanding options and warrants to purchase
  shares of common stock - remaining shares
  after assuming repurchase with proceeds
  from exercise                                           665           1,019             583           1,399
                                                     --------        --------        --------        --------

Weighted average shares outstanding - diluted          16,127          13,826          15,961          13,395
                                                     ========        ========        ========        ========

      In August 2004, 5,000 shares of the Company's  redeemable  preferred stock were converted into 754,982 shares of common stock.  The remaining  2,500 shares of redeemable preferred stock were converted into 247,420 shares of common stock in December 2004.  Prior to the conversion of the redeemable  preferred stock to shares of common stock,  the Company  excluded the effects of the  conversion of its outstanding  redeemable  preferred stock using the "if converted"  method in accordance with SFAS 128, as the effect would be  anti-dilutive  for that period
(See Note 6).

      The following table presents the Company's net income  available to common shareholders and income per share,  basic and diluted (in thousands,  except per share amounts) for the indicated periods:

                                            Three Months Ended March 31,     Nine Months Ended March 31,
                                            ----------------------------     ---------------------------
                                                2006            2005            2006            2005
                                              --------        --------        --------        --------

Net income                                    $  2,180        $  2,710        $  7,774        $  7,001
Redeemable preferred stock dividends                --              --              --            (182)
                                              --------        --------        --------        --------
Net income -
    available to common shareholders          $  2,180        $  2,710        $  7,774        $  6,819
                                              ========        ========        ========        ========

Weighted average outstanding shares of
    common stock:

Basic                                           15,462          12,807          15,378          11,996
Diluted                                         16,127          13,826          15,961          13,395

Basic income (loss) per share                 $   0.14        $   0.21        $   0.51        $   0.57
                                              ========        ========        ========        ========
Diluted income (loss) per share               $   0.14        $   0.20        $   0.49        $   0.51
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

                                       11

     ----------------------------------------------------------------------
     Pricing    Consolidated Leverage        Eurodollar Rate    Base Rate
     Level      Ratio                        Loans              Loans
     ----------------------------------------------------------------------
     I          Greater than or equal to     2.000%             0.500%
                2.50x
     ----------------------------------------------------------------------
     II         Less than 2.50x but greater  1.750%             0.250%
                than or equal to 2.00x
     ----------------------------------------------------------------------
     III        Less than 2.00x but          1.500%             0.000%
                greater than or equal to
                1.50x
     ----------------------------------------------------------------------
     IV         Less than 1.50x but greater  1.250%             0.000%
                than or equal to 0.50x
     ----------------------------------------------------------------------
     V          Less than 0.50x              1.000%             0.000%
     ----------------------------------------------------------------------

      The table above  reflects an amendment  dated March 24, 2006  lowering the
Company's Eurodollar Rate Loan margin by 25 basis points.

      Interest  is payable  periodically  on  borrowings  under the 2005  Credit
Facility. The 2005 Credit Facility is uncollateralized.  The Company is required to meet certain affirmative and negative covenants,  including,  but not limited to, financial  covenants.  The Company is required to assess compliance with the financial  covenants under the 2005 Credit Facility on a quarterly basis.  These financial  covenants  are  based  on a  measure  that  is  not  consistent  with accounting  principles generally accepted in the United States of America.  Such measure is EBITDA (as  defined),  which  represents  earnings  before  interest, taxes,  depreciation  and  amortization,  as further modified by certain defined adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place the Company in default and cause the debt outstanding under the 2005
Credit Facility to immediately  become due and payable.  As of June 30, 2005 and through March 31, 2006, the Company was in compliance  with all covenants  under the 2005 Credit Facility.

      The Company  recorded $0.4 million in financing costs  associated with the
2005 Credit  Facility.  Such costs are being amortized over the life of the 2005
Credit Facility.

      As of March 31, 2006, a total of $32.9 million was outstanding pursuant to the 2005 Credit  Facility,  with a weighted  average  interest  rate of 5.9% per annum.

      (B) PREVIOUS FACILITIES

      As of March 31, 2005,  the Company  maintained a $50 million senior credit facility with a syndicate of banks (the "Senior  Credit  Facility") and was also obligated under subordinated  promissory notes (the "New Notes"), with aggregate balances  outstanding  as of March 31, 2005 of $38.0 million and $32.1  million, respectively. Borrowings under the Senior Credit Facility and New Notes at March
31, 2005 bore interest at weighted  average interest rates of 6.6% and 18.0% per annum, respectively. On April 4, 2005, the Company used $34.3 million of the net proceeds  from  the  sale  of  2,041,713  shares  of  its  common  stock  in  an underwritten  public  offering  in March 2005 to redeem the New Notes at 106% of the original principal amount plus accrued interest and prepayment penalties.

      The  Company  was  required  to  meet  certain  affirmative  and  negative covenants,  including,  but not limited to  financial  covenants  under both the
Senior Credit Facility and the New Notes. The Company was in compliance with all covenants as of September 30, 2003 and through the quarter ended March 31, 2005.

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
As of March 31, 2006, no warrants  issued in  connection  with the 1997 and 1999
Notes or New Notes were outstanding.

      (C) HEDGING ACTIVITIES

      Effective July 1, 2000, the Company adopted SFAS No. 133,  "ACCOUNTING FOR
DERIVATIVE  INSTRUMENTS AND HEDGING ACTIVITIES," as amended,  which, among other
things,   establishes   accounting   and  reporting   standards  for  derivative
instruments,   including  certain  derivative   instruments  embedded  in  other
contracts and for hedging  activities.  All derivatives,  whether  designated in hedging  relationships  or not, are required to be recorded on the balance sheet at fair value.  For a derivative  designated as a cash flow hedge, the effective portions of changes in the fair value of the  derivative  are  recorded as other comprehensive  income and are recognized in the statement of operations when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges (if any) are recognized in earnings.

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
Accordingly,  changes  in the fair  value of Swap A and Swap B are  recorded  as other comprehensive income (loss).  During the nine months ended March 31, 2006, the Company recorded $167,000, representing the change in fair value of the 2005
Swap from inception through March 31, 2006, as other comprehensive income.

NOTE 6. REDEEMABLE PREFERRED STOCK

      During the three months ended  September  30, 2004,  redeemable  preferred stock with a  liquidation  preference  of $7.0 million was  converted to 754,982 shares of common stock. In addition,  during December 2004, redeemable preferred stock  outstanding at September 30, 2004, with a liquidation  preference of $3.2 million at the date of  conversion,  was  converted to 247,420  shares of common stock. There was no outstanding  redeemable preferred stock as of March 31, 2006 and March 31, 2005.

      During the three and nine months ended March 31, 2005, the carrying amount
(and liquidation  preference) of the redeemable preferred stock was increased by
$0 and $182,000, respectively, for dividends accrued.

NOTE 7. SHAREHOLDERS' EQUITY

      (A) NON-PLAN DIRECTOR STOCK OPTIONS

      In January 2001, the Company granted to each non-employee director options for 10,000 shares of common stock.  An aggregate of 50,000  options were granted at an exercise price of $7.82 per share.  In March 2003, the Company  granted to each  non-employee  director  options for 6,000  shares of common  stock,  or an aggregate  of  36,000  options,  at an  exercise  price of $4.85 per  share.  In
September 2003, the Company granted to two of its non-employee directors options for 22,000  shares of common  stock,  or an aggregate of 44,000  options,  at an exercise  price of $8.91 per share.  In  addition,  in March  2004,  the Company granted a non-employee  director  options for 6,000 shares of common stock at an exercise  price of $16.25 per share.  The exercise price for all grants is equal to the average  closing price of the common stock on the Nasdaq  National Market for the 20 trading  days prior to the grant date.  During the nine months  ended
March 31, 2006, an additional  18,000  options were granted to two  non-employee directors at an exercise price of $23.14 per share, the fair market value of the
Company's common stock on the date of grant,  with a weighted average grant date fair value of $3.86.  All options vest in two to five equal annual  installments commencing upon issuance and have a ten-year term.

      The following table summarizes  transactions pursuant to non-plan director stock options:

                                                           Weighted Average
                                           Options          Exercise Price          Options
                                         Outstanding          Per Option          Exercisable
                                         -----------       ----------------       -----------

Outstanding at June 30, 2004                136,000           $     7.76            78,667
    Exercised                               (41,000)                6.66
                                         ----------
Outstanding at March 31, 2005                95,000           $     8.23            76,334
                                         ==========

Outstanding at June 30, 2005                 84,667           $     8.29            66,001
    Granted                                  18,000                23.14
                                         ----------
Outstanding at March 31, 2006               102,667           $    10.90            94,667
                                         ==========

      The following table sets forth certain information as of March 31, 2006:

                                      Options Outstanding                                     Options Exercisable
                  --------------------------------------------------------  --------------------------------------------------------
                                 Weighted         Weighted      Aggregate                   Weighted        Weighted     Aggregate
    Range of        Options       Average         Average       Intrinsic     Options        Average        Average      Intrinsic
Exercise Prices   Outstanding  Remaining Life  Exercise Price  Value (000)  Exercisable  Remaining Life  Exercise Price  Value (000)
---------------   -----------  --------------  --------------  -----------  -----------  --------------  --------------  -----------

$ 4.85 - $10.00      78,667         6.49          $  7.69        $ 1,892       78,667           6.49         $  7.69       $ 1,892
$ 10.01 - $15.00          -            -                -              -            -              -               -             -
$ 15.01 - $20.00      6,000         8.00            16.25             93        4,000           8.00           16.25            62
$ 20.01 - $23.14     18,000         8.70            23.14            155       12,000           8.70           23.14           103
                   --------      -------          -------        -------      -------        -------         -------       -------
                    102,667         6.97          $ 10.90        $ 2,140       94,667           6.83         $ 10.01       $ 2,057
                   ========      =======          =======        =======      =======        =======         =======       =======

      (B) EMPLOYEE STOCK OPTION PLANS

      In 1995,  the Board of  Directors  adopted the 1995 Stock Option Plan (the
"1995  Plan"),  which  terminated  in November  2005.  Under the 1995 Plan,  the
Company reserved  2,400,000 shares of common stock for employees of the Company.
Under the terms of the 1995 Plan,  options  granted were either  incentive stock options or  non-qualified  stock options.  The exercise price of incentive stock options was  required  to be at least equal to 100% of the fair market  value of the Company's  common stock at the date of the grant,  and the exercise price of non-qualified stock options was not to be less than 75% of the fair market value of the Company's common stock at the date of the grant. The maximum term for all options  was ten years,  with  outstanding  options  having a  weighted  average remaining  contractual  life of 7.0 years as of March 31, 2006.  Options granted
prior  to   termination  of  the  1995  Plan  generally  vest  in  equal  annual installments  from three to five years,  though a limited  number of grants were partially  vested at the grant date.  As of March 31, 2006,  options to purchase
1,188,225  shares of the Company' common stock were  outstanding  under the 1995
Plan. In addition,  in September  2005, the Board of Directors  adopted the 2005
Employee Stock Option Plan (the "2005 Employee  Plan").  Under the 2005 Employee
Plan,  the Company has reserved  250,000 shares of common stock for employees of the  Company.  As of March  31,  2006,  no  options  to  purchase  shares of the
Company's common stock were outstanding under the 2005 Employee Plan.

      The  weighted-average  fair value per share of options  granted  under the
1995 Plan  during the nine months  ended March 31, 2006 and 2005,  was $4.83 and
$5.70, respectively.

      The following table summarizes transactions pursuant to the 1995 Plan:

                                                           Weighted Average
                                           Options          Exercise Price          Options
                                         Outstanding          Per Option          Exercisable
                                         -----------       ----------------       -----------

Outstanding at June 30, 2004              1,504,523           $    10.56           865,653
    Granted                                   1,000                19.41
    Expired or canceled                      (4,703)               18.28
    Exercised                              (267,822)                7.35
                                         ----------
Outstanding at March 31, 2005             1,232,998           $    11.24           803,016
                                         ==========

Outstanding at June 30, 2005              1,419,902           $    14.31           921,002
    Granted                                   8,225                25.52
    Expired or canceled                     (18,174)               22.04
    Exercised                              (221,729)                9.86
                                         ----------
Outstanding at March 31, 2006             1,188,224           $    15.10           803,062
                                         ==========

      The following table sets forth certain information as of March 31, 2006:

                                      Options Outstanding                                     Options Exercisable
                  --------------------------------------------------------  --------------------------------------------------------
                                 Weighted         Weighted      Aggregate                   Weighted        Weighted     Aggregate
    Range of        Options       Average         Average       Intrinsic     Options        Average        Average      Intrinsic
Exercise Prices   Outstanding  Remaining Life  Exercise Price  Value (000)  Exercisable  Remaining Life  Exercise Price  Value (000)
---------------   -----------  --------------  --------------  -----------  -----------  --------------  --------------  -----------

$  4.49 - $10.00     368,595        5.54           $  7.65       $  8,879      339,920          5.41         $  7.60       $  8,206
$ 10.01 - $15.00     371,094        6.19             12.70          7,066      319,119          6.07           12.58          6,114
$ 15.01 - $20.00     163,489        8.25             19.29          2,035       73,139          8.25           19.27            912
$ 20.01 - $25.00      40,000        9.19             24.01            309       10,000          9.19           24.01             77
$ 25.01 - $25.67     245,046        9.26             25.67          1,487       60,884          9.26           25.67            370
                   ---------     -------           -------       --------     --------       -------         -------       --------
                   1,188,224        7.00           $ 15.10       $ 19,777      803,062          6.27         $ 12.22       $ 15,679
                   =========     =======           =======       ========     ========       =======         =======       ========

      In  October  2005,  the  Board of  Directors  adopted  the 2005  Executive
Management  Stock  Option  Plan  (the  "2005  Executive  Plan").  Under the 2005
Executive  Plan, the Company has reserved  1,500,000  shares of common stock for executives and key managers of the Company,  which may be either incentive stock options or non-qualified  stock options.  The exercise price of stock options is required to be at least equal to 100% of the fair market value of the  Company's common stock at the date of the grant.  The maximum term for all options was ten years, with outstanding options having a weighted average remaining  contractual life of 9.3 years as March 31, 2006.  In addition,  executive  officers  granted options  under  the  initial  grant in 2005  will  not be  eligible  to  receive additional  options until fiscal 2008. Options granted are expected to vest over a period of one to three years based on the  achievement  of annual  performance targets established by the Board of Directors. However, all options granted will vest  over a period of not less than two  fiscal  years up to a maximum  of five fiscal years, and any unvested options vest at the end of the five years.

      During the nine months ended March 31, 2006, the Company granted 1,033,000 options under the 2005 Executive  Plan with a weighted  exercise price of $24.30 per share and a weighted-average grant date fair value per share of $4.39.

      The following  summarizes the transactions  pursuant to the 2005 Executive
Plan:

                                                           Weighted Average
                                           Options          Exercise Price          Options
                                         Outstanding          Per Option          Exercisable
                                         -----------       ----------------       -----------

Outstanding at June 30, 2005                     --           $       --                --
    Granted                               1,033,000                24.30
    Forfeited                               (36,000)               24.00
                                         ----------
Outstanding at March 31, 2006               997,000           $    24.31                --
                                         ==========

      The following table sets forth certain information as of March 31, 2006:

                                      Options Outstanding                                     Options Exercisable
                  --------------------------------------------------------  --------------------------------------------------------
                                 Weighted         Weighted      Aggregate                   Weighted        Weighted     Aggregate
    Range of        Options       Average         Average       Intrinsic     Options        Average        Average      Intrinsic
Exercise Prices   Outstanding  Remaining Life  Exercise Price  Value (000)  Exercisable  Remaining Life  Exercise Price  Value (000)
---------------   -----------  --------------  --------------  -----------  -----------  --------------  --------------  -----------

 $24.00 - $28.11     997,000        9.29          $ 24.31         $ 7,408          --             --         $    --       $    --
                   =========     =======          =======         =======      ======         ======         =======       =======

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

      The maximum term for all options under both plans (the "Directors  Plans")
is ten years,  with  outstanding  options  having a weighted  average  remaining contractual  life of 8.2 years as of March 31, 2006. The  weighted-average  fair value per share of options  granted  under the  Directors  Plans during the nine months ended March 31, 2006 and 2005, was $4.89 and $5.94, respectively.

      The  following  table  summarizes  transactions  pursuant to the Directors
Plans:

                                                           Weighted Average
                                           Options          Exercise Price          Options
                                         Outstanding          Per Option          Exercisable
                                         -----------       ----------------       -----------

Outstanding at June 30, 2004                 84,000           $    10.35            53,994
    Granted                                   6,000                22.70
    Expired or canceled                      (9,981)                7.82
    Exercised                               (32,019)                8.99
                                         ----------
Outstanding at March 31, 2005                48,000           $    13.32            32,000
                                         ==========

Outstanding at June 30, 2005                 33,000           $    15.53            19,000
    Granted                                  55,000                25.65
                                         ----------
Outstanding at March 31, 2006                88,000           $    21.86            35,000
                                         ==========

      The following table sets forth certain information as of March 31, 2006:

                                      Options Outstanding                                     Options Exercisable
                  --------------------------------------------------------  --------------------------------------------------------
                                 Weighted         Weighted      Aggregate                   Weighted        Weighted     Aggregate
    Range of        Options       Average         Average       Intrinsic     Options        Average        Average      Intrinsic
Exercise Prices   Outstanding  Remaining Life  Exercise Price  Value (000)  Exercisable  Remaining Life  Exercise Price  Value (000)
---------------   -----------  --------------  --------------  -----------  -----------  --------------  --------------  -----------

$ 10.01 - $15.00     15,000         3.85           $ 12.50        $ 289        15,000           3.85         $ 12.50        $ 289
$ 15.01 - $20.00     12,000         7.95             15.74          192         8,000           7.95           15.74          128
$ 20.01 - $25.00     26,000         9.04             23.04          226         7,000           9.02           23.01           61
$ 25.01 - $30.87     35,000         9.54             27.09          163         5,000           9.28           25.37           32
                   --------      -------           -------        -----       -------         ------         -------        -----
                     88,000         8.20           $ 21.86        $ 870        35,000           6.60         $ 17.18        $ 510
                   ========      =======           =======        =====       =======         ======         =======        =====

      (D) SHARE-BASED COMPENSATION

      Prior to July 1, 2005, the Company  followed the guidance of SFAS No. 123,
"ACCOUNTING FOR STOCK-BASED  COMPENSATION" ("SFAS 123"), which allowed an entity to continue to measure stock option  compensation  expense using the  accounting method  prescribed  by APB  Opinion  No.  25,  "ACCOUNTING  FOR STOCK  ISSUED TO
EMPLOYEES"  ("APB  25") and to make pro  forma  disclosures  of net  income  and earnings  per share as if the fair value  based  method of  accounting  had been applied.

      In December  2004,  the FASB revised SFAS 123 through the issuance of SFAS
123-R.  The  Company  adopted  SFAS  123-R  effective  with the  fiscal  quarter beginning July 1, 2005 on a "modified  prospective basis," and accordingly,  pro forma  disclosure  of net  income  and  earnings  per  share,  is no  longer  an alternative to recognition in the statement of operations.

      The following table  summarizes key assumptions  regarding the granting of stock options.  As permitted by SFAS 123 and SFAS 123-R,  the fair value of each employee stock option is estimated on the date of grant using the  Black-Scholes option  pricing model with the  significant  assumptions  noted in the following table. Expected volatilities are based on historical volatility of the Company's common  stock,  and other  factors.  The Company uses both  historical  data and prospective trends to estimate option exercises and employee terminations within the valuation model;  separate groups of employees that have similar  historical exercise behavior are considered separately for valuation purposes. The expected term of options  granted  represents the period of time that options granted are expected to be  outstanding;  the  information  given below results from certain groups of  employees  exhibiting  different  behavior.  The  risk-free  rate for periods  within  the  contractual  life  of the  option  is  based  on the  U.S.
Treasury's yield curve in effect at the time of grant.

                                      Three Months Ended March 31,         Nine Months Ended March 31,
Weighted average of grants            ----------------------------         ---------------------------
  awarded during the:                    2006              2005               2006              2005
                                         ----              ----               ----              ----

Volatility                              25.0%               na                25.0%            31.8%
Risk free interest rate                  4.4%               na                4.3%              3.6%
Expected dividend yield                   0%                na                 0%                0%
Expected term (in years)               2.1 years            na              2.3 years         3.1 years

      The Company  recognized  $1.4 million and $2.5 million  ($1.0  million and
$1.8 million, net of income taxes) in stock option compensation during the three and nine months  ended March 31, 2006,  respectively.  The  following  table (in thousands,  except per share amounts)  illustrates  the effect on net income and earnings  per share as if the Company  had  applied  the fair value  recognition provisions  of SFAS 123 during the three and nine months ended March 31, 2005 to share-based  compensation  prior to the adoption of SFAS 123-R effective July 1,
2005.  However,  no  share-based  compensation  was  recognized in the financial statements during that period pursuant to APB 25.

                                                    Three Months Ended March 31,     Nine Months Ended March 31,
                                                    ----------------------------     ---------------------------
                                                          2006            2005            2006            2005
                                                      --------        --------        --------        --------

Net income, as reported                               $  2,180        $  2,710        $  7,774        $  7,001
Less:
   Stock-based compensation - fair value
   measurement prior to adoption of SFAS 123-R              --            (324)             --          (1,021)
                                                      --------        --------        --------        --------
Net income, pro forma                                    2,180           2,386           7,774           5,980
Preferred stock dividends                                   --              --              --            (182)
                                                      --------        --------        --------        --------
Net income available to
    common shareholders - pro forma                   $  2,180        $  2,386        $  7,774        $  5,798
                                                      ========        ========        ========        ========

Basic income per share - reported                     $   0.14        $   0.21        $   0.51        $   0.57
                                                      ========        ========        ========        ========
Basic income per share - pro forma                    $   0.14        $   0.19        $   0.51        $   0.48
                                                      ========        ========        ========        ========

Diluted income per share - reported                   $   0.14        $   0.20        $   0.49        $   0.51
                                                      ========        ========        ========        ========
Diluted income per share - pro forma                  $   0.14        $   0.17        $   0.49        $   0.43
                                                      ========        ========        ========        ========

      The  Company was not  subject to an income tax  provision,  except for the alternative  minimum tax,  during the three and nine months ended March 31, 2005
(see Note 9). The  Company's  effective  tax rate for the three and nine  months ended March 31, 2006 was 40.0% and 38.6%, respectively.

      A  summary  of  the   Company's   nonvested   shares   granted  under  the
aforementioned  plans as of March 31,  2006 and  changes  during the nine months ended as of that date, is presented as follows:

                                                                Weighted Average
                                                                   Grant-Date
                                                   Shares          Fair Value
                                                 ----------     ----------------
Nonvested as of June 30, 2005                       527,399        $     5.76
Granted                                           1,114,225              4.40
Granted that vested during the period               (60,188)             4.28
Exercised that vested during the period             (84,101)             4.83
Forfeited                                           (54,173)             4.00
                                                 ----------        ----------
Nonvested as of March 31, 2006                    1,443,162        $     4.90
                                                 ==========        ==========

      The aggregate  intrinsic value of options exercised during the nine months ended  March 31,  2006 and 2005 was $3.2  million  ($2.0  million  net of income taxes) and $4.5  million,  respectively.  As of March 31,  2006,  there was $4.8 million of total unrecognized compensation cost related to nonvested share-based compensation  arrangements granted under the aforementioned plans, which will be recognized over a weighted average life of 1.5 years.

NOTE 8. COMPREHENSIVE INCOME

      The  components  of  comprehensive  income are as follows  for the periods presented (in thousands):

                                            Three Months Ended March 31,   Nine Months Ended March 31,
                                            ----------------------------   ---------------------------
                                                 2006           2005           2006            2005
                                               -------        -------        -------         -------

Net income                                     $ 2,180        $ 2,710        $ 7,774         $ 7,001
Interest rate swap transaction (Note 5)            167              5            (58)             28
                                               -------        -------        -------         -------

Comprehensive income                           $ 2,347        $ 2,715        $ 7,716         $ 7,029
                                               =======        =======        =======         =======

NOTE 9. INCOME TAXES

      The  Company's  deferred tax assets  include the benefit of net  operating loss  carryforwards  incurred by the Company  through the fiscal year ended June
30, 2005.  While the Company attained  profitability  during the year ended June
30, 2004, based on the consideration of all of the available evidence, including the recent history of losses,  management concluded as of June 30, 2004, that it was more likely than not that all of the net  deferred  tax assets  would not be realized.  Accordingly,  the Company recorded a valuation allowance equal to the net  deferred tax assets at that time.  Prior to the  reversal of the  valuation allowance  as of June 30, 2005, a portion of the  Company's  taxable  income was subject to the  alternative  minimum  tax  ("AMT"),  which is  reflected  in its statements  of  operations  for the three and nine  months  ended March 31, 2005 along with a provision for state income taxes.

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
Accordingly,  during the three and nine months ended March 31, 2006, the Company recognized  a  provision  for income  taxes of $1.5  million  and $4.9  million, respectively,  in its statements of operations consistent with its effective tax rate. However,  while the Company anticipates continuing to recognize a full tax provision in future periods, the Company expects to pay only AMT and state/local taxes  until  such  time that its net  operating  loss  carryforwards  are fully utilized.

      As of June 30, 2005, the Company had net operating loss  carryforwards for federal income tax purposes of approximately $114 million and for state purposes in varying  amounts.  For the nine  months  ended  March 31,  2006,  the Company generated  approximately  $9 million in taxable  income which will be applied to the existing net operating  loss  carryforwards.  If an  "ownership  change" for federal income tax purposes were to occur in the future,  the Company's  ability
to  use  its   pre-ownership   change  federal  and  state  net  operating  loss
carryforwards  (and  certain  built-in  losses,  if any)  would be subject to an annual  usage  limitation,  which under  certain  circumstances  may prevent the
Company  from  being able to  utilize a portion  of such loss  carryforwards  in future tax periods and may reduce its after-tax cash flow.

      The Company will continue to evaluate  whether or not its net deferred tax assets will be fully realized prior to expiration.  Should it become more likely than  not that all or a  portion  of the net  deferred  tax  assets  will not be realized, a valuation allowance will be recorded. In order to utilize all of its deferred  tax  assets,  the  Company  will need to  generate  taxable  income of approximately $105 million.

NOTE 10. CONTINGENCIES

      The Company is continuing to evaluate the impact of Hurricane  Katrina,  a major hurricane,  which directly or indirectly impacted the Company's operations and assets in  northwest  Florida  and in portions  of  Alabama,  Louisiana  and
Mississippi.  Several  cities  along  the  coast  of the  Gulf  of  Mexico  were devastated,  including  New Orleans,  Louisiana and Biloxi,  Mississippi.  Along
these coastal areas, the Company has approximately  500 customers,  representing annualized revenues of $0.5 million,  directly impacted such that the operations of those  customers  will be disrupted on a permanent  or  long-term  basis.  In addition, the Company has tanks and other assets at customer sites and at depots which may not be  recoverable.  Accordingly,  during the nine months ended March
31, 2006,  the Company's  statements of operations  included  hurricane  related expenses of $1.0 million, including a reserve at March 31, 2006 of $0.2 million, primarily for  unrecoverable or impaired assets,  unamortized tank  installation and placement costs, and accounts receivable deemed not collectible. However, as the Company continues to examine the  recoverability of assets and evaluate each impacted  customer,  actual  losses  incurred  may  differ  from the  recognized reserve.

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
CAUTIONED THAT THESE  FORWARD-LOOKING  STATEMENTS ARE ONLY  PREDICTIONS  AND ARE
SUBJECT TO RISKS, UNCERTAINTIES,  AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.
THEREFORE,  ACTUAL  RESULTS  MAY  DIFFER  MATERIALLY  AND  ADVERSELY  FROM THOSE
EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

      We believe we are the  leading  supplier  of bulk CO2 systems and bulk CO2 for carbonating  fountain  beverages in the United States based on the number of bulk CO2  systems  leased to  customers.  As of March 31,  2006,  we  operated a national  network  of 123  service  locations  servicing  approximately  108,000 customer  locations in 45 states.  Currently,  virtually  all fountain  beverage users in the  continental  United States are within our present service area. On
October 1, 2004, we purchased the bulk CO2 beverage carbonation business of Pain
Enterprises,  Inc. The  transaction  involved the  acquisition of  approximately
9,000  customer  accounts,  including  approximately  6,300  tanks  in  service, vehicles,  parts, and supplies.  The acquisition of Pain  Enterprises'  bulk CO2 beverage carbonation business in 12 Midwestern and Southeastern states: Florida,
Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri, Minnesota, Ohio,
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

      We have entered into master service agreements which include 78 restaurant and convenience  store concepts that provide  fountain  beverages.  These master service  agreements  generally  provide  for a  commitment  on the  part  of the operator for all of its currently  owned  locations and may also include  future locations.  We  currently  service  approximately  46,000  chain and  franchisee locations  with  chains  that have  signed  master  service  agreements.  We are actively  working on  expanding  the number of master  service  agreements  with numerous restaurant chains.

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

      Cost of  products  sold is  comprised  of  purchased  CO2 and  vehicle and service  location  costs  associated  with the storage  and  delivery of CO2. We operate a fleet of specialized bulk CO2 delivery  vehicles and technical service vehicles that logged approximately 14 million miles over the twelve month period ended March 31, 2006.  While  significant  increases  in fuel prices  impact our operating costs,  such impact is largely offset by fuel surcharges billed to the majority of our  customers.  Consequently,  while the impact on our gross profit and operating income is substantially mitigated, rising fuel prices do result in lower gross  profit  margins.  Cost of  equipment  rentals is comprised of costs associated with customer equipment leases.  Selling,  general and administrative expenses consist of wages and benefits,  dispatch and  communications  costs, as well as expenses  associated  with  marketing,  administration,  accounting  and employee training. Consistent with the capital intensive nature of our business, we incur significant depreciation and amortization expenses. These stem from the
depreciation   of  our  bulk  CO2  systems  and  related   installation   costs,
amortization of deferred lease  acquisition  costs, and amortization of deferred financing costs and other intangible assets.  With respect to company-owned bulk
CO2 systems, we capitalize  installation costs that are associated with specific installations of such systems with customers under non-cancelable  contracts and which would not be incurred but for a successful  placement.  All other service, marketing and administrative costs are expensed as incurred.

      Since 1990, we have devoted significant  resources to building a sales and
marketing  organization,   adding  administrative  personnel  and  developing  a
national  infrastructure  to  support  the  rapid  growth  in the  number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in accumulated net losses of $22.3 million at March 31, 2006.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated,  the percentage relationship which the various items bear to total revenues:

                                                  Three Months Ended March 31,   Nine Months Ended March 31,
                                                  ----------------------------   ---------------------------
Income Statement Data:                                 2006           2005           2006            2005
                                                    --------       --------       --------        --------

Product sales                                           65.0%          61.8%          65.2%           62.1%
Equipment rentals                                       35.0           38.2           34.8            37.9
                                                    --------       --------       --------        --------
Total revenues                                         100.0          100.0          100.0           100.0

Cost of products sold, excluding
    depreciation and amortization                       43.6           43.1           42.9            42.2
Cost of equipment rentals, excluding
    depreciation and amortization                        3.0            2.6            2.8             2.5
Selling, general and administrative expenses            21.7           16.5           20.5            17.9
Depreciation and amortization                           16.0           17.4           15.8            17.2
Loss on asset disposal                                   1.4            0.6            1.8             1.2
                                                    --------       --------       --------        --------
Operating income                                        14.3           19.8           16.2            19.0
Gain on financial instrument                              --             --           (0.2)             --
Interest expense                                         1.9            8.8            1.7             9.0
                                                    --------       --------       --------        --------

Income before provision for income taxes                12.4           11.0           14.7            10.0
Provision for income taxes                               4.9             --            5.6             0.2
                                                    --------       --------       --------        --------
Net income                                               7.5%          11.0%           9.1%            9.8%
                                                    ========       ========       ========        ========

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

TOTAL REVENUES

      Total revenues increased by $4.6 million,  or 18.6%, from $24.6 million in
2005 to $29.2 million in 2006.  Revenues derived from our bulk CO2 service plans increased  by $2.6  million,  primarily  due to an  increase  in the  number  of customer locations.  During the year, the number of customer locations utilizing our products and services increased from approximately 96,000 customers at March
31, 2005 to approximately  108,000 customers at March 31, 2006, due primarily to strong  organic  growth and the  acquisition  of  approximately  2,500  customer accounts from Bay Area Equipment Co., Inc. ("Bay Area").  In addition,  revenues derived  from the sale of high  pressure  cylinder  products,  fuel  surcharges, equipment  sales and other  revenues  increased by $2.0  million.  On October 1,
2004, we purchased approximately 9,000 customer locations from Pain Enterprises,
Inc. whose impact is included fully in both 2006 and 2005.

      The following table sets forth, for the periods indicated,  the percentage relationship which our service plans bear to total revenues:

                                                    Three Months Ended March 31,
                                                    ----------------------------
Service Plan                                           2006           2005
                                                     --------       --------
    Bulk budget plan(1)                                  51.8%          55.7%
    Equipment lease/product purchase plan(2)             16.1           15.8
    Product purchase plan(3)                             10.1           10.3
    High pressure cylinder(4)                             5.5            5.8
    Other revenues(5)                                    16.5           12.4
                                                     --------       --------
                                                        100.0%         100.0%
                                                     ========       ========

      (1)   Combined fee for bulk CO2 tank and bulk CO2.
      (2)   Fee for bulk CO2 tank and, separately, bulk CO2 usage.
      (3)   Bulk CO2 only.
      (4)   High pressure CO2 cylinders and non-CO2 gases.
      (5)   Surcharges and other charges.

      PRODUCT  SALES - Revenues  derived from the product  sales  portion of our service plans increased by $3.8 million, or 24.8%, from $15.2 million in 2005 to
$19.0  million in 2006.  The  increase in revenues is  primarily  due to a 11.9%
increase in the average number of customer  locations  serviced  combined with a
5.4% increase in the quantity of CO2 sold to the average customer due in part to the Bay Area  transaction  on  September  30,  2005 and the  impact of  customer locations under master service  agreements.  In addition,  sales of products and services  other than bulk CO2  increased by $2.0 million due in large part to an increase in revenues derived from cylinder products, fuel surcharges,  equipment sales and other revenues.

      EQUIPMENT RENTALS - Revenues derived from the lease portion of our service plans  increased by $0.8  million,  or 8.6%,  from $9.4 million in 2005 to $10.2 million in 2006,  primarily  due to an 11.1%  increase in the average  number of
customer   locations  leasing  equipment  from  us  and  price  increases  to  a significant  number of our customers  consistent  with the Consumer Price Index,
offset  by  incentive   pricing   provided  to  multiple   national   restaurant
organizations  utilizing our equipment  under the bulk budget plan and equipment lease/product  purchase plans pursuant to master service agreements.  The number of customer  locations  renting  equipment from us increased from  approximately
80,000  at March  31,  2005 to  approximately  89,000  at March  31,  2006,  due primarily to strong organic growth.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost of products sold, excluding depreciation and amortization,  increased from $10.6  million  in 2005 to $12.7  million in 2006,  while  decreasing  as a percentage of product sales revenue from 69.7% to 67.0%.

      Product costs  increased by $1.0 million from $3.7 million in 2005 to $4.7 million in 2006.  The base price with our primary  supplier of CO2  increased by the Producer  Price Index,  while the volume of CO2 sold by us increased  16.7%, primarily  due to a 11.9%  increase  in our  average  customer  base  and a 5.4%
increase in CO2 sold to these  customers.  The  increase in the  quantity of CO2 sold to the  average  customer  is due in large  part to the  impact  of  master service agreements.

      Operational  costs,  primarily  wages  and  benefits  related  to  cost of products  sold,  increased  from $4.3  million in 2005 to $5.1  million in 2006, primarily due to a $0.5 million  increase in route driver costs  associated with an increased customer base. As of March 31, 2006, we had 351 drivers as compared to 326 at the same point last year.

      Truck  delivery  expenses  increased  from  $1.7  million  in 2005 to $1.9 million in 2006 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies in the timing and routing of deliveries.

      Occupancy and shop costs related to cost of products sold  increased  from
$0.9 million in 2005 to $1.0 million in 2006.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost  of  equipment  rentals,  excluding  depreciation  and  amortization, increased from $0.6 million in 2005 to $0.9 million in 2006 while  increasing as a percentage of equipment rentals revenue from 6.7% to 8.6%. The increase in the cost of  equipment  rentals is  primarily  related to  additional  refurbishment expense  associated with tanks acquired from Pain  Enterprises,  Inc. in October
2004, and the rental of bulk CO2 equipment  from third  parties.  Our ability to refurbish  and repair bulk CO2 tanks  reduces  our need to purchase  replacement equipment and consequently reduces our capital expenditures requirements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general and administrative  expenses ("SG&A expenses") increased by $2.2  million  from  $4.1  million  in 2005 to $6.3  million  in 2006,  while increasing  as a  percentage  of total  revenues  from 16.5% in 2005 to 21.7% in
2006.

      Selling related expenses  increased by $0.4 million,  from $0.9 million in
2005 to $1.3 million in 2006,  primarily the result of the planned conversion of select  independent  sales  representatives  to salaried  employees and expenses directed towards training, marketing and growth opportunities.

      General and administrative  expenses increased by $1.8 million,  or 58.4%, from $3.2 million in 2005 to $5.0 million in 2006.  This increase was the result of the addition of our new Chief Customer  Officer,  wage  increases,  hurricane related expenses, public company related expenses, including expenses related to the  Sarbanes-Oxley  Act of 2002,  a decrease  in the  expense  associated  with uncollected  billings,  and the recognition of stock option compensation expense during  2006  in  accordance  with  SFAS  123-R.  We  adopted  SFAS  No.  123-R,
"SHARE-BASED  PAYMENTS"  (SFAS  123-R) on July 1, 2005  (see  Recent  Accounting
Pronouncements) on July 1, 2005. As a result,  share-based  compensation expense was $1.4 million in 2006 with no comparable expense recorded in our statement of operations prior to the date of adoption.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  increased from $4.3 million in 2005 to $4.7
million  in  2006.  As  a  percentage  of  total  revenues,   depreciation   and
amortization expense decreased from 17.4% in 2005 to 16.0% in 2006.

      Depreciation  expense  increased from $3.5 million in 2005 to $3.9 million in 2006. The increase was due in large part to the purchase and  installation of new equipment for organic customer growth.

      Amortization  expense  remained  steady at $0.8  million  in both 2005 and
2006. The decrease in the amortization of certain deferred charges was offset by the increased  amortization  of  intangible  assets  related to our  acquisition activities over the last year.

LOSS ON ASSET DISPOSAL

      Loss on asset disposal increased from $0.2 million in 2005 to $0.4 million in 2006, increasing as a percentage of total revenues from 0.6% to 1.4%.

OPERATING INCOME

      For the reasons previously discussed, operating income decreased from $4.9 million in 2005 to $4.2 million in 2006,  while  decreasing  as a percentage  of total revenues from 19.8% to 14.3%.

INTEREST EXPENSE

      Interest  expense  decreased  from $2.2 million in 2005 to $0.6 million in
2006,  while the effective  interest rate of our debt  decreased  from 10.9% per annum  in 2005  to  6.5%  per  annum  in  2006.  This  reduction  was due to the redemption of our 16.3% Senior  Subordinated  Promissory Notes in April 2005 and
the  refinancing  of our senior credit  facility in May 2005. See "Liquidity and
Capital Resources."

INCOME BEFORE PROVISION FOR INCOME TAXES

      For the reasons described above,  income before provision for income taxes increased by 34.1%, from $2.7 million in 2005 to $3.6 million in 2006.

PROVISION FOR INCOME TAXES

      Provision for income taxes was $1.5 million in 2006, with no corresponding expense in 2005.  As of June 30,  2005,  after  consideration  of all  available positive  and  negative  evidence,  we  concluded  that the  deferred  tax asset relating to our net operating  loss  carryforwards  will more likely than not be realized in the future. Thus, the entire valuation allowance previously recorded was  reversed.  Accordingly,  during the three months  ended March 31, 2006,  we recognized a tax provision  consistent  with our  effective  tax rate.  However, while we  anticipate  continuing  to  recognize a full tax  provision  in future periods,  we expect to pay only AMT and  state/local  taxes until such time that our net operating loss carryforwards are fully utilized.

      As of June 30, 2005, we had net operating loss  carryforwards  for federal income tax  purposes of  approximately  $114  million and for state  purposes in varying  amounts.  For the nine  months  ended  March  31,  2006,  we  generated approximately $9 million in taxable income which will be applied to the existing net oeprating loss carryforwards. The net operating loss carryforwards available to offset future federal taxable income, if any, in varying amounts through June
2025. If an "ownership  change" for federal income tax purposes were to occur in the future,  our ability to use our  pre-ownership  change federal and state net operating loss  carryforwards  (and certain  built-in  losses,  if any) would be subject to an annual usage  limitation,  which under certain  circumstances  may prevent us from being  able to utilize a portion of such loss  carryforwards  in future tax periods and may reduce our after-tax cash flow.

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
Among other matters,  realization of the entire  deferred tax asset is dependent on our ability to generate  sufficient taxable income prior to the expiration of the  carryforwards.  In order to utilize the entire  deferred  tax asset will we need to generate taxable income of approximately $105 million.  We will continue to evaluate  whether or not our net deferred  tax assets will be fully  realized prior to expiration. Should it become more likely than not that all or a portion of the net deferred tax assets will not be realized a valuation  allowance  will be recorded.

NET INCOME

      For the reasons described above, net income decreased from $2.7 million in
2005 to $2.2 million in 2006.

EBITDA

      Earnings before interest,  taxes, depreciation and amortization ("EBITDA")
is one of the  principal  financial  measures by which we measure our  financial performance.  EBITDA  is a  widely  accepted  financial  indicator  used by many investors, lenders and analysts to analyze and compare companies on the basis of operating  performance,  and we believe that EBITDA provides useful  information regarding our ability to service our debt and other obligations. However, EBITDA does not represent  cash flow from  operations,  nor has it been  presented as a substitute  to operating  income or net income as  indicators  of our  operating performance.  EBITDA excludes significant costs of doing business and should not be  considered  in  isolation or as a  substitute  for  measures of  performance prepared in accordance  with  accounting  principles  generally  accepted in the
United  States of  America.  In  addition,  our  calculation  of  EBITDA  may be
different  from  the  calculation  used  by  our   competitors,   and  therefore
comparability  may be  affected.  In  addition,  our lender  also uses EBITDA to assess our compliance with debt covenants.  These financial  covenants are based on a  measure  that  is not  consistent  with  accounting  principles  generally accepted in the United States of America. Such measure is EBITDA (as defined) as modified by certain defined adjustments.

      EBITDA, as set forth in the table below (in thousands),  decreased by $0.3 million,  from $9.2 million in 2005 to $8.9 million in 2006, while decreasing as a percentage of total revenues from 37.2% to 30.3%.  EBITDA in 2006,  along with
Income  Before  Provision  for Income  Taxes and Net Income,  includes  the $1.4 million impact of the adoption of SFAS 123-R in July 2005.

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     2006                2005
                                                   --------            --------
Net income                                         $  2,180            $  2,710
Interest expense                                        555               2,171
Depreciation and amortization                         4,667               4,276
Provision for income taxes                            1,454                  --
                                                   --------            --------
EBITDA                                             $  8,856            $  9,157
                                                   ========            ========

Cash flows provided by (used in):
  Operating activities                             $  7,082            $  8,866
  Investing activities                             $ (7,754)           $ (5,677)
  Financing activities                             $    819            $ 35,168

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

TOTAL REVENUES

      Total revenues increased by $14.6 million, or 20.6%, from $71.2 million in
2005 to $85.8 million in 2006.  Revenues derived from our bulk CO2 service plans increased  by $10.0  million,  primarily  due to an  increase  in the  number of customer  locations,  while  revenues  derived  from the  sale of high  pressure cylinder products, fuel surcharges, equipment sales and other revenues increased by $4.6 million.  On October 1, 2004, we purchased  approximately 9,000 customer locations from Pain Enterprises,  Inc. which generated  revenues of $2.5 million
in  the  three  months  ended   September  30,  2005  for  which  there  are  no
corresponding  revenues in the same period last year. In addition, the number of
customer   locations   utilizing  our  products  and  services   increased  from
approximately  96,000  customers  at March  31,  2005 to  approximately  108,000 customers at March 31, 2006,  due  primarily  to strong  organic  growth and the acquisition of approximately 2,500 customer accounts from Bay Area.

      The following table sets forth, for the periods indicated,  the percentage relationship which our service plans bear to total revenues:

                                                     Nine Months Ended March 31,
                                                     ---------------------------
Service Plan                                            2006           2005
                                                      --------       --------
      Bulk budget plan(1)                                 53.1%          57.4%
      Equipment lease/product purchase plan(2)            16.5           15.0
      Product purchase plan(3)                            10.2            9.7
      High pressure cylinder(4)                            5.2            5.8
      Other revenues(5)                                   15.0           12.1
                                                      --------       --------
                                                         100.0%         100.0%
                                                      ========       ========

      (1)   Combined fee for bulk CO2 tank and bulk CO2.
      (2)   Fee for bulk CO2 tank and, separately, bulk CO2 usage.
      (3)   Bulk CO2 only.
      (4)   High pressure CO2 cylinders and non-CO2 gases.
      (5)   Surcharges and other charges.

      PRODUCT  SALES - Revenues  derived from the product  sales  portion of our service plans increased by $11.7 million,  or 26.5%,  from $44.2 million in 2005 to $55.9  million in 2006.  The increase in revenues is primarily due to a 15.2%
increase in the average number of customer  locations  serviced  combined with a
5.2%  increase in the quantity of CO2 sold to the average  customer due in large part to the customers acquired in the Pain Enterprises transaction on October 1,
2004, the Bay Area transaction on September 30, 2005, and the impact of customer locations under master service  agreements.  In addition,  the sales of products and services  other than bulk CO2 increased by $4.6 million due in large part to an  increase  in revenues  derived  from  cylinder  products,  fuel  surcharges, equipment sales and other revenues.

      EQUIPMENT RENTALS - Revenues derived from the lease portion of our service plans increased by $2.9 million,  or 10.8%,  from $27.0 million in 2005 to $29.9 million in 2006,  primarily  due to a 14.8%  increase in the  average  number of customer locations leasing equipment from us, the impact of the Pain Enterprises and Bay Area  transactions,  and price increases to a significant  number of our customers  consistent with the Consumer Price Index, offset by incentive pricing provided to multiple national restaurant  organizations  utilizing our equipment under the bulk budget plan and equipment  lease/product  purchase plans pursuant to master service agreements. The number of customer locations renting equipment from us increased from  approximately  80,000 at March 31, 2005 to approximately
89,000 at March 31, 2006, due primarily to strong organic growth.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost of products sold, excluding depreciation and amortization,  increased from $30.1  million  in 2005 to $36.8  million in 2006,  while  decreasing  as a percentage of product sales revenue from 68.0% to 65.8%.

      Product  costs  increased by $3.2  million  from $11.1  million in 2005 to
$14.3 million in 2006. The base price with our primary supplier of CO2 increased by the Producer Price Index, while the volume of CO2 sold by us increased 20.5%, primarily  due to a 15.2%  increase  in our  average  customer  base  and a 5.2%
increase in CO2 sold to these  customers.  The  increase in the  quantity of CO2 sold to the  average  customer  is due in large  part to the  impact of the Pain
Enterprises transaction on October 1, 2004 and master service agreements.

      Operational  costs,  primarily  wages  and  benefits  related  to  cost of products  sold,  increased  from $11.8 million in 2005 to $14.1 million in 2006, primarily due to a $1.9 million  increase in route driver costs  associated with an increased customer base. As of March 31, 2006, we had 351 drivers as compared to 326 at the same  point  last year and 270 at the  beginning  of fiscal  2004.
Operational  related costs also included costs directly related to the two major hurricanes to hit the southeastern  United States in the first quarter of fiscal
2006.

      Truck  delivery  expenses  increased  from  $4.6  million  in 2005 to $5.6 million in 2006 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies in the timing and routing of deliveries.

      Occupancy and shop costs related to cost of products sold  increased  from
$2.5 million in 2005 to $2.8 million in 2006.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost  of  equipment  rentals,  excluding  depreciation  and  amortization, increased from $1.8 million in 2005 to $2.4 million in 2006 while  increasing as a percentage of equipment rentals revenue from 6.5% to 7.9%. The increase in the cost of  equipment  rentals is  primarily  related to  additional  refurbishment expense  associated with tanks acquired from Pain  Enterprises,  Inc. in October
2004, and the rental of bulk CO2 equipment  from third  parties.  Our ability to refurbish  and repair bulk CO2 tanks  reduces  our need to purchase  replacement equipment and consequently reduces our capital expenditures requirements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general and administrative  expenses ("SG&A expenses") increased by $4.8  million  from  $12.8  million in 2005 to $17.6  million in 2006,  while increasing  as a  percentage  of total  revenues  from 17.9% in 2005 to 20.5% in
2006.

      Selling related expenses  increased by $0.8 million,  from $2.7 million in
2005 to $3.5 million in 2006,  primarily the result of the planned conversion of select  independent  sales  representatives  to salaried  employees and expenses directed towards training, marketing and growth opportunities.

      General and administrative  expenses increased by $4.0 million,  or 39.3%, from $10.1  million  in 2005 to $14.1  million in 2006.  This  increase  was the result  of the  addition  of our new Chief  Customer  Officer,  wage  increases, hurricane related expenses, public company related expenses,  including expenses related to the  Sarbanes-Oxley  Act. In  addition,  we adopted  SFAS No.  123-R,
"SHARE-BASED  PAYMENTS"  (SFAS  123-R) on July 1, 2005  (see  Recent  Accounting
Pronouncements) on July 1, 2005. As a result,  share-based  compensation expense was $2.5 million in 2006 with no comparable expense recorded in our statement of operations prior to the date of adoption.

DEPRECIATION AND AMORTIZATION

      Depreciation  and  amortization  increased  from $12.2  million in 2005 to
$13.5  million in 2006.  As a percentage  of total  revenues,  depreciation  and amortization expense decreased from 17.2% in 2005 to 15.8% in 2006.

      Depreciation expense increased from $10.2 million in 2005 to $11.3 million in 2006.  The  increase  was due in large part to the purchase of bulk CO2 tanks and equipment from Pain Enterprises, Inc., and the purchase of new equipment for organic customer growth.

      Amortization  expense  increased  from $2.0  million  2005 to $2.2 million
2006. The decrease in the amortization of certain deferred charges was more than offset  by the  increased  amortization  of  intangible  assets  related  to our acquisition activities over the last year.

LOSS ON ASSET DISPOSAL

      Loss on asset disposal increased from $0.8 million in 2005 to $1.6 million in 2006, increasing as a percentage of total revenues from 1.2% to 1.8%.

      The loss on asset  disposal in 2006  includes a $0.3  million  reserve for assets  partially or totally impaired as a result of Hurricane  Katrina.  We are continuing to evaluate the impact of Hurricane Katrina, a major hurricane, which directly or indirectly  impacted our operations and assets in northwest  Florida and in portions of Alabama,  Louisiana and Mississippi.  Along the coastal areas in these states, we have  approximately 500 customers,  representing  annualized revenues of $0.5 million,  directly  impacted such that the  operations of those customers will be disrupted on a permanent or long-term  basis. In addition,  we have bulk CO2 tanks and other  assets at customer  sites and at our depots which may not be recoverable.  As we continue to examine the  recoverability of assets and evaluate each impacted customer,  actual losses incurred may differ from the recognized reserve.

OPERATING INCOME

      For the reasons previously  discussed,  operating income increased by $0.4 million from $13.5  million in 2005 to $13.9 million in 2006. As a percentage of total revenues, operating income decreased from 19.0% to 16.2%.

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

INTEREST EXPENSE

      Interest  expense  decreased  from $6.4 million in 2005 to $1.5 million in
2006,  while the effective  interest rate of our debt  decreased  from 11.2% per annum  in 2005  to  5.8%  per  annum  in  2006.  This  reduction  was due to the redemption of our 16.3% Senior  Subordinated  Promissory Notes in April 2005 and
the  refinancing  of our senior credit  facility in May 2005. See "Liquidity and
Capital Resources."

INCOME BEFORE PROVISION FOR INCOME TAXES

      For the reasons described above,  income before provision for income taxes increased by 78.1%, from $7.1 million in 2005 to $12.7 million in 2006.

PROVISION FOR INCOME TAXES

      Provision  for income  taxes  increased  from $0.1 million in 2005 to $4.9 million in 2006.  As of June 30,  2005,  after  consideration  of all  available positive  and  negative  evidence,  we  concluded  that the  deferred  tax asset relating to our net operating  loss  carryforwards  will more likely than not be realized in the future. Thus, the entire valuation allowance previously recorded was  reversed.  Accordingly,  during the nine months  ended March 31,  2006,  we recognized a tax provision  consistent  with our  effective  tax rate.  However, while we  anticipate  continuing  to  recognize a full tax  provision  in future periods,  we expect to pay only AMT and  state/local  taxes until such time that our net operating loss carryforwards are fully utilized.

      As of June 30, 2005, we had net operating loss  carryforwards  for federal income tax  purposes of  approximately  $114  million and for state  purposes in varying  amounts.  For the nine  months  ended  March  31,  2006,  we  generated approximately $9 million in taxable income which will be applied to the existing operating loss  carryforwards.  The net operating loss  carryforwards  which are available to offset future federal  taxable  income,  if any, in varying amounts through June 2025. If an "ownership change" for federal income tax purposes were to occur in the future, our ability to use our pre-ownership  change federal and state net operating loss  carryforwards  (and certain built-in  losses,  if any)
would  be  subject  to  an  annual  usage   limitation,   which  under   certain
circumstances  may  prevent us from being able to utilize a portion of such loss carryforwards in future tax periods and may reduce our after-tax cash flow.

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
Among other matters,  realization of the entire  deferred tax asset is dependent on our ability to generate  sufficient taxable income prior to the expiration of the  carryforwards.  In order to utilize the entire  deferred  tax asset will we need to generate taxable income of approximately $105 million.  We will continue to evaluate  whether or not our net deferred  tax assets will be fully  realized prior to expiration. Should it become more likely than not that all or a portion of the net deferred tax assets will not be realized a valuation  allowance  will be recorded.

NET INCOME

      For the reasons  described  above,  net income increased from $7.0 million
2005 to $7.8 million in 2006.

EBITDA

      Earnings before interest,  taxes, depreciation and amortization ("EBITDA")
is one of the  principal  financial  measures by which we measure our  financial performance.  EBITDA  is a  widely  accepted  financial  indicator  used by many investors, lenders and analysts to analyze and compare companies on the basis of operating  performance,  and we believe that EBITDA provides useful  information regarding our ability to service our debt and other obligations. However, EBITDA does not represent  cash flow from  operations,  nor has it been  presented as a substitute  to operating  income or net income as  indicators  of our  operating performance.  EBITDA excludes significant costs of doing business and should not be  considered  in  isolation or as a  substitute  for  measures of  performance prepared in accordance  with  accounting  principles  generally  accepted in the
United  States of  America.  In  addition,  our  calculation  of  EBITDA  may be
different  from  the  calculation  used  by  our   competitors,   and  therefore
comparability  may be  affected.  In  addition,  our lender  also uses EBITDA to assess our compliance with debt covenants.  These financial  covenants are based on a  measure  that  is not  consistent  with  accounting  principles  generally accepted in the United States of America. Such measure is EBITDA (as defined) as modified by certain defined adjustments.

      EBITDA, as set forth in the table below (in thousands),  increased by $1.7 million,  from $25.8 million in 2006 to $27.5 million in 2006,  while decreasing as a percentage of total  revenues from 36.2% to 32.0%.  EBITDA in 2006 includes the $2.5 million impact of the adoption of SFAS 123-R in July 2005.

                                                     Nine Months Ended March 31,
                                                     ---------------------------
                                                        2006             2005
                                                      --------         --------
Net income                                            $  7,774         $  7,001
Interest expense                                         1,463            6,439
Depreciation and amortization                           13,527           12,213
Provision for income taxes                               4,883              106
Gain on financial instrument                              (177)              --
                                                      --------         --------
EBITDA                                                $ 27,470         $ 25,759
                                                      ========         ========

Cash flows provided by (used in):
  Operating activities                                $ 24,266         $ 18,794
  Investing activities                                $(28,698)        $(30,379)
  Financing activities                                $  3,793         $ 49,485

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
Wisconsin.  In addition,  on  September  30,  2005,  we  purchased  the beverage carbonation business of Bay Area Equipment Co., Inc., for total consideration of
$5.2 million.  The transaction  involved the acquisition of approximately  2,500 customer  accounts,  including  1,000 tanks in  service,  vehicles,  parts,  and supplies.  The acquisition of Bay Area's beverage  carbonation  business,  which operated in northern  California  provides  further  penetration  and  increased operating efficiencies in that market.

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

     ----------------------------------------------------------------------
      Pricing      Consolidated Leverage      Eurodollar Rate   Base Rate
       Level               Ratio                   Loans          Loans
     ----------------------------------------------------------------------
         I      Greater than or equal to          2.000%          0.500%
                2.50x
     ----------------------------------------------------------------------
        II      Less than 2.50x but greater       1.750%          0.250%
                than or equal to 2.00x
     ----------------------------------------------------------------------
        III     Less than 2.00x but               1.500%          0.000%
                greater than or equal to
                1.50x
     ----------------------------------------------------------------------
        IV      Less than 1.50x but greater       1.250%          0.000%
                than or equal to 0.50x
     ----------------------------------------------------------------------
         V      Less than 0.50x                   1.000%          0.000%
     ----------------------------------------------------------------------

      The table above  reflects an amendment  dated March 24, 2006  lowering our
Eurodollar Rate Loan margin by 25 basis points.

      Interest  is payable  periodically  on  borrowings  under the 2005  Credit
Facility. The 2005 Credit Facility is uncollateralized.  We are required to meet certain  affirmative  and  negative  covenants,  including  but not  limited to, financial  covenants.  We are required to assess  compliance  with the financial covenants under the 2005 Credit Facility on a quarterly  basis.  These financial covenants  are  based  on a  measure  that  is not  consistent  with  accounting principles  generally accepted in the United States of America.  Such measure is
EBITDA  (as  defined),   which  represents  earnings  before  interest,   taxes,
depreciation   and   amortization,   as  further  modified  by  certain  defined
adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place us in default and cause the debt  outstanding  under the 2005 Credit
Facility to immediately  become due and payable.  We were in compliance with all covenants  under the 2005 Credit  Facility as of June 30, 2005 and through March
31, 2006

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

      As of March 31, 2006, a total of $32.9 million was outstanding pursuant to the 2005  Credit  Facility  with a weighted  average  interest  rate of 5.9% per annum.

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

      During  the nine  months  ended  March 31,  2006,  our  capital  resources included cash flows from operations and available  borrowing  capacity under the
2005 Credit  Facility.  We believe that cash flows from operations and available borrowings  under the 2005 Credit  Facility  will be sufficient to fund proposed operations for at least the next twelve months.

      The table below sets forth our contractual obligations (in thousands):

                                             Less than
Contractual obligations           Total       1 Year      2-3 Years    4-5 Years   Thereafter
                                -------------------------------------------------------------

2005 Credit Facility
   Principal                    $ 32,850     $     --     $     --     $ 32,850     $     --
   Interest                        8,075        1,938        3,876        2,261           --
                                --------     --------     --------     --------     --------
Total 2005 Credit Facility        40,925        1,938        3,876       35,111           --
                                --------     --------     --------     --------     --------

Employment agreements              2,604        1,219        1,285          100           --
Operating leases                  18,616        5,562        8,470        4,433          151
                                --------     --------     --------     --------     --------
Total obligations               $ 62,145     $  8,719     $ 13,631     $ 39,644     $    151
                                ========     ========     ========     ========     ========

      In  addition,  in  May  1997,  we  entered  into  an  exclusive  bulk  CO2 requirements contract with The BOC Group, Inc., which expires in May 2011.

      WORKING  CAPITAL.  At March 31,  2006 and June 30,  2005,  we had  working capital of $14.9 million and $11.2 million, respectively.

      CASH FLOWS FROM  OPERATING  ACTIVITIES.  Cash flows provided by operations increased by $5.5 million from $18.8  million in 2005 to $24.3  million in 2006.
The  improvement is primarily due to our  improvement  in net income  (excluding non-cash  charges)  of $7.1  million,  while  cash used by the  working  capital components of our balance sheet increased by $1.6 million from 2005 to 2006.

      CASH FLOWS FROM INVESTING ACTIVITIES.  During 2005 and 2006, net cash used in  investing  activities  was $30.4  million and $28.7  million,  respectively.
Investing  activities in 2006 included $4.7 million paid for the  acquisition of the beverage  carbonation  business Bay Area  Equipment Co., Inc.  ("BAE"),  and related acquisition expenses on September 30, 2005. Investing activities in 2004 included  $15.7  million  paid for the  acquisition  of the  bulk  CO2  beverage carbonation business of Pain Enterprises,  Inc. ("Pain") and related acquisition expenses. Exclusive of acquisition purchases, investing activities are primarily attributable to the acquisition, installation and direct placement costs of bulk
CO2 systems.

      CASH FLOWS FROM FINANCING  ACTIVITIES.  During 2006 cash flows provided by financing activities was $3.8 million, compared to $49.5 million in 2005. During
2006, we borrowed  approximately $4.7 million to fund the purchase of BAE and in
2005 we borrowed approximately $13.0 million to fund the Pain transaction,  much of which was repaid from cash generated by operations. In addition, on March 30,
2005  (fiscal  2005),  we  sold  2,041,713  shares  of our  common  stock  in an underwritten  public offering.  Based on the public offering price of $24.17 per share and after deducting underwriting  discounts and commissions,  net proceeds were approximately $46.6 million.

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

      As of March 31, 2006, we operated a fleet of specialized bulk CO2 delivery vehicles and technical  service  vehicles that logged  approximately  14 million miles over the twelve month period then ended.  While  significant  increases in fuel prices impact our operating  costs,  such impact is largely  offset by fuel surcharges billed to the majority of our customers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As  discussed  under  "Management's  Discussion  and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources" above, as of March 31,  2006,  a total of $32.9  million  was  outstanding  under the 2005
Credit Facility with a weighted average  interest rate of 5.9% per annum.  Based upon the $32.9 million  outstanding  under the 2005 Credit Facility at March 31,
2006, our annual  interest cost under the 2005 Credit Facility would increase by
$0.3 million for each 1% increase in Eurodollar interest rates.

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

                                                 NuCO2 Inc.

Dated: May 10, 2006                              By: /s/ Robert R. Galvin
                                                     ---------------------------
                                                     Robert R. Galvin
                                                     Chief Financial Officer

