Form 10-K
period 2006-06-30
NUCO2 INC /FL
filed 2006-09-13
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                    FORM 10-K

|X|  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT OF 1934 For the fiscal year ended June 30, 2006

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission file number:  0-27378

                                   NUCO2 INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              FLORIDA                                          65-0180800
-----------------------------------                      -----------------------
     (State or Other Jurisdiction                          (I.R.S. Employer
 of Incorporation or Organization)                        Identification No.)

2800 S.E. Market Place, Stuart, Florida                           34997
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code:  (772) 221-1754

Securities registered pursuant to Section 12(b) of the Act:

                          common stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                      None.

         Indicate  by check  mark if the  Registrant  is a  well-known  seasoned
issuer, as defined in Rule 405 of the Securities Act.   Yes [ ]  No |X|

         Indicate  by  check  mark if the  Registrant  is not  required  to file
reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ] No |X|

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
                                                           (CONTINUED NEXT PAGE)

         Indicate by check mark whether the  Registrant  is a large  accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange
Act. (Check one):

   Large Accelerated Filer [ ]  Accelerated Filer |X|  Non-Accelerated Filer [ ]

         Indicate by check mark whether the  Registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No |X|

         The  aggregate  market  value at  December  30,  2005 of  shares of the
Registrant's  common  stock,  $.001 par value per share  (based upon the closing price of $27.88  per share of such  stock on the  Nasdaq  Global  Market on such date), held by non-affiliates of the Registrant was approximately  $425,006,000.
Solely for the  purposes  of this  calculation,  shares  held by  directors  and executive  officers of the Registrant have been excluded.  Such exclusion should not be  deemed a  determination  or an  admission  by the  Registrant  that such individuals are, in fact, affiliates of the Registrant.

         At September 7, 2006, there were outstanding  15,694,309  shares of the
Registrant's common stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information  required by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference to the  Registrant's  definitive proxy statement to be filed not later than October 30, 2006 pursuant to Regulation 14A.

                                   NUCO2 INC.

                                      INDEX
                                                                            PAGE

PART I.
Item 1.    Business.                                                              1
Item 1A.   Risk Factors                                                           8
Item 1B.   Unresolved Staff Comments                                             15
Item 2.    Properties.                                                           15
Item 3.    Legal Proceedings.                                                    15
Item 4.    Submission of Matters to a Vote of Security Holders.                  15

PART II.
Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities.                            15
Item 6.    Selected Financial Data.                                              17
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                                18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.           35
Item 8     Financial Statements and Supplementary Data.                          35
Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.                                                 35
Item 9A.   Controls and Procedures.                                              35
Item 9B.   Other Information.                                                    36

PART III.
Item 10.   Directors and Executive Officers of the Registrant.                   36
Item 11.   Executive Compensation.                                               36
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.                                      36
Item 13.   Certain Relationships and Related Transactions.                       36
Item 14.   Principal Accountant Fees and Services.                               36

PART IV.
Item 15.   Exhibits and Financial Statement Schedules.                           37

Signatures                                                                       40
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

         Today,  the majority of our growth is driven by the  conversion of high pressure  cylinder users to bulk CO2 systems,  competitor  acquisitions  and new outlet  openings.  Our  ability  to  grow is  dependent  on the  success  of our marketing  efforts to acquire new  customers  and their  acceptance  of bulk CO2 systems as a replacement for high pressure cylinders.

         Since our  incorporation  in  Florida  in 1990,  we have  expanded  our service  area from one  service  location  and 19  customers  in  Florida to 125 service  locations  supporting  approximately  113,000 customer  locations in 45 states as of June 30, 2006. Since our initial public offering of common stock in
December 1995,  this growth has been achieved,  in large part, with the proceeds of our initial public  offering as well as a secondary  offering of common stock in June 1996,  borrowings  under our senior credit  facilities,  the issuance in
1997  and  1999  of our  12%  senior  subordinated  notes  due  2004  and  2005, respectively  (prepaid in August  2003),  the sale of our Series A 8% Cumulative
Convertible Preferred Stock in May 2000 (converted into 754,982 shares of common stock in August 2004) and Series B 8% Cumulative  Convertible Preferred Stock in
November 2001  (converted into 247,420 shares of common stock in December 2004), the private placement of our common stock in August 2002, the issuance in August

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

         ACCELERATE  PENETRATION  AND  EXPANSION  OF CUSTOMER  ACCOUNTS  THROUGH
MASTER SERVICE AGREEMENTS.  We have entered into master service agreements which include 85 restaurant  and  convenience  store  concepts  that provide  fountain beverages. These master service agreements generally provide for a commitment on the part of the operator for all of its currently  owned  locations and may also include future locations.  We currently service  approximately  52,000 chain and franchisee locations with chains that have signed master service agreements.  We are actively  working on expanding the number of master service  agreements with numerous  restaurant  chains. In addition,  we are the only supplier of bulk CO2
capable  of  offering   comprehensive  master  service  agreements  due  to  our
established national distribution and service network. By negotiating terms with the customer on a national or regional  level,  we are generally able to offer a customer's  franchisees  more  favorable  terms than they could achieve on their own, with the added  benefit of avoiding the expense and time spent  negotiating contract terms and testing our capabilities.

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

         INCREASE DENSITY AT EXISTING  OPERATIONS TO IMPROVE  PROFITABILITY.  We
maintain a highly  efficient  route structure and establish  additional  service locations as service areas expand through  geographic growth. Our strategy is to increase the density of our customer base for our existing service  locations in order to lower  the  average  time and  distance  between  stops  and  allow for increased  absorption  of  fixed  costs.  For the  year  ended  June  30,  2006, approximately 75% of our service locations operated at over 50% gross margin.

         SELECTIVELY  PURSUE CUSTOMER ACCOUNT  ACQUISITION  OPPORTUNITIES  WHILE
MAINTAINING  HIGH LEVELS OF SERVICE.  The  fountain  beverage  CO2  distribution market is fragmented, which provides numerous opportunities for continued growth in our business through selective customer account acquisitions. Our competitors range from small,  local companies in the fountain  beverage  industry to larger companies  that  generally  consider  bulk CO2 a  non-core  business.  It may be
increasingly   difficult   for   our   competitors   to   match   the   breadth,
cost-effectiveness and quality of our nationwide services and therefore they may be motivated to consider alternatives to continued participation in the fountain beverage CO2  distribution  industry.  For example,  in fiscal 2005, we acquired
Pain Enterprises'  bulk CO2 beverage  carbonation  business,  in fiscal 2006, we acquired the beverage  carbonation business of Bay Area Equipment Co., Inc., and in both fiscal 2005 and fiscal 2006, we acquired  certain  beverage  carbonation assets of Coca-Cola  Enterprises  Inc. We will continue to selectively  evaluate customer  account  acquisitions  that will expand our customer base and increase our existing route density. In addition, we believe that our superior nationwide customer  service  capabilities  enable us to attract and retain  customers.  We intend to continue our disciplined approach to growth while maintaining our high level of service.

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

                                % of Fiscal
                                2006 Service
                                   Plan
    Service Plan                  Revenue               Description
    ------------                  -------               -----------

Budget Plan                         66%        Customer  pays a flat monthly fee
                                               for bulk CO2  system  rental  and
                                               bulk CO2

Equipment  Lease and  Product       21%        Customer  rents  bulk CO2  system
Purchase Plan                                  and  pays a per  pound  rate  for
                                               bulk CO2

Fill Plan                           13%        Customer owns bulk CO2 system and
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

         At June 30, 2006, we operated 125 service locations (113 stationary and
12 mobile)  located in 42 states along with a dedicated fleet of 230 specialized bulk CO2 delivery vehicles and 117 technical  service vehicles.  Each stationary service  location is equipped  with a storage tank (up to 40 tons in size) which receives  bulk CO2  from  large  capacity  tanker  trucks  and  from  which  our specialized bulk CO2 delivery  vehicles are filled with bulk CO2 for delivery to customers.

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

         We maintain a highly  efficient  delivery route structure and establish additional stationary bulk CO2 service locations as service areas expand through geographic  growth.  Our goal is to have a service  location  centrally  located within 75 miles of each  customer  serviced  from that service  location.  As we increase  route  density by lowering  the  average  time and  distance  traveled between stops, we lower the average cost per delivery.  Currently,  our bulk CO2 delivery  vehicles are each servicing an average of 450 customer  locations.  We believe  that  optimal  route  density is  achieved  when our bulk CO2  delivery vehicles are each servicing 500 customer locations.  Collectively,  our delivery vehicles make more than 4,000 deliveries per day.

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
Sodexho Operations                                              Cumberland Farms              Thornton Oil
                                                                Exxon                         Tom Thumb

                     SPORTS VENUES                                                  MOVIE THEATRES
AMF Bowling Centers               Madison Square Garden         Carmike Cinemas               Regal Entertainment
Brunswick Recreation Centers      Raymond James Stadium         Loews Cineplex                Wallace Theatres
Derby Lane
Georgia Dome                                                                        THEME/AMUSEMENT
                                                                Six Flags                     Wet `n' Wild
                                                                Universal Studios Florida     White Waters
                                                                Walt Disney World

MASTER SERVICE AGREEMENTS

         We have  entered  into  master  service  agreements  which  include  85 restaurant and convenience store concepts that provide fountain beverages. These master service agreements  generally provide for a commitment on the part of the operator for all of its currently  owned  locations and may also include  future locations.  We  currently  service  approximately  52,000  chain and  franchisee locations  with  chains  that have  signed  master  service  agreements.  We are actively  working on  expanding  the number of master  service  agreements  with numerous restaurant chains.

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

         MARKET  LEADERSHIP IN A GROWING  MARKET.  We believe we are the leading provider  of bulk  CO2  systems  and  beverage-grade  bulk  CO2 to the  fountain beverage market, with an estimated market share of approximately 60%. Our market
leadership  and  nationwide  service  and  distribution   capabilities  uniquely
position us to benefit from the  conversion of high  pressure  cylinders to bulk
CO2 systems.  This  conversion is primarily  driven by the numerous  benefits of bulk CO2 systems as  compared  to high  pressure  cylinders.  We  estimate  that approximately 650,000 of the approximately  900,000 food service  establishments in the United States use fountain beverage carbonation systems. Of these 650,000 fountain beverage users, we estimate that approximately  460,000,  or 71% of the
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

       o As of June 30,  2006,  we had a fleet  of 347  delivery  and  technical service  vehicles  operated  by 352  drivers  and  114  technicians  to maintain our installed  base of bulk CO2 systems and respond to service calls allowing us to provide on-site service to any customer  generally
         within  a  matter  of  hours,  minimizing  service  interruptions.   As
         carbonated fountain beverages represent a highly profitable product for our  customers,  our  ability to respond  quickly can  minimize  costly downtime due to lack of carbonation.

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

         HIGHLY VISIBLE REVENUE STREAM SUPPORTED BY STRONG BACKLOG AND LONG-TERM
CUSTOMER CONTRACTS.  As of June 30, 2006, we had a signed contractual backlog of approximately 5,700 new customer accounts awaiting activation. Our contracts are typically five to six years in duration,  providing  stability and visibility to
our  revenue  base.  We  have  established  long-term   relationships  with  our
customers'  organizations  and have  experienced  strong renewal rates under our existing contracts,  with customer cancellations in fiscal 2006 of less than 2%.
In fiscal 2006, total customer  attrition was less than 5%. In addition,  we are not overly  dependent  on the business of any one  customer.  For the year ended
June 30, 2006, no single customer accounted for more than 5% of our revenues.

         LONG-STANDING   RELATIONSHIPS   WITH  BLUE-CHIP   SUPPLIERS.   We  have
long-standing  relationships  with  our  suppliers  who  are  leaders  in  their respective  industries  including,  The BOC Group,  Inc. which supplies our bulk
CO2; Ryder Truck Rental,  Inc.,  from whom we lease our delivery  vehicles;  and
Chart Industries, Inc. and Harsco Corporation, which provide our bulk CO2 tanks.
As one of the  largest  purchasers  of both  bulk  CO2 and bulk  CO2  tanks  for carbonating  fountain  beverages,  we believe we are able to negotiate long-term agreements  with  our  suppliers  at  favorable  terms  and to  secure  priority delivery.

         STRONG  OPERATING  CASH FLOW.  Since 2000,  we have  maintained  EBITDA
(earnings before interest,  taxes,  depreciation  and  amortization)  margins in excess of 25% on average while  generating  cash from  operations  totaling $124 million.  We have  invested  this cash in the future  growth of our  business by purchasing  bulk CO2 tanks and  equipment  and  expanding our network of service locations.  Since 2000, our investments have enabled us to increase our customer locations served by 55%, to approximately 113,000 accounts currently. We plan to use the increased cash generated by our improving profitability to invest in the future  growth  of our  business  both  through  direct  investment  in  revenue generating  equipment and  acquisitions,  and through debt repayment to increase our balance sheet flexibility.

SALES AND MARKETING

         Our bulk  CO2  systems  and  services  are sold by a sales  force of 24
commission  only  independent  sales   representatives  and  59  salaried  sales
personnel.  We market our bulk CO2 systems and services to large  customers such as restaurant  and  convenience  store chains,  movie theater  operators,  theme parks,  resorts  and sports  venues.  Our  customers  include  many of the major national and regional  chains  throughout the United  States.  We approach large chains on a corporate  or regional  level for  approval to become the  exclusive supplier  of bulk CO2  systems  and  services  on a  national  basis or within a designated territory. We then direct our sales efforts to the managers or owners of the individual or franchised  operating units. Our  relationships  with chain customers in one geographic  market frequently help us to establish service with these same chains  when we expand  into new  markets.  After  obtaining  service relationships  for a chains'  locations  in a new market,  we attempt to rapidly build route density by targeting independent restaurants, convenience stores and theaters for bulk CO2 system conversion and/or service.

BACKLOG

         As of June 30, 2005 and 2006,  we had a signed  contractual  backlog of approximately  5,300 and 5,700 new  service  locations,  respectively,  awaiting activation.  Activations  are dependent upon a number of factors,  including the expiration of any existing agreements the customer may have with its current CO2 supplier.

BULK CO2 SUPPLY

         Bulk CO2 is currently a readily available  commodity product,  which is processed and sold by various sources. In May 1997, we entered into an exclusive bulk CO2 requirements contract with The BOC Group, Inc., which currently expires on April 30, 2012, for 100% of our bulk CO2  requirements.  Under this contract,
BOC, a multinational industrial gases company, is committed to provide us with a stable supply of beverage  grade CO2 at  competitive  prices.  In addition,  the agreement provides that if sufficient  quantities of bulk CO2 become unavailable for any reason, we will receive treatment as a preferred customer.  For example, in the event of a CO2 shortage,  many CO2 suppliers reduce  deliveries of CO2 to all customers.  Our agreement with BOC provides that we will continue to receive
CO2  deliveries  in full,  along  with BOC's  other  large  customers,  prior to deliveries to other customers.

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

EMPLOYEES

         At June 30, 2006, we employed 700 full-time employees, 234 of whom were involved  in  management,  sales or  customer  support,  352 of whom were  route drivers  and  114 of whom  were  in  technical  service  functions.  None of our employees is subject to a collective bargaining agreement; however, employees in
Chicago, Illinois and Hampshire, Illinois have elected union representation.  We consider our relationship with our employees to be good.

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

1A.      RISK FACTORS.

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

         As  of  June  30,  2006,  we  had  a  signed  contractual   backlog  of
approximately  5,700 new customer accounts awaiting  activation.  However,  this backlog is not  necessarily  indicative  of future growth rates in our operating results,  which will depend in part on our  ability to  implement  new  customer agreements.  Additionally,  these  agreements may be subject to  modification or termination  prior to implementation or may not be implemented for a significant period of time due to customers' prior contractual commitments.

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

WE HAVE SUBSTANTIAL INDEBTEDNESS AND OUR OBLIGATION TO SERVICE THAT INDEBTEDNESS
COULD DIVERT FUNDS FROM  OPERATIONS  AND LIMIT OUR ABILITY TO OBTAIN  ADDITIONAL
FUNDING TO EXPAND OUR BUSINESS.

         As of June 30, 2006, we had outstanding  indebtedness of  approximately
$35.5 million under our revolving credit facility.

         If we are  unable  to  generate  sufficient  cash flow to  service  our indebtedness, we will have to:

         o reduce or delay planned capital expenditures;
         o sell assets;
         o restructure or refinance our indebtedness; or
         o seek additional equity capital.

         We are  uncertain  whether any of these  strategies  can be affected on satisfactory  terms, if at all,  particularly in light of our  indebtedness.  In addition,  the  extent to which we  continue  to have  indebtedness  could  have significant consequences, including:

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

         Our revolving credit  agreement  requires that we comply with financial and business covenants. If we fail to maintain these covenants, our lender could declare us in default and demand  repayment of our  indebtedness if this default were not cured or waived.  At various  times in the past, we have been unable to meet certain  covenants and have had to obtain waivers or modifications of terms from our lenders. In addition, the conditions that the revolving credit facility places on the amount of debt we can incur,  our level of liquidity  and our cash flows may have a negative effect on our ability to grow our business.

IMPLEMENTING  OUR  ACQUISITION   STRATEGY  INVOLVES  RISK  AND  OUR  FAILURE  TO
SUCCESSFULLY IMPLEMENT THIS STRATEGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
BUSINESS.

         One of our  key  strategies  is to grow  our  business  by  selectively pursuing  acquisitions  of bulk  CO2  customer  accounts.  Since  1995,  we have acquired more than 30,000 bulk CO2 customer  accounts,  and we are continuing to
actively  pursue   additional   customer  account   acquisition   opportunities.
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

WE DEPEND ON THE CONTINUED CONTRIBUTIONS OF OUR EXECUTIVE OFFICERS AND OTHER KEY
MANAGEMENT, EACH OF WHOM WOULD BE DIFFICULT TO REPLACE.

         Our future success  depends to a significant  degree upon the continued
contributions  of our senior  management  and our  ability to attract and retain other highly qualified management personnel.  We face competition for management from other companies and organizations.  Therefore, we may not be able to retain our existing management  personnel or fill new management positions or vacancies created by expansion or turnover at our existing  compensation  levels.  We have entered  into  executive  employment  agreements  with  key  members  of  senior management.  The employment  agreements with our chief executive officer,  chief financial officer,  chief operating officer and chief customer officer expire in
June 2007,  October 2008, May 2007 and June 2009,  respectively.  We do not have
"key-person"  insurance  on the lives of any of our key  officers or  management personnel  to mitigate  the impact to our  company  that the loss of any of them would  cause.  Specifically,  the loss of any of our  executive  officers  would disrupt  our  operations  and divert  the time and  attention  of our  remaining
officers.   Additionally,   failure  to  attract  and  retain  highly  qualified
management personnel would damage our business prospects.

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

WE ARE  DEPENDENT  ON THE  PRICING  AND  AVAILABILITY  OF CO2 AND  SHORTAGES  OR
INCREASES IN THE PRICE OF CO2 OR OTHER RAW MATERIALS COULD INCREASE OUR COSTS OF
GOODS SOLD, REDUCE OUR PROFITS AND MARGINS AND ADVERSELY AFFECT OUR OPERATIONS.

         Our principal  raw material is CO2,  which is a commodity  product.  We purchase  our CO2 for  resale  from  The BOC  Group,  Inc.  under  an  exclusive requirements  contract expiring in 2012 which provides for annual adjustments in the purchase  price for bulk CO2 based upon changes in the Producer  Price Index for Chemical and Allied Products or increases in the price of bulk CO2 purchased by  BOC's  large,  multi-location  beverage  customers  in  the  United  States, whichever is less.

         Steel is used in the manufacture of our bulk CO2 tanks. We purchase our tanks from manufacturers  under agreements,  the terms of which are renegotiated on an annual  basis.  Hot rolled steel  prices  increased  significantly  during fiscal 2006.  Future  increases in steel prices may result in higher  prices for the CO2 tanks we must purchase.

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

OUR OPERATING  RESULTS ARE AFFECTED BY RISING  INTEREST  RATES SINCE MORE OF OUR
CASH FLOW WILL BE NEEDED TO SERVICE OUR INDEBTEDNESS.

         The interest  rate on our revolving  credit  facility  fluctuates  with market  interest rates,  resulting in greater  interest costs in times of rising interest rates.  Consequently,  our earnings,  cash flows and  profitability are sensitive to changes in interest  rates.  High interest  rates could also affect our ability to service our  indebtedness.  To the extent that we cannot generate sufficient  cash flows to make  interest  payments  on time,  our  lender  could declare us in default and demand repayment of our indebtedness, which could have a negative effect on our financial condition.

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

THE MARKET  PRICE OF OUR COMMON  STOCK HAS BEEN AND MAY  CONTINUE TO BE VOLATILE
AND MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE.

         Our common stock price has fluctuated  substantially  since our initial public offering in December 1995. Our common stock closing sales price reached a
52-week high of $32.17 on January 27, 2006.  There can be no assurance  that the market  price  for our  common  stock  will  remain at its  current  level and a decrease in the market price could result in substantial loses for investors.

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

FUTURE SALES OF SHARES MAY  ADVERSELY  AFFECT OUR STOCK PRICE SINCE ANY INCREASE
IN THE AMOUNT OF OUTSTANDING SHARES MAY HAVE A DILUTIVE EFFECT ON OUR STOCK.

         If our shareholders sell substantial amounts of our common stock in the public  market,  the market  price of our common  stock could fall.  These sales could be due to shares issued upon exercise of outstanding options.  These sales also  might  make it more  difficult  for us to sell  equity  or  equity-related securities in the future at a time and price that we deem  appropriate.  At June
30, 2006, we had granted options to purchase an aggregate of 2,351,940 shares of common stock at a weighted-average exercise price of $19.52 per share. We cannot assure  you  that  substantial  sales of our  common  stock  resulting  from the exercise of stock  options  will not dilute our common  stock or lower our share price.

COMPLIANCE  WITH  CHANGING   REGULATION  OF  CORPORATE   GOVERNANCE  AND  PUBLIC
DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

         Keeping abreast of, and in compliance with, changing laws,  regulations and standards relating to corporate governance and public disclosure,  including the  Sarbanes-Oxley  Act of 2002, new SEC  regulations  and Nasdaq Global Market rules,  will require an increased  amount of  management  attention and external resources. We intend to continue to invest all reasonably necessary resources to comply  with  evolving  standards,  which may result in  increased  general  and administrative  expenses and a diversion of management  time and attention  from revenue-generating activities to compliance activities.

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

1B.      UNRESOLVED STAFF COMMENTS.

         None.

2.       PROPERTIES.

         Our corporate  headquarters  are located in a 32,000 square foot leased
facility  in  Stuart,  Florida  that  accommodates  corporate,   administrative,
customer  service,  marketing,  and sales.  At June 30, 2006, we also leased 113 stationary  service  locations.  These facilities are rented on terms consistent with market  conditions  prevailing  in the area.  We believe  that our existing facilities are suitable for our current needs and that additional or replacement facilities, if needed, are available to meet future needs.

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

5.       MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
         ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common  stock trades on the Nasdaq  Global  Market under the symbol
"NUCO".  The  following  table  indicates  the high and low sale  prices for our common stock for each quarterly  period during fiscal 2005 and 2006, as reported by the Nasdaq Global Market.

                                    High          Low
                                    ----          ---
Calendar 2004
-------------
Third Quarter                   $   20.58     $   15.28
Fourth Quarter                      25.00         18.58

Calendar 2005
-------------
First Quarter                   $   26.62     $   20.70
Second Quarter                      27.87         22.73
Third Quarter                       27.34         23.42
Fourth Quarter                      28.77         21.24

Calendar 2006
-------------
First Quarter                   $   32.57     $   27.60
Second Quarter                      32.46         23.81

         At September 10, 2006, there were  approximately  200 holders of record of our  common  stock,  although  there is a much  larger  number of  beneficial owners.

         We have never  paid cash  dividends  on our common  stock and we do not anticipate  declaring any cash dividends on our common stock in the  foreseeable future.  We intend to retain all future  earnings for use in the  development of our business.

         The following  table sets forth certain  information  regarding  equity compensation plans as of June 30, 2006.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                     Number of securities remaining
                              Number of securities to       Weighted-average          available for future issuance
                              be issued upon exercise       exercise price of        under equity compensation plans
                              of outstanding options,     outstanding options,     (excluding securities reflected in
Plan Category                   Warrants and Rights        Warrants and Rights                  Column (a))
-------------                   -------------------        -------------------      ---------------------------------
                                        (a)                       (b)                               (c)

Equity compensation plans            2,351,940                   $19.52                         857,000
approved by security          shares of common stock                                     shares of common stock
holders ...

Equity compensation plans                0                         0                                  0
not approved by security
holders ...

          Total ...                    2,351,940                 $19.52                         857,000
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

                                                                       Fiscal Year Ended June 30,
                                                                       --------------------------
                                                    2006           2005*          2004*         2003*          2002*
                                                    ----           -----          -----         -----          -----
                                                      (in thousands, except per share amounts and Operating Data)
INCOME STATEMENT DATA:
Product sales                                     $  75,959      $  60,518      $  49,115     $  45,027      $  45,267
Equipment rentals                                    40,237         36,822         31,721        29,382         27,045
                                                  ---------      ---------      ---------     ---------      ---------

Total revenues                                      116,196         97,340         80,836        74,409         72,312
                                                  ---------      ---------      ---------     ---------      ---------

Cost of products sold, excluding depreciation
and amortization                                     49,397         41,278         33,883        32,047         31,903
Cost of equipment rentals, excluding
depreciation and amortization                         3,086          2,391          2,345         3,513          3,595
Selling, general and administrative expenses         24,146         17,020         15,722        17,484         17,614
Depreciation and amortization                        18,333         16,484         15,234        17,167         16,319
Loss on asset disposal                                1,733          1,332          1,242         1,650          4,654
                                                  ---------      ---------      ---------     ---------      ---------

Operating income (loss)                              19,501         18,835         12,410         2,548         (1,773)
Loss on early extinguishment of debt                   --            5,817          1,964          --              796
Unrealized loss on financial instrument                (177)          --              177          --             --
Interest expense                                      1,989          6,985          7,947         7,487          8,402
                                                  ---------      ---------      ---------     ---------      ---------

Net income (loss) before income taxes                17,689          6,033          2,322        (4,939)       (10,971)
Provision for (benefit from) income taxes             7,341        (19,558)           142          --             --
                                                  ---------      ---------      ---------     ---------      ---------
Net income (loss)                                 $  10,348      $  25,591      $   2,180     $  (4,939)     $ (10,971)
                                                  =========      =========      =========     =========      =========

Net income (loss) per basic common share          $    0.67      $    1.98      $    0.13     $   (0.54)     $   (1.32)
Net income (loss) per diluted common share        $    0.65      $    1.79      $    0.12     $   (0.54)     $   (1.32)

Weighted average shares outstanding - basic          15,427         12,808         10,689        10,396          8,742
Weighted average shares outstanding - diluted        15,997         14,295         11,822        10,396          8,742

OTHER DATA:
EBITDA (1)                                        $  37,834      $  35,319      $  27,644     $  19,715      $  14,546

Total company owned bulk CO2 systems serviced        93,000         82,000         68,000        63,000         61,000
Customer owned bulk CO2 systems serviced             18,000         16,000         12,000        11,000          9,000
                                                  ---------      ---------      ---------     ---------      ---------
Total bulk CO2 systems serviced                     111,000         98,000         80,000        74,000         70,000
Total high pressure CO2 customers                     2,000          1,000          1,000         1,000          1,000
                                                  ---------      ---------      ---------     ---------      ---------
Total customers                                     113,000         99,000         81,000        75,000         71,000
Stationary depots                                       113            103             97            91             76
Mobile depots                                            12             14             11            10             22
Bulk CO2 trucks                                         230            203            173           168            161
Technical service vehicles                              117             92             83            73             76
High pressure cylinder delivery trucks                    3           --             --            --             --

BALANCE SHEET DATA:
Cash and cash equivalents                         $     341      $     968      $     505     $     455      $   1,562
Total assets                                        199,007        173,132        128,502       125,846        132,638
Total debt (including short-term debt)               35,450         32,000         66,173        70,529         87,660
Redeemable preferred stock                             --             --           10,021         9,258          8,552
Total shareholders' equity                          146,924        129,184         40,756        34,936         25,219

*Restated to conform to current year presentation.

(1) RECONCILIATION OF GAAP AND EBITDA

                                                                 Fiscal Year Ended June 30,
                                                                 --------------------------
                                                2006          2005          2004          2003          2002
                                                ----          ----          ----          ----          ----
Net Income (loss)                             $ 10,348      $ 25,591      $  2,180      $ (4,939)     $(10,971)
Interest expense                                 1,989         6,985         7,947         7,487         8,402
Depreciation and amortization                   18,333        16,484        15,234        17,167        16,319
Provision for (benefit from) income taxes        7,341       (19,558)          142          --            --
Unrealized loss on financial instrument           (177)         --             177          --            --
Loss on early extinguishment of debt              --           5,817         1,964          --             796
                                              --------      --------      --------      --------      --------

EBITDA                                        $ 37,834      $ 35,319      $ 27,644      $ 19,715      $ 14,546
                                              ========      ========      ========      ========      ========

Cash flows provided by (used in):
    Operating activities                      $ 33,578      $ 29,651      $ 21,657      $ 15,826      $ 10,858
    Investing activities                      $(41,682)     $(38,781)     $(16,595)     $(13,891)     $(12,817)
    Financing activities                      $  7,477      $  9,593      $ (5,012)     $ (3,042)     $  2,895

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

7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.

OVERVIEW

         We believe we are the leading supplier of bulk CO2 systems and bulk CO2 for carbonating  fountain  beverages in the United States based on the number of bulk CO2 systems  leased to  customers  and the only  company in our industry to operate a national network of bulk CO2 service  locations.  As of June 30, 2006, we operated a national network of 125 service locations servicing  approximately
113,000  customer  locations  in 45 states.  Currently,  virtually  all fountain beverage users in the  continental  United States are within our present service area.  On  October 1,  2004,  we  purchased  the bulk CO2  beverage  carbonation business of Pain Enterprises,  Inc. The transaction  involved the acquisition of approximately  9,000 customer accounts,  including  approximately 6,300 tanks in service,  vehicles, parts, and supplies. On September 30, 2005, we purchased the beverage  carbonation business in northern California of Bay Area Equipment Co.,
Inc. We acquired approximately 2,500 customer accounts, including 1,000 tanks in service,  vehicles,  parts,  and  supplies.  In addition,  on June 30, 2006,  we acquired  the  bulk  CO2  beverage  carbonation  business  in 18  states  in the southwest  and  midwest,  as  well  as  parts  of the  southeast,  of  Coca-Cola
Enterprises Inc. We acquired approximately 3,000 accounts, including 2,400 tanks in  service.  These  acquisitions  provide  further  penetration  and  operating efficiencies in markets in which we operate.

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

         We have  entered  into  master  service  agreements  which  include  85 restaurant and convenience store concepts that provide fountain beverages. These master service agreements  generally provide for a commitment on the part of the operator for all of its currently  owned  locations and may also include  future locations.  We  currently  service  approximately  52,000  chain and  franchisee locations  with  chains  that have  signed  master  service  agreements.  We are actively  working on  expanding  the number of master  service  agreements  with numerous restaurant chains.

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

GENERAL

         Substantially  all of our revenues have been derived from the rental of bulk CO2 systems  installed at customers'  sites,  the sale of bulk CO2 and high pressure  cylinder  revenues.  Revenues  have grown from $72.3 million in fiscal
2002 to $116.2  million in fiscal  2006.  We believe  that our  revenue  base is stable due to the existence of long-term  contracts  with our  customers,  which generally  rollover with a limited number  expiring  without  renewal in any one year. Revenue growth is largely dependent on (1) the rate of new bulk CO2 system installations, (2) the growth in bulk CO2 sales and (3) price increases.

         Cost of products  sold is comprised  of  purchased  CO2 and vehicle and service  location costs  associated  with the storage and delivery of CO2. As of
June 30, 2006, we operated a total of 347 specialized bulk CO2 delivery vehicles and technical  service  vehicles that logged  approximately  14 million miles in fiscal 2006.  While  significant  increases in fuel prices  impact our operating costs,  such impact is largely offset by fuel surcharges  billed to the majority of our  customers.  Consequently,  while  the  impact on our  gross  profit  and operating  income is  substantially  mitigated,  rising fuel prices do result in lower gross  profit  margins.  Cost of  equipment  rentals is comprised of costs associated with customer equipment leases.  Selling,  general and administrative expenses consist of wages and benefits,  dispatch and  communications  costs, as well as expenses  associated  with  marketing,  administration,  accounting  and employee training. Consistent with the capital intensive nature of our business, we incur significant depreciation and amortization expenses. These stem from the
depreciation   of  our  bulk  CO2  systems  and  related   installation   costs,
amortization of deferred lease  acquisition  costs, and amortization of deferred financing costs and other intangible assets.  With respect to company-owned bulk
CO2 systems,  we capitalize  installation  costs based on a standard  amount per installation that is associated with specific installations of such systems with customers under non-cancelable contracts and which would not be incurred but for a successful  placement.  All other service,  marketing and administrative costs are expensed as incurred.

         Since 1990, we have devoted  significant  resources to building a sales and marketing  organization,  adding  administrative  personnel and developing a national  infrastructure  to  support  the  rapid  growth  in the  number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in accumulated net losses of $19.8 million at June 30, 2006.

RESULTS OF OPERATIONS

         The  following  table  sets  forth,  for  the  periods  indicated,  the percentage relationship which the various items bear to total revenues:

                                                       Fiscal Year Ended June 30,
                                                       --------------------------
Income Statement Data:                                2006        2005        2004
                                                      ----        ----        ----

Product sales                                         65.4%       62.2%       60.8%
Equipment rentals                                     34.6        37.8        39.2
                                                     -----       -----       -----
Total revenues                                       100.0       100.0       100.0

Cost of products sold, excluding
    depreciation and amortization                     42.5        42.4        41.9
Cost of equipment rentals, excluding
    depreciation and amortization                      2.7         2.5         2.9
Selling, general and administrative expenses          20.8        17.5        19.4
Depreciation and amortization                         15.8        16.9        18.8
Loss on asset disposal                                 1.5         1.4         1.6
                                                     -----       -----       -----
Operating income                                      16.8        19.3        15.4
Loss on early extinguishment of debt                   --          6.0         2.5
Unrealized (gain) loss on financial instrument        (0.2)        --          0.2
Interest expense                                       1.7         7.1         9.8
                                                     -----       -----       -----

Income before income taxes                            15.2         6.2         2.9
Provision for (benefit from) income taxes              6.3       (20.1)        0.2
                                                     -----       -----       -----
Net income                                             8.9%       26.3%        2.7%
                                                     =====       =====       =====

FISCAL YEAR ENDED JUNE 30, 2006 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2005

TOTAL REVENUES

         Total revenues increased by $18.9 million, or 19.4%, from $97.3 million in 2005 to $116.2  million in 2006.  Revenues  derived from our bulk CO2 service plans increased by $12.6 million,  primarily due to an increase in the number of customer  locations,  while  revenues  derived  from the  sale of high  pressure cylinder products, fuel surcharges, equipment sales and other revenues increased by $6.3  million.  In addition,  the Bay Area  Equipment  transaction  generated revenues  of $1.8  million  in fiscal  2006.  The number of  customer  locations
utilizing  our  products  and  services  increased  from  approximately   99,000
customers at June 30, 2005 to approximately  113,000 customers at June 30, 2006, due  primarily to organic  growth and the  acquisition  of  approximately  2,500 customer  accounts  from Bay Area  Equipment  on  September  30,  2005 and 3,000 customer accounts from Coca-Cola Enterprises Inc. on June 30, 2006.

         The  following  table  sets  forth,  for  the  periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                                     Fiscal Year Ended June 30,
                                                     --------------------------
Service Plan                                             2006        2005
                                                         ----        ----
      Bulk budget plan(1)                                52.8%       57.0%
      Equipment lease/product purchase plan(2)           16.5        15.4
      Product purchase plan(3)                           10.3         9.7
      High pressure cylinder(4)                           5.3         5.7
      Other revenues(5)                                  15.1        12.2
                                                         -----      -----
                                                         100.0%    100.0%
                                                         =====      =====

      (1) Combined fee for bulk CO2 tank and bulk CO2.
      (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
      (3) Bulk CO2 only.
      (4) High pressure CO2  cylinders and non-CO2  gases.
      (5) Surcharges  and other charges.

         PRODUCT SALES - Revenues  derived from the product sales portion of our service plans increased by $15.4 million,  or 25.5%,  from $60.5 million in 2005 to $76.0  million in 2006.  The increase in revenues is primarily due to a 14.3%
increase in the average number of customer  locations  serviced  combined with a
4.8%  increase in the quantity of CO2 sold to the average  customer due in large part to the customers acquired in the Pain Enterprises transaction on October 1,
2004, the Bay Area  Equipment  transaction on September 30, 2005, and the impact of  new  customer  locations  activated  under  master  service  agreements.  In addition,  sales of products and services  other than bulk CO2 increased by $6.3 million  due in large part to an  increase in  revenues  derived  from  cylinder products, fuel surcharges, equipment sales and other revenues.

         EQUIPMENT  RENTALS -  Revenues  derived  from the lease  portion of our service plans increased by $3.4 million,  or 9.3%, from $36.8 million in 2005 to
$40.2 million in 2006,  primarily due to a 13.6%  increase in the average number of  customer  locations  leasing  equipment  from  us,  the  impact  of the Pain
Enterprises  and Bay Area  Equipment  transactions,  and  price  increases  to a significant  number of our customers  consistent  with the Consumer Price Index,
offset  by  incentive   pricing   provided  to  multiple   national   restaurant
organizations  utilizing our equipment  under the bulk budget plan and equipment lease/product  purchase plans pursuant to master service agreements.  The number of customer  locations  renting  equipment from us increased from  approximately
82,000 at June 30, 2005 to approximately 93,000 at June 30, 2006.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

         Cost  of  products  sold,  excluding   depreciation  and  amortization,
increased from $41.3 million in 2005 to $49.4 million in 2006,  while decreasing as a percentage of product sales revenue from 68.2% to 65.0%.

         Product  costs  increased by $3.9 million from $15.5 million in 2005 to
$19.4 million in 2006. The base price with our primary supplier of CO2 increased by the Producer Price Index, while the volume of CO2 sold by us increased 19.0%, primarily  due to a 14.3%  increase  in our  average  customer  base  and a 4.8%
increase in CO2 sold to these  customers.  The  increase in the  quantity of CO2 sold to the  average  customer  is due in large  part to the  impact of the Pain
Enterprises  transaction on October 1, 2004, the Bay Area Equipment  transaction on September 30, 2005, and master service agreements.

         Operational  costs,  primarily  wages and  benefits  related to cost of products  sold,  increased  from $16.0 million in 2005 to $18.6 million in 2006, primarily due to a $1.9 million  increase in route driver costs  associated with an increased  customer base. As of June 30, 2006, we had 352 drivers as compared to 332 at the  same  point  last  year  and  270  at  the  end of  fiscal  2004.
Operational  related costs also included costs directly related to the two major hurricanes to hit the southeastern  United States in the first quarter of fiscal
2005.

         Truck  delivery  expenses  increased  from $6.4 million in 2005 to $7.7 million in 2006 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies in the timing and routing of deliveries.

         Occupancy  and shop costs  related to cost of products  sold  increased from $3.4 million in 2005 to $3.7 million in 2006.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

         Cost of equipment  rentals,  excluding  depreciation and  amortization, increased from $2.4 million in 2005 to $3.1 million in 2006 while  increasing as a percentage of equipment rentals revenue from 6.5% to 7.7%. The increase in the cost  of  equipment  rentals  is  primarily  related  to  additional  wages  and transportation costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling,  general and administrative expenses increased by $7.1 million from $17.0  million  in 2005 to $24.1  million in 2006,  while  increasing  as a percentage of total revenues from 17.5% in 2005 to 20.8% in 2006.

         Selling related expenses  increased by $1.3 million,  from $3.6 million in 2005 to $4.9 million in 2006,  primarily the result of the planned conversion of select  independent sales  representatives to salaried employees and expenses directed towards training, marketing and growth opportunities.

         General and  administrative  expenses  increased  by $5.9  million,  or
43.7%,  from $13.4 million in 2005 to $19.3 million in 2006. We adopted SFAS No.
123-R,  "Share-Based  Payments"  (SFAS  123-R)  on  July  1,  2005  (see  Recent
Accounting  Pronouncements).  As a result,  share-based compensation expense was
$3.3 million in 2006 with no  comparable  expense  recorded in our  statement of operations  prior to the date of adoption.  In addition,  this  increase was the result  of the  addition  of our new Chief  Customer  Officer,  wage  increases, hurricane related expenses, public company related expenses,  including expenses related to the Sarbanes-Oxley Act.

DEPRECIATION AND AMORTIZATION

         Depreciation and  amortization  increased from $16.5 million in 2005 to
$18.3  million in 2006.  As a percentage  of total  revenues,  depreciation  and amortization expense decreased from 16.9% in 2005 to 15.8% in 2006.

         Depreciation  expense  increased  from  $13.8  million in 2005 to $15.3 million  in  2006.  The  increase  was due in  large  part to the  purchase  and placement of bulk CO2 tanks at customer sites and equipment from acquisitions.

         Amortization  expense  increased from $2.7 million 2005 to $3.0 million
2006. The decrease in the amortization of certain deferred charges was offset by the increased  amortization  of  intangible  assets  related to our  acquisition activities over the last year, and deferred lease acquisition costs.

LOSS ON ASSET DISPOSAL

         Loss on asset  disposal  increased  from $1.3  million  in 2005 to $1.7 million in 2006, increasing as a percentage of total revenues from 1.4% to 1.5%.
The increase in expense is primarily related to the impact of Hurricane Katrina, a major  hurricane,  which  directly or indirectly  impacted our  operations and
assets  in  northwest  Florida  and  in  portions  of  Alabama,   Louisiana  and
Mississippi.

OPERATING INCOME

         For the reasons  previously  discussed,  operating  income increased by
$0.7  million  from  $18.8  million  in 2005 to  $19.5  million  in  2006.  As a percentage of total revenues, operating income decreased from 19.3% to 16.8%.

LOSS ON EARLY EXTINGUISHMENT OF DEBT

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

INTEREST EXPENSE

         Interest expense decreased from $7.0 million in 2005 to $2.0 million in
2006,  while the effective  interest rate of our debt  decreased  from 10.4% per annum  in 2005  to  5.9%  per  annum  in  2006.  This  reduction  was due to the redemption of our 16.3% Senior  Subordinated  Promissory Notes in April 2005 and
the  refinancing  of our senior credit  facility in May 2005. See "Liquidity and
Capital Resources."

INCOME BEFORE PROVISION FOR INCOME TAXES

         Primarily for the reasons  described  above under interest  expense and the loss on early  extinguishment  of debt,  income before  provision for income taxes increased by 192.2%, from $6.0 million in 2005 to $17.7 million in 2006.

PROVISION FOR INCOME TAXES

         During 2005 we recorded a $19.6 million  income tax benefit as compared to a provision  for income taxes of $7.3  million in 2006.  As of June 30, 2005, after  consideration  of  all  available  positive  and  negative  evidence,  we concluded  that the  deferred  tax  asset  relating  to our net  operating  loss carryforwards  will more likely than not be  realized in the future.  Thus,  the entire  valuation  allowance  previously  recorded was reversed as of that date.
Accordingly,  during the fiscal year ended June 30,  2006,  we  recognized a tax provision  consistent with our effective tax rate. However,  while we anticipate continuing to recognize a full tax provision in future periods, we expect to pay only AMT and  state/local  taxes  until  such time that our net  operating  loss carryforwards are fully utilized.

         As of June  30,  2006,  we had net  operating  loss  carryforwards  for federal income tax purposes of approximately $102 million and for state purposes in varying amounts. The net operating loss carryforwards are available to offset future taxable income,  if any, through June 2025. If an "ownership  change" for federal income tax purposes were to occur in the future,  our ability to use our pre-ownership  change  federal and state net operating loss  carryforwards  (and certain built-in losses, if any) would be subject to an annual usage limitation, which under  certain  circumstances  may prevent us from being able to utilize a portion  of such loss  carryforwards  in future tax  periods  and may reduce our after-tax cash flow.

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
Among other matters,  realization of the entire  deferred tax asset is dependent on our ability to generate  sufficient taxable income prior to the expiration of the  carryforwards.  In order to utilize the entire  deferred  tax asset will we need to generate taxable income of approximately $111 million.  We will continue to evaluate  whether or not our net deferred  tax assets will be fully  realized prior to expiration. Should it become more likely than not that all or a portion of the net deferred tax assets will not be realized a valuation  allowance  will be recorded.

NET INCOME

         For the  reasons  described  above,  net  income  decreased  from $25.6 million 2005 to $10.3 million in 2006.

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

         EBITDA,  as set forth in the table below (in  thousands),  increased by
$2.5  million,  from  $35.3  million  in 2006 to $37.8  million  in 2006,  while decreasing as a percentage of total revenues from 36.3% to 32.6%. EBITDA in 2006 includes the $3.3 million impact of the adoption of SFAS 123-R in July 2005.

                                             Fiscal Year Ended June 30,
                                             --------------------------
                                                 2006          2005
                                                 ----          ----
Net income                                    $ 10,348      $ 25,591
Interest expense                                 1,989         6,985
Depreciation and amortization                   18,333        16,484
Provision for (benefit from) income taxes        7,341       (19,558)
Gain on financial instrument                      (177)         --
Loss on early extinguishment of debt              --           5,817
                                              --------      --------
EBITDA                                        $ 37,834      $ 35,319
                                              ========      ========

Cash flows provided by (used in):
  Operating activities                        $ 33,578      $ 29,651
  Investing activities                        $(41,682)     $(38,781)
  Financing activities                        $  7,477      $  9,593

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

                                                      Fiscal Year Ended June 30,
                                                      --------------------------
    Service Plan                                          2005        2004
                                                          ----        ----
          Bulk budget plan(1)                             57.0%      61.5%
          Equipment lease/product purchase plan(2)        15.4       12.0
          Product purchase plan(3)                         9.7        8.8
          High pressure cylinder(4)                        5.7        6.0
          Other revenues(5)                               12.2       11.7
                                                         -----      -----
                                                         100.0%     100.0%
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

         PRODUCT SALES - Revenues  derived from the product sales portion of our service plans increased by $11.4 million,  or 23.2%,  from $49.1 million in 2004 to $60.5  million in 2005.  The increase in revenues is primarily due to a 17.7%
increase in the average number of customer  locations  serviced combined with an increase in CO2 sold to the average customer. In addition, the sales of products and services  other than bulk CO2 increased by $2.6 million due in large part to an increase in revenues  derived from cylinder  products,  fuel  surcharges  and other revenues.

         EQUIPMENT  RENTALS -  Revenues  derived  from the lease  portion of our service plans increased by $5.1 million, or 16.1%, from $31.7 million in 2004 to
$36.8 million in 2005,  primarily due to a 16.8%  increase in the average number of  customer  locations  leasing  equipment  from us and  price  increases  to a significant  number of our customers  consistent  with the Consumer Price Index,
offset  by  incentive   pricing   provided  to  multiple   national   restaurant
organizations  utilizing our equipment  under the bulk budget plan and equipment lease/product  purchase plans pursuant to master service agreements.  The number of customer  locations  renting  equipment from us increased from 68,000 at June
30,  2004 to  82,000 at June 30,  2005,  due to strong  organic  growth  and the purchase of approximately  6,300 customer locations  utilizing  equipment rental plans from Pain Enterprises, Inc. on October 1, 2004.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

         Cost  of  products  sold,  excluding   depreciation  and  amortization,
increased from $33.9 million in 2004 to $41.3 million in 2005,  while decreasing as a percentage of product sales revenue from 69.0% to 68.2%.

         Product  costs  increased by $3.1 million from $12.3 million in 2004 to
$15.5 million in 2005. The base price with our primary supplier of CO2 increased by the Producer Price Index, while the volume of CO2 sold by us increased 25.2%, primarily  due to a 17.7%  increase  in our  average  customer  base  and a 6.1%
increase in CO2 sold to these customers.

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

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

         Cost of equipment  rentals,  excluding  depreciation and  amortization, increased from $2.3 million in 2004 to $2.4 million in 2005 while  decreasing as a percentage of equipment rentals revenue from 7.4% to 6.5%. The increase in the
cost  of  equipment   rental   expense  is  primarily   related  to   additional
refurbishment expense associated with tanks acquired from Pain Enterprises, Inc.
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

         The effective interest rate of our debt decreased from 11.4% in 2004 to
10.4% in 2005, with the weighted cost of borrowing on our outstanding debt as of
June 30, 2005 being 4.8%.

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

         As of June  30,  2005,  we had net  operating  loss  carryforwards  for federal income tax purposes of approximately $114 million and for state purposes in varying  amounts,  which are available to offset federal taxable  income,  if any, in varying amounts through June 2025. If an "ownership  change" for federal income  tax  purposes  were to  occur  in the  future,  our  ability  to use our pre-ownership  change  federal and state net operating loss  carryforwards  (and certain built-in losses, if any) would be subject to an annual usage limitation, which under  certain  circumstances  may prevent us from being able to utilize a portion  of such loss  carryforwards  in future tax  periods  and may reduce our after-tax cash flow. In addition,  a portion of our future taxable income may be subject to the alternative minimum tax ("AMT").

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

                                             Fiscal Year Ended June 30,
                                             --------------------------
                                                2005           2004
                                                ----           ----
Net income                                    $ 25,591      $  2,180
Interest expense                                 6,985         7,947
Depreciation and amortization                   16,484        15,234
Provision for (benefit from) income taxes      (19,558)          142
Unrealized loss on financial instrument           --             177
Loss on early extinguishment of debt             5,817         1,964
                                              --------      --------
EBITDA                                        $ 35,319      $ 27,644
                                              ========      ========

Cash flows provided by (used in):
  Operating activities                        $ 29,651      $ 21,657
  Investing activities                        $(38,781)     $(16,595)
  Financing activities                        $  9,593      $ (5,012)

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the Financial  Accounting Standards Board ("FASB") issued,
SFAS No. 154,  "ACCOUNTING FOR CHANGES AND ERROR CORRECTIONS" ("SFAS 154"). SFAS
154 applies to accounting changes and corrections of errors made in fiscal years beginning  after  December  15,  2005.  SFAS 154  replaces  APB  Opinion No. 20,
"ACCOUNTING  CHANGES",  and SFAS No. 3, "REPORTING ACCOUNTING CHANGES IN INTERIM
FINANCIAL  STATEMENTS",  and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement  in the unusual instance that the  pronouncement  does not include specific transition provisions. SFAS 154 provides guidance on the accounting for and  reporting of  accounting  changes and error  corrections.  It  establishes, unless  impracticable,  retrospective  application  as the  required  method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of
SFAS 154 will not have a material impact on our financial  position,  results of operations or cash flows.

         In March 2005, the FASB issued  Interpretation  No. 47, "ACCOUNTING FOR
CONDITIONAL  ASSET RETIREMENT  OBLIGATIONS - AN  INTERPRETATION OF SFAS NO. 143"
("FIN  47"),  effective  no later  than the end of  fiscal  years  ending  after
December 15, 2005. This Interpretation clarifies that the term conditional asset retirement  obligation as used in SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT
OBLIGATIONS"  ("SFAS  143"),  refers to a legal  obligation  to perform an asset retirement  activity  in which the  timing  and (or)  method of  settlement  are conditional  on a future  event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though  uncertainty  exists about the timing and (or) method of settlement.
Thus,  the timing and (or) method of settlement  may be  conditional on a future event. Accordingly,  an entity is required to recognize a liability for the fair value of a  conditional  asset  retirement  obligation  if the fair value of the liability  can be  reasonably  estimated.  The fair value of a liability for the
conditional   asset   retirement    obligation   should   be   recognized   when
incurred--generally  upon  acquisition,  construction,  or development  and (or)
through the normal operation of the asset. Uncertainty about the timing and (or)
method of settlement  of a conditional  asset  retirement  obligation  should be factored into the  measurement  of the  liability  when  sufficient  information exists. The adoption of FIN 47 had no material impact on our financial position, results of operations or cash flows.

         In June 2006, the FASB issued  Interpretation  No. 48,  "ACCOUNTING FOR
UNCERTAINTY  IN INCOME  TAXES-AN  INTERPRETATION  OF SFAS NO.  109" ("FIN  48"),
effective for fiscal years  beginning  after December 15, 2006;  however,  early adoption is  encouraged.  FIN 48 clarifies the  accounting  for  uncertainty  in income taxes  recognized in an enterprise's  financial  statements in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"). FIN 48 prescribes a recognition  threshold and measurement  attribute for the financial  statement recognition and measurement of a tax position taken or expected to be taken in a tax  return.  The  adoption  of FIN 48 will not have a  material  impact  on our financial position, results of operations, or cash flows.

         In December 2004, the FASB revised SFAS No. 123 through the issuance of
SFAS 123-R "SHARE-BASED  PAYMENTS" ("SFAS 123-R").  SFAS 123-R supersedes APB 25 and its related  implementation  guidance.  SFAS 123-R requires all  share-based payments  to  employees,  including  grants of  employee  stock  options,  to be recognized in the statement of operations  based on their fair value and vesting schedule.  However,  SFAS  123-R does not change  the  accounting  guidance  for share-based  payment  transactions with parties other than employees provided in
SFAS 123 as originally  issued and EITF Issue No. 96-18,  "ACCOUNTING FOR EQUITY
INSTRUMENTS  THAT ARE  ISSUED  TO OTHER  THAN  EMPLOYEES  FOR  ACQUIRING,  OR IN
CONJUNCTION  WITH SELLING,  GOODS OR SERVICES." We adopted SFAS 123-R  effective with the  fiscal  quarter  beginning  July 1,  2005 on a  "modified  prospective basis," and  accordingly,  pro forma  disclosure  of net income and earnings per share is no longer an alternative to recognition in the statement of operations.

         The  modified  prospective  application  applies  to new  awards and to awards  modified,  repurchased,  or cancelled on or after the effective  date of
July 1,  2005.  Additionally,  compensation  cost for the  portion of awards for which the requisite service has not been rendered that are outstanding as of the effective  date shall be recognized  as the requisite  service is rendered on or after the required  effective  date. The  compensation  cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either  recognition or pro forma  disclosures under SFAS 123. Changes to the grant-date  fair value of equity awards  granted  before the required  effective date of this Statement are precluded.  In addition,  the  compensation  cost for those earlier  awards shall be  attributed to periods  beginning on or after the required effective date of SFAS 123-R using the attribution method that was used under SFAS 123 except that the method of  recognizing  forfeitures  only as they occur shall not be continued.

            In  November  2005,  the FASB  issued  FSP FAS  123R-3,  "TRANSITION
ELECTION  RELATED  TO  ACCOUNTING  FOR THE TAX  EFFECTS OF  SHARE-BASED  PAYMENT
AWARDS",  to provide an alternate  transition  method for the  implementation of
SFAS 123.  Because some entities do not have,  and may not be able to re-create, information  about the net excess tax benefits that would have qualified as such had those entities adopted SFAS 123 for recognition purposes,  this FSP provides
an  elective  alternative   transition  method.  This  method  comprises  (a)  a
computational  component that establishes a beginning  balance of the additional paid-in  capital pool ("APIC pool") related to employee  compensation  and (b) a simplified  method  to  determine  the  subsequent  impact  on the APIC  pool of employee awards that are fully vested and outstanding  upon the adoption of SFAS
123-R.  We adopted the simplified  method set forth in this FSP to determine its
APIC pool.

         On July 1, 2003, we adopted EITF Issue No. 00-21, "REVENUE ARRANGEMENTS
WITH MULTIPLE DELIVERABLES" ("EITF 00-21"). EITF 00-21 addresses certain aspects of the  accounting  by a vendor for  arrangements  under  which the vendor  will
perform  multiple  revenue   generating   activities.   As  of  June  30,  2006,
approximately  70,000 of our customer  locations  utilized a plan agreement that provides for a fixed monthly payment to cover the use of a bulk CO2 system and a predetermined maximum quantity of CO2 ("budget plan"). Prior to July 1, 2003, as lessor,  we  recognized  revenue from leasing CO2 systems  under our budget plan agreements on a straight-line basis over the life of the related leases. We have developed a  methodology  for the purpose of separating  the  aggregate  revenue stream  between the rental of the equipment  and the sale of the CO2.  Effective
July  1,  2003,  revenue  attributable  to the  lease  of  equipment,  including equipment  leased under the budget plan,  is recorded on a  straight-line  basis over the term of the lease and  revenue  attributable  to the  supply of CO2 and other gases,  including  CO2 provided  under the budget plan,  is recorded  upon delivery to the customer.  See  "Critical  Accounting  Policies and  Significant
Estimates."

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

         In addition to capital  expenditures  related to  internal  growth,  we review opportunities to acquire bulk CO2 service accounts,  and may require cash in an  amount  dictated  by the scale  and  terms of any such  transactions.  On
October 1, 2004,  we  purchased  the bulk CO2 beverage  carbonation  business of privately-owned Pain Enterprises, Inc., of Bloomington,  Indiana, for total cash consideration  of $15.7 million.  The  transaction  involved the  acquisition of approximately  9,000 customer accounts,  including  approximately 6,300 tanks in service,  vehicles, parts, and supplies. On September 30, 2005, we purchased the beverage  carbonation  business  of Bay Area  Equipment  Co.,  Inc.,  for  total consideration  of $5.2 million.  The  transaction  involved the  acquisition  of approximately  2,500  customer  accounts,  including  1,000  tanks  in  service, vehicles,  parts,  and  supplies.  In addition,  on June 30, 2006, we acquired a portion of the beverage carbonation business of Coca-Cola  Enterprises Inc., for total  consideration  of $5.0 million.  The acquisition  involved  approximately
3,000 accounts, including 2,400 tanks in service.

LONG TERM DEBT

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

         On May 27, 2005, we terminated  the Senior Credit  Facility and entered into a $60.0 million  revolving credit facility with Bank of America,  N.A. (the
"2005 Credit  Facility").  The 2005 Credit Facility  matures on May 27, 2010. We are entitled to select  either Base Rate Loans (as defined) or  Eurodollar  Rate
Loans (as defined),  plus applicable margin, for principal  borrowings under the
2005 Credit  Facility.  Applicable  margin is  determined  by a pricing grid, as amended March 2006,  based on our  Consolidated  Leverage  Ratio (as defined) as follows:

            Pricing      Consolidated Leverage      Eurodollar Rate   Base Rate
             Level               Ratio                   Loans          Loans
            -------------------------------------------------------------------
               I      Greater than or equal to          2.000%          0.500%
                      2.50x

              II      Less than 2.50x but greater       1.750%          0.250%
                      than or equal to 2.00x

              III     Less than 2.00x but greater       1.500%          0.000%
                      than or equal to 1.50x

              IV      Less than 1.50x but greater       1.250%          0.000%
                      than or equal to 0.50x

               V      Less than 0.50x                   1.000%          0.000%

         Interest is payable  periodically  on borrowings  under the 2005 Credit
Facility. The 2005 Credit Facility is uncollateralized.  We are required to meet certain affirmative and negative covenants,  including financial  covenants.  We are required to assess our compliance with these  financial  covenants under the
2005 Credit Facility on a quarterly basis.  These financial  covenants are based on a  measure  that  is not  consistent  with  accounting  principles  generally accepted in the United  States of America.  Such measure is EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further  modified by certain defined  adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place us in default and cause the debt outstanding  under the 2005 Credit Agreement to immediately  become due and payable. We were in compliance with all covenants under the 2005 Credit Facility as of June 30, 2005 and through June 30, 2006.

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

         As of June 30, 2006, a total of $35.5 million was outstanding  pursuant to the 2005 Credit  Facility with a weighted  average  interest rate of 6.7% per annum.

SUBORDINATED DEBT

         On August 25, 2003,  concurrently with the closing of the Senior Credit
Facility,  we issued $30.0  million of our 16.3% Senior  Subordinated  Notes Due
February  27, 2009 (the "New  Notes") with  interest  only payable  quarterly in arrears  on  February  28,  May 31,  August  31 and  November  30 of each  year, commencing  November  30,  2003.  Interest  on the New  Notes  was 12% per annum payable  in cash and 4.3% per annum  payable  "in kind" by adding  the amount of such interest to the  principal  amount of the New Notes then  outstanding.  The weighted  average  effective  interest  rate of the  New  Notes,  including  the amortization of deferred financing costs and original issue discount,  was 18.0%
per annum.  Ten year warrants to purchase an aggregate of 425,000  shares of our common stock at an exercise  price of $8.79 per share were issued in  connection with the New Notes.  Utilizing the  Black-Scholes  Model, the warrants issued in connection with the New Notes were valued at $3.70 per warrant,  or an aggregate value  of  $1,573,000.  In  addition,  the  maturity  date of  665,403  existing warrants,  335,101 due to expire in 2004 and 330,302 due to expire in 2005,  was extended to February 2009,  resulting in additional value of $1.31 and $0.97 per warrant,  respectively,  or an  aggregate  value  of  $760,090.  At the  date of issuance,  in accordance with APB 14,  "ACCOUNTING FOR CONVERTIBLE DEBT AND DEBT
ISSUED WITH PURCHASE  WARRANTS,"  we allocated  proceeds of $27.7 million to the debt and $2.3 million to the warrants,  with the resulting  discount on the debt referred to as the Original  Issue  Discount.  The Original  Issue  Discount was
being  amortized  as  interest  expense  over the life of the debt.  As with the
Senior  Credit  Facility,  we were  required  to meet  certain  affirmative  and negative  covenants under the New Notes,  including but not limited to financial covenants.  We were in compliance  with all covenants  under the New Notes as of
September 30, 2003 and all  subsequent  quarters up to and  including  March 31,
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

OTHER

         During the  fiscal  year ended June 30,  2006,  our  capital  resources included cash flows from operations and available  borrowing  capacity under the
2005 Credit  Facility.  We believe that cash flows from operations and available borrowings  under the 2005 Credit  Facility  will be sufficient to fund proposed operations for at least the next twelve months.

         The table below sets forth our contractual obligations (in thousands):

                                         Less than
Contractual obligations         Total      1 Year     2-3 Years   4-5 Years  Thereafter
                                -----      ------     ---------   ---------  ----------
2005 Credit Facility
   Principal                   $35,450     $  --       $  --       $35,450     $  --
   Interest                      9,025       2,304       4,609       2,112        --
                               -------     -------     -------     -------     -------
Total 2005 Credit Facility      44,475       2,304       4,609      37,562        --
                               -------     -------     -------     -------     -------

Employment agreements            2,299       1,195       1,064          40        --
Operating leases                18,016       5,529       8,322       4,045         120
                               -------     -------     -------     -------     -------
Total obligations              $64,790     $ 9,028     $13,995     $41,647     $   120
                               =======     =======     =======     =======     =======

         In  addition,  in May  1997,  we  entered  into an  exclusive  bulk CO2 requirements contract with The BOC Group, Inc., which expires in April 2012.

         WORKING  CAPITAL.  As of June 30, 2006 and 2005, we had working capital of $16.7 million and $11.2 million, respectively.

         CASH FLOWS FROM  INVESTING  ACTIVITIES.  During 2005 and 2006, net cash used in investing activities was $41.7 million and $38.8 million,  respectively.
Investing  activities in 2006 included $4.7 million paid for the  acquisition of the beverage  carbonation  business of Bay Area Equipment Co., Inc. ("BAE"), and related acquisition expenses on September 30, 2005 and $5.0 million paid for the acquisition  of a portion of the  beverage  carbonation  business  of  Coca-Cola
Enterprises  Inc.,  ("CCE") and related  acquisition  expenses on June 30, 2006.
Investing  activities in 2004 included $15.7 million paid for the acquisition of the bulk CO2 beverage  carbonation  business of Pain Enterprises,  Inc. ("Pain")
and related acquisition expenses. Exclusive of acquisition purchases,  investing activities  are primarily  attributable  to the  acquisition,  installation  and direct placement costs of bulk CO2 systems.

         CASH FLOWS FROM FINANCING  ACTIVITIES.  During 2006 cash flows provided by  financing  activities  was $7.5  million,  compared to $9.6 million in 2005.
During 2006, we borrowed $9.7 million to fund the purchase of BAE and CCE and in
2005 we borrowed approximately $13.0 million to fund the Pain transaction,  much of which was repaid from cash generated by operations.

         During fiscal 2005, concurrent with the acquisition of Pain, the B Term
Loan of our Senior  Credit  Facility was  increased by $13.0  million from $10.0 million to $23.0  million.  In addition,  on March 30, 2005,  we sold  2,041,713 shares of our common  stock in an  underwritten  public  offering.  Based on the public  offering  price of $24.17  per share  and after  deducting  underwriting discounts and commissions,  net proceeds were  approximately  $46.6 million.  On
March 31, 2005, we reduced the outstanding principal amount of the Senior Credit
Facility by $11.2  million  and on April 4, 2005,  we used  approximately  $34.3 million of the net proceeds from the offering to redeem all of the New Notes.

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

         As of June 30, 2006,  we operated a total of 347  specialized  bulk CO2 delivery  vehicles and technical  service vehicles that logged  approximately 14 million miles in fiscal 2006. While significant  increases in fuel prices impact our operating costs,  such impact is largely offset by fuel surcharges billed to the majority of our customers.

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

REVENUE RECOGNITION

         Effective July 1, 2003, revenue attributable to the lease of equipment, including  equipment leased under the budget plan, is recorded on a staight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gasses, including CO2 provided under the budget plan, is recorded upon delivery to the customer.  Under the budget plan,  customers are billed an equal monthly  amount  which  includes  CO2 up to an annual  allowance.  The  contract arrangement  for budget plan  customers is analogous to a "take-or pay" contract as defined  in SFAS No. 47 as the  budget  plan  purchaser  must make  specified minimum payments even if it does not take delivery of the contracted products or services. Each budget plan customer has a maximum CO2 allowance that is measured and reset on the contract anniversary date. On the contract anniversary date, we record  revenue in excess of actual  deliveries of CO2 for budget plan customers that have not used their entire  annual CO2  allowance  equal to the  difference between their annual CO2 allowance and actual CO2 delivered.

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

         Certain events may occur that would materially affect our estimates and assumptions  related  to  depreciation.  Unforeseen  changes  in  operations  or technology could  substantially  alter  management's  assumptions  regarding our ability  to  realize  the  return of our  investment  in  operating  assets  and therefore  affect the amount of  depreciation  expense  to charge  against  both current  and future  revenues.  Because  depreciation  expense is a function  of historical  experiences,  analytical studies and professional  judgments made of property,  plant and  equipment,  subsequent  studies  could result in different estimates of useful lives and net salvage values. If future depreciation studies yield  results  indicating  that our assets  have  shorter  lives as a result of obsolescence,  physical  condition,  changes  in  technology  or  changes in net salvage values, the estimate of depreciation  expense could increase.  Likewise, if studies  indicate that assets have longer lives, the estimate of depreciation expense could decrease.  For the year ended June 30, 2006,  depreciation expense was $15.3 million  representing  15.9% of operating  expenses.  If the estimated lives of all assets being  depreciated were increased by one year,  depreciation expense would have decreased by approximately $1.0 million or 6.5%.  Conversely, if the estimated lives of all assets decreased by one year, depreciation expense would have increased by $1.2 million or 7.5%.

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

         However,  as of June 30, 2005,  after  consideration  of all  available positive  and  negative  evidence,  we  concluded  that the  deferred  tax asset relating to our net operating  loss  carryforwards  will more likely than not be realized in the future.  Thus, the entire  valuation  allowance was reversed and reported as a component of the fiscal 2005 income tax provision.  In considering whether or not a valuation  allowance was appropriate at June 30, 2006 and 2005, we  considered  several  aspects,  including,  but not limited to the  following items:

       o Cumulative  pretax  book  income  during the three years ended June 30,
         2006 and 2005

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

         In order to  utilize  the  entire  deferred  tax asset  will we need to generate  taxable income of approximately  $111 million.  As of June 30, 2006 we evaluated  and will  continue to evaluate  whether or not our net  deferred  tax assets will be fully realized prior to expiration.  Should it become more likely than  not that all or a  portion  of the net  deferred  tax  assets  will not be realized a valuation allowance will be recorded.

7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As discussed under  "Management's  Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources" above, as of June 30, 2006, a total of $35.5 million was outstanding under the 2005 Credit
Facility with a weighted  average  interest  rate of 6.7% per annum.  Based upon
$35.5 million  outstanding  under the 2005 Credit Facility at June 30, 2006, our annual  interest  cost under the 2005  Credit  Facility  would  increase by $0.4 million for each 1% increase in Eurodollar interest rates.

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

         MANAGEMENT'S   ANNUAL  REPORT  ON  INTERNAL   CONTROL  OVER   FINANCIAL
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

         The  Company's   management  has  assessed  the  effectiveness  of  the
Company's  internal  control over  financial  reporting as of June 30, 2006.  In making  this  assessment,  the  Company  used  the  criteria  of the  Integrated
Framework  adopted by the Committee of Sponsoring  Organizations of the Treadway
Commission (COSO). These criteria are in the areas of control environment,  risk assessment,  control  activities,  information and communication and monitoring.
The Company's assessment included extensive documenting,  evaluating and testing the design and operating  effectiveness  of its internal  control over financial reporting.

         Based on the Company's  processes and assessment,  as described  above, management  has  concluded  that, as of June 30, 2006,  the  Company's  internal control over financial reporting was effective.

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

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 is incorporated by reference to our definitive  proxy  statement  to be filed with the SEC no later than October 30,
2006 pursuant to Regulation 14A.

11.      EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated by reference to our definitive  proxy  statement  to be filed with the SEC no later than October 30,
2006 pursuant to Regulation 14A.

12.      SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT  AND
         RELATED STOCKHOLDER MATTERS.

         The information required by Item 12 is incorporated by reference to our definitive  proxy  statement  to be filed with the SEC no later than October 30,
2006 pursuant to Regulation 14A.

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is incorporated by reference to our definitive  proxy  statement  to be filed with the SEC no later than October 30,
2006 pursuant to Regulation 14A.

14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by Item 14 is incorporated by reference to our definitive  proxy  statement  to be filed with the SEC no later than October 30,
2006 pursuant to Regulation 14A.

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
                              Incorporation  of the Company,  dated  November 1,
                              2001. (5)

         3.6          --      Articles   of   Amendment   to  the   Articles  of
                              Incorporation  of the  Company,  dated  March  31,
                              2003. (9)

         3.7          --      Articles   of   Amendment   to  the   Articles  of
                              Incorporation  of the Company,  dated December 10,
                              2003. (10)

         3.8          --      Bylaws of the Company. (10)

         4            --      Rights  Agreement,  dated  as of March  27,  2003,
                              between the Company and Continental Stock Transfer
                              & Trust Company, as Rights Agent. (8)

         10.1*        --      1995 Stock Option Plan of the Company. (10)

         10.2*        --      Directors' Stock Option Plan of the Company. (11)

         10.3*        --      2005 Executive Management Stock Option Plan of the
                              Company. (16)

         10.4*        --      2005  Non-Employee  Directors Stock Option Plan of
                              the Company. (16)

         10.5*        --      2005  Employee  Stock  Option Plan of the Company.
                              (16)

         10.6         --      Credit  Agreement dated as of May 27, 2005,  among
                              the  Company,  each lender from time to time party
                              thereto   and   Bank   of   America,    N.A.,   as
                              Administrative  Agent,  Swing Line  Lender and L/C
                              Issuer. (12)

         10.7         --      First  Amendment to Credit  Agreement  dated as of
                              March 24, 2006. (17)

         10.8         --      Asset Purchase Agreement dated October 1, 2004, by
                              and between the Company and Pain Enterprises, Inc.
                              (13)

         10.9         --      Stock Purchase  Agreement,  dated as of August 22,
                              2002,   by  and   between   the  Company  and  the
                              purchasers named therein. (7)

         10.10        --      Registration  Right Agreement,  dated as of August
                              22,  2002,  by and  between  the  Company  and the
                              selling shareholders named therein. (6)

         10.11*       --      Amended and Restated Employment  Agreement between
                              the Company and Michael  DeDomenico,  effective as
                              of August 10, 2004. (11)

         10.12*       --      Employment   Agreement  between  the  Company  and
                              William Scott Wade, dated as of May 13, 2002. (7)

         10.13*       --      Amendment  dated  December  9, 2004 to  Employment
                              Agreement  by and  between the Company and William
                              Scott Wade. (14)

         10.14*       --      Amendment   No.  2  dated   January  23,  2006  to
                              Employment  Agreement  by and  between the Company
                              and William Scott Wade. (18)

         10.15*       --      Employment   Agreement  between  the  Company  and
                              Robert R.  Galvin,  dated as of October 21,  2002.
                              (9)

         10.16*       --      Amendment  dated  December  9, 2004 to  Employment
                              Agreement by and between the Company and Robert R.
                              Galvin. (14)

         10.17*       --      Amendment   No.  2  dated   January  23,  2006  to
                              Employment  Agreement  by and  between the Company
                              and Robert R. Galvin. (18)

         10.18*       --      Letter  Agreement  dated  December  9, 2004 by and
                              between the Company and Eric M. Wechsler. (14)

         10.19*       --      Employment  Agreement between the Company and John
                              E. Wilson, dated as of June 6, 2005. (15)

         10.20*       --      Stock  Option  Agreement  between  the Company and
                              Robert L. Frome dated March 21, 2003. (9)

         10.21*       --      Stock  Option  Agreement  between  the Company and
                              Daniel Raynor dated March 21, 2003. (9)

         10.22*       --      Stock  Option  Agreement  between  the Company and
                              Robert L. Frome dated March 21, 2003. (9)

         10.23*       --      Stock  Option  Agreement  between  the Company and
                              Daniel Raynor dated March 21, 2003. (9)

         10.24*       --      Stock  Option  Agreement  between  the Company and
                              Daniel Raynor dated September 11, 2003. (11)

         10.25*       --      Stock  Option  Agreement  between  the Company and
                              Robert L. Frome dated September 11, 2003. (11)

         10.26*       --      Stock Option Agreement  between the Company and J.
                              Robert Vipond dated April 5, 2004. (11)

         10.27*       --      Stock Option Agreement  between the Company and J.
                              Robert Vipond dated December 19, 2005. (1)

         10.28*       --      Stock Option Agreement  between the Company and J.
                              Robert Vipond dated December 19, 2005. (1)

         10.29*       --      Stock  Option  Agreement  between  the Company and
                              Daniel Raynor dated December 19, 2005. (1)

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
         2004.

  (14)   Incorporated  by reference to the Company's  Form 8-K dated December 8,
         2004.

  (15)   Incorporated by reference to the Company's Form 8-K dated June 6, 2005.

  (16)   Incorporated  by reference to the Company's  Form 8-K dated December 7,
         2005.

  (17)   Incorporated  by  reference to the  Company's  Form 8-K dated March 24,
         2006.

  (18)   Incorporated  by reference to the Company's  From 8-K dated January 23,
         2006.

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      NUCO2 INC.

Dated:  September 13, 2006                            /s/ Michael E. DeDomenico
                                                      --------------------------
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

 /s/ Michael E. DeDomenico       Director,                   September 13, 2006
 ---------------------------     Chief Executive Officer
 Michael E. DeDomenico

 /s/ Robert L. Frome             Director                    September 13, 2006
 ---------------------------
 Robert L. Frome

 /s/ Steven J. Landwehr          Director                    September 13, 2006
 ---------------------------
 Steven J. Landwehr

 /s/ Daniel Raynor               Director                    September 13, 2006
 ---------------------------
 Daniel Raynor

 /s/ J. Robert Vipond            Director                    September 13, 2006
 ---------------------------
 J. Robert Vipond

 /s/ Christopher White           Director                    September 13, 2006
 ---------------------------
 Christopher White

 /s/ Robert R. Galvin            Chief Financial Officer     September 13, 2006
 ---------------------------
 Robert R. Galvin

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
                                   NUCO2 INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM................     F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
      CONTROLS.........................................................     F-3

FINANCIAL STATEMENTS:

      BALANCE SHEETS AS OF JUNE 30, 2006 AND 2005......................     F-4

      STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 30,
      2006, 2005 AND 2004      ........................................     F-5

      STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED
      JUNE 30, 2006, 2005 AND 2004.....................................     F-6

      STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JUNE 30,
      2006, 2005 AND 2004      ........................................     F-8

NOTES TO FINANCIAL STATEMENTS..........................................     F-10

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS
      ENDED JUNE 30, 2006, 2005 AND 2004...............................     F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NuCO2 Inc.
Stuart, Florida

We have  audited the  accompanying  balance  sheets of NuCO2 Inc. as of June 30,
2006 and 2005, and the related  statements of operations,  shareholders'  equity and cash flows for each of the three years in the period ended June 30, 2006. We have also audited the financial  statement  schedule listed in the  accompanying index.  These financial  statements and schedule are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements and schedule based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of NuCO2 Inc. as of June 30, 2006 and 2005,  and the results of its  operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted  accounting  principles.  Also, in our opinion,  the related  financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the financial statements,  effective July 1, 2005, the
Company  changed  its method of  accounting  for stock based  compensation  as a result of the adoption of Statement of Financial  Accounting  Standards  No. 123
(revised  2004),  "Share-Based  Payment."  Also  as  discussed  in Note 1 to the financial statements,  effective July 1, 2003, the Company changed the manner in which it accounts for multiple  deliverable revenue  arrangements as a result of the adoption of Emerging Issues Task Force Issue No. 00-21.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK ISSUED BY THE COMMITTEE OF
SPONSORING  ORGANIZATIONS OF THE TREADWAY COMMISSION and our report dated August
16, 2006 expressed an unqualified opinion thereon.

                                                     MARGOLIN, WINER & EVENS LLP

Garden City, New York
August 16, 2006

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS

To the Board of Directors and Shareholders
NuCO2 Inc.
Stuart, Florida

We  have  audited   management's   assessment,   included  in  the  accompanying
Management's  Report on Internal Controls over Financial  Reporting,  that NuCO2
Inc.  maintained  effective internal control over financial reporting as of June
30,  2006,  based  on  criteria  established  in  INTERNAL   CONTROL--INTEGRATED
FRAMEWORK  ISSUED BY THE COMMITTEE OF SPONSORING  ORGANIZATIONS  OF THE TREADWAY
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

In our opinion,  management's  assessment that NuCO2 Inc.  maintained  effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, NuCO2
Inc.  maintained,  in all material  respects,  effective  internal  control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the balance sheet of NuCO2 Inc. as of June 30, 2006, and the related statements of operations, shareholders' equity and cash  flows for the year then  ended and our report  dated  August 16,  2006 expressed an unqualified opinion thereon.

                                                     MARGOLIN, WINER & EVENS LLP

Garden City, New York
August 16, 2006

                                           NUCO2 INC.
                                         BALANCE SHEETS
                              (In thousands, except share amounts)

                                             ASSETS
                                             ------
                                                                                JUNE 30,
                                                                       -----------------------
                                                                         2006           2005
                                                                         ----           ----
Current assets:
   Cash and cash equivalents                                           $     341     $     968
   Trade accounts receivable; net of allowance for doubtful
      accounts of $2,538 and $1,850, respectively                         12,955         8,568
   Inventories                                                               302           259
   Prepaid insurance expense and deposits                                  5,846         1,281
   Prepaid expenses and other current assets                               1,465           854
   Deferred tax assets - current portion                                   8,598         7,596
                                                                       ---------     ---------
      Total current assets                                                29,507        19,526
                                                                       ---------     ---------

Property and equipment, net                                              119,603       104,787
                                                                       ---------     ---------

Other assets:
   Goodwill, net                                                          25,794        22,094
   Deferred financing costs, net                                             333           402
   Customer lists, net                                                     8,372         5,760
   Non-competition agreements, net                                         1,181           836
   Deferred lease acquisition costs, net                                   5,225         4,429
   Deferred tax assets                                                     8,807        15,123
   Other assets - noncurrent                                                 185           175
                                                                       ---------     ---------
                                                                          49,897        48,819
                                                                       ---------     ---------
      Total assets                                                     $ 199,007     $ 173,132
                                                                       =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accounts payable                                                    $   6,883     $   5,178
   Accrued expenses                                                        1,208           608
   Accrued insurance                                                       3,543           596
   Accrued interest                                                          165           112
   Accrued payroll                                                           652         1,464
   Other current liabilities                                                 377           366
                                                                       ---------     ---------
      Total current liabilities                                           12,828         8,324

Long-term debt                                                            35,450        32,000
Customer deposits                                                          3,805         3,624
                                                                       ---------     ---------
      Total liabilities                                                   52,083        43,948
                                                                       ---------     ---------

Shareholders' equity:
   Common stock; par value $.001 per share; 30,000,000 shares authorized; issued 15,654,042 shares at June 30, 2006 and
      15,300,905 shares at June 30, 2005                                      16            15
   Additional paid-in capital                                            166,617       159,040
   Less treasury stock at cost; 8,500 shares at June 30, 2006
      and 0 shares at June 30, 2005                                         (235)         --

   Accumulated deficit                                                   (19,765)      (30,113)
   Accumulated other comprehensive income                                    291           242
                                                                       ---------     ---------
      Total shareholders' equity                                         146,924       129,184
                                                                       ---------     ---------
        Total liabilities and shareholders' equity                     $ 199,007     $ 173,132
                                                                       =========     =========

See accompanying notes to financial statements.

                                                  NUCO2 INC.
                                           STATEMENTS OF OPERATIONS
                                   (In thousands, except per share amounts)

                                                                        Fiscal Year Ended June 30,
                                                             -----------------------------------------------
                                                               2006               2005*             2004*
                                                               ----               -----             -----
Revenues:
      Product sales                                          $  75,959          $  60,518          $  49,115
      Equipment rentals                                         40,237             36,822             31,721
                                                             ---------          ---------          ---------
Total revenues                                                 116,196             97,340             80,836
                                                             ---------          ---------          ---------

Costs and expenses:
      Cost of products sold, excluding depreciation
           and amortization                                     49,397             41,278             33,883
      Cost of equipment rentals, excluding depreciation
           and amortization                                      3,086              2,391              2,345
      Selling, general and administrative expenses              24,146             17,020             15,722
      Depreciation and amortization                             18,333             16,484             15,234
      Loss on asset disposal                                     1,733              1,332              1,242
                                                             ---------          ---------          ---------
                                                                96,695             78,505             68,426
                                                             ---------          ---------          ---------

Operating income                                                19,501             18,835             12,410

Loss on early extinguishment of debt                              --                5,817              1,964
Unrealized (gain) loss on financial instrument                    (177)              --                  177
Interest expense                                                 1,989              6,985              7,947
                                                             ---------          ---------          ---------

Income before income taxes                                      17,689              6,033              2,322
Provision for (benefit from) income taxes                        7,341            (19,558)               142
                                                             ---------          ---------          ---------
Net income                                                   $  10,348          $  25,591          $   2,180
                                                             =========          =========          =========

Weighted average number of common and common
  equivalent shares outstanding
      Basic                                                     15,427             12,808             10,689
                                                             =========          =========          =========
      Diluted                                                   15,997             14,295             11,822
                                                             =========          =========          =========

Net income per basic share                                   $    0.67          $    1.98          $    0.13
                                                             =========          =========          =========
Net income per diluted share                                 $    0.65          $    1.79          $    0.12
                                                             =========          =========          =========

See accompanying notes to financial statements.
*Restated to conform to current year presentatiion.

                                                     NUCO2 INC.
                                         STATEMENTS OF SHAREHOLDERS' EQUITY
                                        (In thousands, except share amounts)

                                                      Common Stock Issued     Additional         Treasury Stock
                                                    -----------------------    Paid-In      -----------------------
                                                      Shares      Amount       Capital        Shares      Amount
                                                      ------      ------       -------        ------      ------

Balance, June 30, 2003                              10,633,405   $       11   $   92,938          --     $     --
Comprehensive income:
        Net income                                        --           --           --            --           --
        Other comprehensive income:
             Interest rate swap transaction,
including reclassification adjustment of $86              --           --           --            --           --
Total comprehensive income
Redeemable preferred stock dividend                       --           --           (763)         --           --
Issuance of 425,000 warrants to purchase
        shares of common stock                            --           --          1,573          --           --
Extension of 665,403 warrants to purchase                 --           --
        shares of common stock                            --           --            760          --           --
Issuance of 107,331 shares of common stock -
      exercise of warrants warrants                    107,331         --            675          --           --
Issuance of 100,095 shares of common stock -
      exercise of options                              100,095         --          1,002          --           --
                                                    ----------   ----------   ----------    ----------   ----------
Balance, June 30, 2004                              10,840,831           11       96,185          --           --
Comprehensive income:
  Net income                                              --           --           --            --           --
  Other comprehensive (loss):
    Interest rate swap transaction                        --           --           --            --           --
Total comprehensive income
Conversion of 5,000 shares of Redeemable
        Preferred Stock                                754,982            1        7,006          --           --
Conversion of 2,500 shares of Redeemable
        Preferred Stock                                247,420         --          3,196          --           --
Issuance of 953,285 shares of common stock -
exercise of warrants                                   953,285            1          742          --           --
Issuance of 462,674 shares of common stock -
      exercise of options                              462,674         --          3,500          --           --
Tax effect of disqualifying dispositions -
      exercise of options                                 --           --          3,080          --           --
Issuance of 2,041,713 shares of common stock         2,041,713            2       45,513          --           --
Redeemable preferred stock dividend                       --           --           (182)         --           --
                                                    ----------   ----------   ----------    ----------   ----------
Balance, June 30, 2005                              15,300,905           15      159,040          --           --
Comprehensive income:                                     --
  Net income                                              --           --           --            --           --
  Other comprehensive income:
    Interest rate swap transaction (net of
      reclassification adjustment)                        --           --           --            --           --
Total comprehensive income                                --           --
Share-based compensation                                  --           --          3,298          --           --
Excess tax benefits from share-based arrangements         --           --          1,756          --           --
Issuance of 286,679 shares of common stock -
      exercise of options                              286,679            1        2,483          --           --
Purchase of treasury stock                                --           --            235         8,500         (235)
Issuance of 66,458 shares of common stock -
      exercise of warrants                              66,458         --           --            --           --
Additional costs related to prior year stock
      issuance                                            --           --           (195)         --           --
                                                    ----------   ----------   ----------    ----------   ----------
Balance, June 30, 2006                              15,654,042   $       16   $  166,617         8,500   $     (235)
                                                    ----------   ----------   ----------    ----------   ----------

See accompanying notes to financial statements.

                                                       NUCO2 INC.
                                           STATEMENTS OF SHAREHOLDERS' EQUITY
                                          (In thousands, except share amounts)

                                                                                         Accumulated
                                                                                            Other            Total
                                                                         Accumulated    Comprehensive    Shareholders'
                                                                            Deficit     Income (Loss)       Equity
                                                                            -------     -------------       ------

Balance, June 30, 2003                                                    $  (57,884)        $ (129)       $  34,936
Comprehensive income:
     Net income                                                                2,180           --              2,180
     Other comprehensive income:
       Interest rate swap transaction, including
         reclassification adjustment of $86                                     --              393              393
                                                                                                           ---------
Total comprehensive income                                                                                     2,573
Redeemable preferred stock dividend                                             --             --               (763)
Issuance of 425,000 warrants to purchase shares of common stock                 --             --              1,573
Extension of 665,403 warrants to purchase shares of common stock                --             --                760
Issuance of 107,331 shares of common stock -- exercise of warrants              --             --                675
Issuance of 100,095 shares of common stock -- exercise of options               --             --              1,002
                                                                          ----------         ------        ---------
Balance, June 30, 2004                                                       (55,704)           264           40,756
Comprehensive income:
  Net income                                                                  25,591           --             25,591
  Other comprehensive (loss):
    Interest rate swap transaction                                              --              (22)             (22)
                                                                                                           ---------
Total comprehensive income                                                                                    25,569
Conversion of 5,000 shares of Redeemable
Preferred Stock                                                                 --             --              7,007
Conversion of 2,500 shares of Redeemable
Preferred Stock                                                                 --             --              3,196
Issuance of 953,285 shares of common stock - exercise of warrants               --             --                743
Issuance of 462,674 shares of common stock - exercise of options                --             --              3,500
Tax effect of disqualifying dispositions -- exercise of options                 --             --              3,080
Issuance of 2,041,713 shares of common stock                                    --             --             45,515
Redeemable preferred stock dividend                                             --             --               (182)
                                                                          ----------         ------        ---------
Balance, June 30, 2005                                                       (30,113)           242          129,184
Comprehensive income:
  Net income                                                                  10,348           --             10,348
  Other comprehensive income:
    Interest rate swap transaction (net of reclass adjustment)                  --               49               49
                                                                                                           ---------
Total comprehensive income                                                                                    10,397
Share-based compensation                                                        --             --              3,298
Excess tax benefits from share-based arrangements                               --             --              1,756
Issuance of 286,679 shares of common stock - exercise of options                --             --              2,484
Purchase of treasury stock                                                      --             --               --
Issuance of 66,458 shares of common stock - exercise of warrants                --             --               --
Additional costs related to prior year stock issuance                           --             --               (195)
                                                                          ----------         ------        ---------
Balance, June 30, 2006                                                    $  (19,765)        $  291        $ 146,924
                                                                          ==========         ======        =========

See accompanying notes to financial statements.

                                                    NUCO2 INC.
                                             STATEMENTS OF CASH FLOWS
                                                  (In thousands)

                                                                                  Year Ended June 30,
                                                                                  -------------------
                                                                         2006             2005             2004
                                                                         ----             ----             ----

Cash flows from operating activities:
Net income                                                             $ 10,348         $ 25,591         $  2,180
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization of property and equipment          15,344           13,751           13,255
        Amortization of other assets                                      2,989            2,733            1,979
        Amortization of original issue discount                            --                318              406
        Paid-in-kind interest                                              --              1,014            1,107
        Loss on asset disposal                                            1,733            1,332            1,242
        Loss on early extinguishment of debt                               --              5,817            1,964
        Change in net deferred tax asset                                  7,070          (19,638)            --
        Share-based compensation                                          3,298             --               --
        Excess tax benefits from share-based arrangements                (1,756)            --               --
        Unrealized (gain) loss on financial instrument                     (177)            --                177
        Changes in operating assets and liabilities:
           Decrease (increase) in:
             Trade accounts receivable                                   (4,388)          (2,427)              76
             Inventories                                                    (44)             (33)             (16)
             Prepaid insurance expense and deposits                      (1,566)             912           (1,119)
             Prepaid expenses and other current assets                     (385)            (191)            (188)
           Increase (decrease) in:
             Accounts payable                                             1,705              599              483
             Accrued expenses                                                24              201              229
             Accrued insurance                                              (53)             166             (155)
             Accrued payroll                                               (812)            (566)             381
             Accrued interest                                                53             (328)            (413)
             Other current liabilities                                       12               23               13
             Customer deposits                                              183              377               56
                                                                       --------         --------         --------

           Net cash provided by operating activities                     33,578           29,651           21,657
                                                                       --------         --------         --------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment                         --               --                  1
  Purchase of property and equipment                                    (29,776)         (19,371)         (14,962)
  Increase in deferred lease acquisition costs                           (2,352)          (2,244)          (1,624)
  Acquisition of businesses                                              (9,543)         (17,172)            --
  Decrease (increase) in other assets                                       (11)               6              (10)
                                                                       --------         --------         --------

           Net cash used in investing activities                       $(41,682)        $(38,781)        $(16,595)
                                                                       --------         --------         --------

See accompanying notes to financial statements.

                                                     NUCO2 INC.
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)
                                                    (Continued)

                                                                                   Year Ended June 30,
                                                                                   -------------------
                                                                         2006             2005             2004
                                                                         ----             ----             ----
Cash flows from financing activities:
  Net proceeds from issuance of long-term debt
     and subordinated debt and warrants                                $ 20,850         $ 59,350         $ 74,150
  Repayment of long-term debt and subordinated debt                     (17,400)         (98,281)         (78,094)
  Proceeds from issuance of common stock                                   --             46,632             --
  Issuance costs - common stock                                            (195)          (1,117)            --
  Increase in deferred financing costs                                      (18)          (1,234)          (2,745)
  Exercise of options and warrants                                        2,484            4,243            1,677
  Excess tax benefits for share-based arrangements                        1,756             --               --
                                                                       --------         --------         --------

           Net cash provided by (used in) financing activities            7,477            9,593           (5,012)
                                                                       --------         --------         --------

Increase (decrease) in cash and cash equivalents                           (627)             463               50
Cash and cash equivalents, beginning of year                                968              505              455
                                                                       --------         --------         --------

Cash and cash equivalents, end of year                                 $    341         $    968         $    505
                                                                       ========         ========         ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:

     Interest                                                          $  1,936         $  5,981         $  6,760
                                                                       ========         ========         ========

     Income taxes                                                      $    473         $    125         $     80
                                                                       ========         ========         ========

Supplemental disclosure of non-cash investing and financing activities:

          During the fiscal year ended June 30,  2006,  a certain  officer  exercised  stock  options in a non-cash transaction.  The officer  surrendered  8,500  shares of  previously  acquired  common stock in exchange for 34,881 shares. The Company has recorded $235, the market value of the surrendered shares, as treasury stock.

          In 2006, 2005 and 2004, the Company  increased the carrying  amount of the redeemable  preferred stock by
$0, $182, and $763,  respectively,  for dividends that were not paid and  accordingly  reduced  additional  paid-in capital by a like amount.

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

         (e)      GOODWILL AND OTHER INTANGIBLE ASSETS

                  Goodwill,   net  of   accumulated   amortization   of  $5,006,
represents the cost in excess of the fair value of the tangible and identifiable intangible  net assets of businesses  acquired and,  prior to July 1, 2001,  was amortized on a straight-line  method over 20 years.  Effective July 1, 2001, the
Company adopted Statement of Financial  Accounting  Standards No. 142, "GOODWILL
AND OTHER INTANGIBLE  ASSETS,"  pursuant to which,  goodwill and indefinite life intangible  assets are no longer amortized but are subject to annual  impairment tests.  Other intangible  assets with finite lives continue to be amortized on a straight-line  method over the periods of expected benefit.  The Company's other intangible  assets  consist of customer  lists and  non-competition  agreements, principally  acquired in 1995 through  1998 and 2005 through 2006 in  connection with  certain  asset  acquisitions.  Customer  lists  are being  amortized  on a straight-line  method over five to ten years,  and  non-competition  agreements, which  generally  preclude the other party from  competing with the Company in a designated geographical area for a stated period of time, are being amortized on a straight-line  method over their  contractual lives which range from thirty to one  hundred  and twenty  months.  Non-competition  agreements  also  include an agreement  entered into in January 2001,  for $480,  with the  Company's  former
Chief Executive Officer and Chairman of the Board of Directors,  precluding this former officer from competing with the Company for a period of five years.

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

         (g)      DEFERRED FINANCING COST, NET

                  Financing costs are amortized on a  straight-line  method over the term of the related  indebtedness.  Accumulated  amortization  of  financing costs was $101 and $14 at June 30, 2006 and 2005, respectively.

         (h)      DEFERRED LEASE ACQUISITION COSTS, NET

                  Deferred lease acquisition  costs, net, consist of commissions associated  with the  acquisition  of new  leases and lease  renewals  are being amortized over the life of the related leases,  generally five to six years on a straight-line  method.  Accumulated  amortization of deferred lease  acquisition costs was $7,855 and $6,826 at June 30, 2006 and 2005, respectively.  Upon early service termination, the unamortized portion of deferred lease acquisition costs are expensed as a component of operating expenses.

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
As of June 30, 2006,  approximately  70,000 of the Company's  customer locations utilized this plan.  Prior to July 1, 2003, the Company,  as lessor,  recognized revenue  from  leasing  CO2  systems  under  its  budget  plan  agreements  on a straight-line basis over the life of the related leases. The Company developed a methodology  for the purpose of separating the aggregate  revenue stream between the rental of the  equipment  and the sale of the CO2.  Effective  July 1, 2003, revenue attributable to the lease of equipment, including equipment leased under the budget plan, is recorded on a straight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gases,  including  CO2 provided under the budget plan, is recorded upon delivery to the customer.

                  Under the budget plan,  customers  are billed an equal monthly amount which includes CO2 up to an annual  allowance.  The contract  arrangement for budget plan customers is analogous to a "take-or pay" contract as defined in
SFAS No. 47, "DISCLOSURE OF LONG-TERM  OBLIGATIONS" as the budget plan purchaser must make  specified  minimum  payments even if it does not take delivery of the contracted  products or  services.  Each budget plan  customer has a maximum CO2 allowance  that is measured and reset on the contract  anniversary  date. On the contract  anniversary  date,  the  Company  records  revenue in excess of actual deliveries  of CO2 for budget  plan  customers  that have not used their  entire annual CO2 allowance equal to the difference  between their annual CO2 allowance and actual CO2 delivered.

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                  Because of the large number of customers under the budget plan and the fact that the anniversary dates for determining  maximum  quantities are spread  throughout  the year,  the  Company's  methodology  involves  the use of estimates and assumptions to separate the aggregate  revenue stream derived from equipment  rentals  to  budget  plan  customers,  and  also to  approximate  the recognition  of revenue from CO2 sales to budget plan  customers  upon delivery.
The Company  believes that the adoption of EITF 00-21 has the most impact on the recognition  of revenue on a quarterly  basis as CO2 usage  fluctuates  during a fiscal year based on factors such as weather, and traditional summer and holiday periods.  However,  over a twelve-month  period,  the Company  believes that the effect is less significant as seasonal variations are largely eliminated and CO2 allowances under budget plan agreements are measured and reset annually.

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

         (k)      NET INCOME PER COMMON SHARE

                  Net income per common share is presented  in  accordance  with
SFAS No. 128,  "EARNINGS PER SHARE." Basic earnings per common share is computed using the  weighted  average  number of common  shares  outstanding  during  the period.  Diluted  earnings per common share  incorporate the incremental  shares issuable  upon the assumed  exercise of stock options and warrants to the extent they are not anti-dilutive.

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

         (m)      EMPLOYEE BENEFIT PLAN

                  On June 1, 1996, the Company  adopted a deferred  compensation plan  under  Section  401(k) of the  Internal  Revenue  Code,  which  covers all eligible  employees.  Under the provisions of the plan,  eligible  employees may defer a percentage of their compensation subject to the Internal Revenue Service limits.  Contributions  to the plan are made by  employees  and  matched  at the
Company's  discretion,  up to a maximum of 1% of employee's wages. For the years ended June 30, 2006,  2005 and 2004, the Company  contributed  $110, $94 and $0, respectively.

         (n)      STOCK-BASED COMPENSATION

                  Prior to July 1, 2005,  the Company  followed  the guidance of
SFAS No. 123,  "ACCOUNTING FOR  STOCK-BASED  COMPENSATION"  ("SFAS 123"),  which allowed an entity to continue to measure stock-based  compensation expense using the  intrinsic  value  accounting  method  prescribed  by APB  Opinion  No.  25,
"ACCOUNTING  FOR STOCK  ISSUED TO  EMPLOYEES"  ("APB  25") and to make pro forma disclosures  of net income  and  earnings  per share as if the fair value  based method of accounting had been applied.

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                  In December 2004,  the Financial  Accounting  Standards  Board
("FASB")  revised  SFAS 123  through  the  issuance  of SFAS 123R,  "SHARE-BASED
PAYMENTS" ("SFAS 123R"). The Company adopted SFAS 123R effective with the fiscal
quarter  beginning  July  1,  2005  on  a  "modified   prospective  basis,"  and
accordingly,  pro forma  disclosure of net income and earnings per share,  is no longer an alternative  to recognition in the statement of operations  after that date.  Accordingly,  no  stock-based  compensation  expense is  reflected in net income for the years  ended June 30,  2005 and 2004.  Pro forma  disclosure  for periods prior to the effective date is provided in Note 9(e).

         The  modified  prospective  application  applies  to new  awards and to awards  modified,  repurchased,  or cancelled on or after the effective  date of
July 1,  2005.  Additionally,  compensation  cost for the  portion of awards for which the requisite service has not been rendered that are outstanding as of the effective  date shall be recognized  as the requisite  service is rendered on or after the required  effective  date. The  compensation  cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either  recognition or pro forma  disclosures under SFAS 123. Changes to the grant-date  fair value of equity awards  granted  before the required  effective date of this Statement are precluded.  In addition,  the  compensation  cost for those earlier  awards shall be  attributed to periods  beginning on or after the required  effective date of SFAS 123R using the attribution method that was used under SFAS 123 except that the method of  recognizing  forfeitures  only as they occur shall not be continued.

         (o)      VENDOR REBATES

                  Pursuant to EITF 02-16, "ACCOUNTING BY A CUSTOMER (INCLUDING A
RESELLER)  FOR  CERTAIN  CONSIDERATION  RECEIVED  FROM A  VENDOR,"  the  Company
recognizes  rebates received from its suppliers of bulk CO2 tanks as a reduction of capitalizable  cost. The Company  received  rebates of $1,104,  $886 and $548 during the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

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

         (q)      RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued, SFAS No. 154, "ACCOUNTING FOR CHANGES AND
ERROR CORRECTIONS" ("SFAS 154") applies to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 replaces
APB Opinion No. 20, "ACCOUNTING CHANGES",  and SFAS No. 3, "REPORTING ACCOUNTING
CHANGES IN INTERIM FINANCIAL  STATEMENTS",  and changes the requirements for the accounting  for and  reporting  of a change in  accounting  principle.  SFAS 154 applies to all voluntary changes in accounting principle,  as well as to changes required  by an  accounting  pronouncement  in the  unusual  instance  that  the pronouncement does not include specific transition provisions. SFAS 154 provides guidance on the  accounting  for and reporting of  accounting  changes and error corrections. It establishes, unless impracticable,  retrospective application as the  required  method for  reporting  a change in  accounting  principle  in the absence  of  explicit  transition  requirements  specific  to the newly  adopted accounting  principle.  The adoption of SFAS 154 will not have a material impact on the Company's financial position, results of operations, or cash flows.

         In March 2005, the FASB issued  Interpretation  No. 47, "ACCOUNTING FOR
CONDITIONAL  ASSET RETIREMENT  OBLIGATIONS - AN  INTERPRETATION OF SFAS NO. 143"
("FIN  47"),  effective  no later  than the end of  fiscal  years  ending  after
December 15, 2005. This Interpretation clarifies that the term conditional asset retirement  obligation as used in SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT
OBLIGATIONS"  ("SFAS  143"),  refers to a legal  obligation  to perform an asset retirement  activity  in which the  timing  and (or)  method of  settlement  are conditional  on a future  event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though  uncertainty  exists about the timing and (or) method of settlement.
Thus,  the timing and (or) method of settlement  may be  conditional on a future event. Accordingly,  an entity is required to recognize a liability for the fair value of a  conditional  asset  retirement  obligation  if the fair value of the liability  can be  reasonably  estimated.  The fair value of a liability for the
conditional   asset   retirement    obligation   should   be   recognized   when
incurred--generally  upon  acquisition,  construction,  or development  and (or)
through the normal operation of the asset. Uncertainty about the timing and (or)
method of settlement  of a conditional  asset  retirement  obligation  should be factored into the  measurement  of the  liability  when  sufficient  information exists. The adoption of FIN 47 had no material impact on the Company's financial position, results of operations or cash flows.

         In June 2006, the FASB issued  Interpretation  No. 48,  "Accounting for
Uncertainty  in Income  Taxes-an  interpretation  of SFAS No.  109" ("FIN  48"), effective for fiscal years  beginning  after December 15, 2006. FIN 48 clarifies the accounting for  uncertainty  in income taxes  recognized in an  enterprise's financial  statements in accordance  with SFAS No. 109,  "Accounting  for Income
Taxes" ("SFAS 109").  FIN 48 prescribes a recognition  threshold and measurement attribute for the  financial  statement  recognition  and  measurement  of a tax position  taken or expected to be taken in a tax return.  The adoption of FIN 48 will not have a material impact on the Company's financial position,  results of operations, or cash flows.

         In December  2004,  the FASB  revised  SFAS 123 through the issuance of
SFAS 123R,  "SHARE-BASED  PAYMENT" ("SFAS 123R").  The Company adopted SFAS 123R effective  with  the  fiscal  quarter  beginning  July 1,  2005  on a  "modified prospective  basis," and  accordingly,  pro forma  disclosure  of net income and earnings per share,  is no longer an alternative to recognition in the statement of operations after that date. Accordingly,  no stock-based compensation expense is reflected in net income for the years ended June 30, 2005 and 2004. Pro forma disclosure for periods prior to the effective date is provided in Note 9(e).

         In November 2005, the FASB issued FSP FAS 123R-3,  "TRANSITION ELECTION
RELATED TO ACCOUNTING  FOR THE TAX EFFECTS OF  SHARE-BASED  PAYMENT  AWARDS," to
provide an alternate  transition  method for the  implementation of SFAS 123(R).
Because some entities do not have, and may not be able to re-create, information about the net excess tax  benefits  that would have  qualified as such had those entities  adopted  SFAS  123 for  recognition  purposes,  this FSP  provides  an
elective   alternative   transition   method.   This  method   comprises  (a)  a
computational  component that establishes a beginning  balance of the additional paid-in  capital pool ("APIC pool") related to employee  compensation  and (b) a simplified  method  to  determine  the  subsequent  impact  on the APIC  pool of employee awards that are fully vested and outstanding  upon the adoption of SFAS
123R.  The  Company  adopted  the  simplified  method  set  forth in this FSP to determine its APIC pool.

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 2 - PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consists of the following:

                                                                              As of June 30,
                                                                              --------------
                                                                          2006            2005
                                                                        --------        --------
                  Leased equipment                                      $176,482        $156,160
                  Equipment and cylinders                                 24,590          19,985
                  Tanks held for installation                              6,722           5,498
                  Vehicles                                                 1,298           1,044
                  Computer equipment and software                          5,588           5,103
                  Office furniture and fixtures                            2,155           1,671
                  Leasehold improvements                                   2,083           1,978
                                                                        --------        --------
                                                                         218,918         191,439
                  Less accumulated depreciation and amortization          99,315          86,652
                                                                        --------        --------

                                                                        $119,603        $104,787
                                                                        ========        ========

         Included in leased equipment are capitalized component parts and direct costs associated with  installation of equipment leased to others of $54,652 and
$46,812 at June 30, 2006 and 2005,  respectively.  Accumulated  depreciation and amortization  of these  costs was $33,248 and $28,922 at June 30, 2006 and 2005, respectively.  Upon  early  service  termination,  the  Company  writes  off the remaining net book value of direct costs  associated  with the  installation  of equipment.

         Depreciation  and  amortization  of property and equipment was $15,344,
$13,751,  and  $13,255  for the  years  ended  June 30,  2006,  2005,  and 2004,
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

         On June 30, 2005,  the Company  acquired  approximately  1,200 customer accounts and 1,000 bulk CO2 tanks, most of which were in service, from Coca-Cola
Enterprises Inc. ("CCE") for approximately $1.4 million.  The purchase price was allocated  between tangible and intangible  assets as follows:  $1.0 million for tangible  assets,  and $0.4 million for intangible  assets.  Tangible assets are being  depreciated  over a weighted  average life of 12 years,  while intangible assets are being amortized over a weighted average life of 8.5 years.

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

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

excluding  goodwill,  are being  amortized  over a weighted  average life of 4.9 years.

         On June 30, 2006, the Company acquired  approximately  3,000 additional customer accounts and 2,400 bulk CO2 tanks, most of which were in service,  from
CCE for approximately  $5.0 million ("CCE II"). The purchase price was allocated between  tangible and  intangible  assets as follows:  $1.9 million for tangible assets,  and $1.9 million for  intangible  assets and $1.2 million for goodwill.
Tangible  assets  are being  depreciated  over a weighted  average  life of 11.0 years, while intangible assets,  excluding goodwill,  are being amortized over a weighted average life of 10.0 years.

         Goodwill  was  recorded  for  all of the  aforementioned  transactions, except for the CCE  acquisition  in June  2005,  as the  purchase  price of each acquisition exceeded the fair market value of the tangible and intangible assets acquired and is a direct result of synergies arising from the transaction.

         The  results of the  aforementioned  acquisitions  are  included in the
Company's results of operations subsequent to the acquisition date. However, the following  unaudited pro forma results of operations (in  thousands,  except per share amounts) have been prepared assuming the acquisitions  described above had occurred as of the beginning of the periods presented in the Company's financial statements,  including  adjustments  to the financial  statements for additional
depreciation  of  tangible  assets,   amortization  of  intangible  assets,  and
increased interest on borrowings to finance the acquisitions.  The unaudited pro forma operating results are not necessarily indicative of operating results that would have occurred had these  acquisitions been consummated as of the beginning of the periods presented,  or of future operating results. In certain cases, the operating  results  for  periods  prior  to the  acquisitions  are  based on (a)
unaudited  financial data provided by the seller or (b) an estimate of revenues, cost of revenues and/or selling,  general and  administrative  expenses based on information  provided  by the  seller or  otherwise  available  to the  Company.
Inasmuch as the Company acquired customer accounts,  tanks at customer sites and other assets related to the beverage carbonation businesses of Pain, CCE, CCE II and BAE,  certain  operational and support costs provided for by the sellers are not  applicable  to the  Company's  cost of servicing  these  customers and were therefore eliminated;  however, the Company incurred  approximately $0.5 million in non-recurring costs during the integration phase of the Pain acquisition that are included in the  unaudited pro forma results  presented  below.  Integration costs associated with CCE, CCE II and BAE were minimal.

Unaudited Pro Forma:                                      Fiscal Year Ended June 30,
                                                          --------------------------
                                                   2006             2005              2004
                                                   -----            -----             ----
Total revenues                                   $ 119,941        $ 106,527         $  97,144
Operating income (a)                                21,033           21,719            17,684

Income before provision
       for income taxes                             18,888            8,074             6,142
Provision for (benefit from) income taxes            7,391          (19,473)              301
                                                 ---------        ---------         ---------
Net income                                          11,497           27,547             5,841
Preferred stock dividends                             --               (182)             (763)
                                                 ---------        ---------         ---------
Net income available to
       common shareholders                       $  11,497        $  27,365         $   5,078
                                                 =========        =========         =========

Basic income per share                           $    0.75        $    2.14         $    0.48
                                                 =========        =========         =========
Diluted income per share                         $    0.72        $    1.93         $    0.43
                                                 =========        =========         =========

(a) SFAS  123R was  adopted  effective  July 1,  2005;  accordingly,  there is no  share-based compensation expense in the prior years. (See Note 9(e))

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

         The  Company  adopted  SFAS  142 as of July 1,  2001,  resulting  in no goodwill  amortization expense for the years ended June 30, 2006, 2005 and 2004.
Goodwill and indefinite life intangible  assets are no longer  amortized but are subject to annual  impairment  tests.  The Company  determined that there was no impairment of goodwill during 2006, 2005 and 2004.

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

         Information  regarding  the  Company's  goodwill  and other  intangible assets is as follows:

                                               Accumulated     Net Book
As of June 30, 2006:                Cost       Amortization      Value
                                    ----       ------------      -----

Goodwill                          $30,800        $ 5,006        $25,794
Non-competition agreements          3,840          2,659          1,181
Customer lists                      9,823          1,451          8,372
                                  -------        -------        -------
                                  $44,463        $ 9,116        $35,347
                                  =======        =======        =======

As of June 30, 2005:
Goodwill                          $27,100        $ 5,006        $22,094
Non-competition agreements          2,865          2,029            836
Customer lists                      6,347            587          5,760
                                  -------        -------        -------
                                  $36,312        $ 7,622        $28,690
                                  =======        =======        =======

         Changes in goodwill are summarized as follows:

Year Ended June 30,      Beginning      Additions   Disposals    Ending
-------------------      ---------      ---------   ---------    -------
2004                      $24,228           --         --        $24,228
2005                      $24,228        $ 2,872       --        $27,100
2006                      $27,100        $ 3,700       --        $30,800

         Amortization  expense for other intangible assets was $1,524, $986, and
$291 for the years ended June 30, 2006, 2005 and 2004, respectively.

         Estimated  amortization  expense  for  each of the next  five  years is
$1,597,  $1,336,  $1,031,  $668 and $583 for fiscal  years ending June 30, 2007,
2008, 2009, 2010 and 2011, respectively.

NOTE 5 - LEASES

         The Company  leases  equipment to its customers  generally  pursuant to five-year or six-year  non-cancelable  operating  leases which expire on varying dates  through June 2012.  At June 30, 2006,  future  minimum  payments due from customers  include,  where  applicable,  amounts for a continuous  supply of CO2 under the budget plan,  which provides  bundled pricing for tank rental and CO2.
The revenue stream has been segregated in conformity with EITF 00-21 between the estimated  rental of equipment and the sale of CO2. The following table presents the separate minimum revenue streams  attributable to the lease of the equipment and the sale of the CO2:

                  Year Ended June 30,     Equipment        CO2
                  -------------------     ---------     --------
                  2007                    $ 30,793      $ 20,810
                  2008                      25,830        17,402
                  2009                      20,423        13,613
                  2010                      14,316         9,599
                  2011                       8,837         5,984
                  Thereafter                 3,235         2,184
                                          --------      --------
                                          $103,434      $ 69,592
                                          ========      ========

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                                     As of June 30,
                                                                                     --------------
                                                                                  2006           2005
                                                                                  ----           ----
Notes payable to banks under credit  facility.  Drawings at June 30, 2006 and 2005 are at a  weighted average interest rate of 6.7% and 4.8%,
     respectively                                                                $35,450        $32,000
Less current maturities of long-term debt                                           --             --
                                                                                 -------        -------
     Long-term debt, excluding current maturities                                $35,450        $32,000
                                                                                 =======        =======

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

         (A)      PREVIOUS FACILITIES

         On September 24, 2001, the Company  entered into a $60.0 million second amended  and  restated  revolving  credit  facility  with a  syndicate  of banks
("Amended  Credit  Facility").  On August 25, 2003,  the Company  terminated the
Amended Credit  Facility and entered into a $50.0 million senior credit facility with a syndicate  of banks (the "Senior  Credit  Facility").  The Senior  Credit
Facility  initially  consisted of a $30.0  million A term loan  facility (the "A
Term Loan"),  a $10.0 million B term loan  facility  (the "B Term Loan"),  and a
$10.0 million  revolving  loan  facility (the  "Revolving  Loan  Facility").  On
October 1, 2004, in conjunction with the Pain Enterprises, Inc. transaction, the
Senior Credit  Facility was amended to, among other things,  increase the B Term
Loan to $23.0 million and to modify certain financial covenants. The A Term Loan and Revolving  Loan Facility were due to mature on August 25, 2007,  while the B
Term Loan was due to mature on August 25,  2008.  The  Company  was  entitled to select  either  Eurodollar  Loans (as defined) or Base Rate Loans (as  defined), plus  applicable  margin,  for  principal  borrowings  under the  Senior  Credit
Facility.  Applicable  margin  was  determined  by a pricing  grid  based on the
Company's  Consolidated  Total  Leverage  Ratio (as defined).  The Senior Credit
Facility was  collateralized  by all the  Company's  assets.  Additionally,  the
Company was precluded from declaring or paying any cash dividends.

         The Company, on a quarterly basis, was also required to assess and meet certain  affirmative  and  negative  covenants,  including  but not  limited  to financial  covenants.  These financial covenants were based on a measure that is not  consistent  with  accounting  principles  generally  accepted in the United
States of  America.  Such  measure  is EBITDA  (as  defined),  which  represents earnings before  interest,  taxes,  depreciation  and  amortization,  as further modified by certain defined  adjustments.  The failure to meet these  covenants, absent a waiver or amendment, would have placed the Company in default and cause the debt outstanding under the Senior Credit Facility to immediately  become due and payable.  The Company was in compliance  with all covenants under the Senior
Credit  Facility as of September 30, 2003 and all subsequent  quarters up to and including March 31, 2005.

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

         (B)      CURRENT FACILITY

         On May 27, 2005, the Company  terminated the Senior Credit Facility and entered into a $60.0  million  revolving  credit  facility with Bank of America,
N.A.  (the "2005 Credit  Facility"),  maturing on May 27,  2010.  The Company is entitled to select either Base Rate Loans (as defined) or Eurodollar  Rate Loans
(as defined),  plus applicable margin,  for principal  borrowings under the 2005
Credit Facility.  Applicable  margin is determined by a pricing grid, as amended in March 2006, based on the Company's  Consolidated  Leverage Ratio (as defined)
as follows:

            Pricing      Consolidated Leverage      Eurodollar Rate   Base Rate
             Level               Ratio                   Loans          Loans
            -------------------------------------------------------------------
               I      Greater than or equal to          2.000%          0.500%
                      2.50x

              II      Less than 2.50x but greater       1.750%          0.250%
                      than or equal to 2.00x

              III     Less than 2.00x but greater       1.500%          0.000%
                      than or equal to 1.50x

              IV      Less than 1.50x but greater       1.250%          0.000%
                      than or equal to 0.50x

               V      Less than 0.50x                   1.000%          0.000%

         Interest is payable  periodically  on borrowings  under the 2005 Credit
Facility. The 2005 Credit Facility is uncollateralized. The Company is required, on a  quarterly  basis,  to assess and meet  certain  affirmative  and  negative covenants, including financial covenants. These financial covenants are based on a measure that is not consistent with accounting  principles  generally accepted in the United  States of America.  Such  measure is EBITDA (as  defined),  which represents earnings before interest,  taxes,  depreciation and amortization,  as

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

further  modified  by certain  defined  adjustments.  The  failure to meet these covenants,  absent a waiver or amendment, would place the Company in default and cause the debt outstanding under the 2005 Credit Facility to immediately  become due and payable. The Company was in compliance with all covenants under the 2005
Credit  Facility  as of the first  assessment  date on June 30, 2005 and through
June 30, 2006.

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
In conjunction  with the  termination  of the Prior Swap prior to maturity,  the
Company  paid  $0.1  million,  which  represented  the  fair  value  of the swap liability. The $0.1 million was reclassified from other comprehensive income and recognized as a component of the loss on early extinguishment of debt.

            In order to reduce the Company's exposure to increases in Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap  transaction  (the "Swap") on October 2, 2003, in the amount of $20.0 million (the "Notional  Amount") with an effective date of March
15, 2004 and a maturity  date of September 15, 2005.  Pursuant to the Swap,  the
Company  paid  a  fixed  interest  rate  of  2.12%  per  annum  and  received  a
Eurodollar-based  floating  rate.  The effect of the Swap was to neutralize  any changes  in  Eurodollar  rates  on the  Notional  Amount.  As the  Swap  was not effective  until March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such,  an  unrealized  loss of $0.2  million  was  recognized  in the
Company's  statement  of  operations  for the fiscal  year ended June 30,  2004, reflecting  the change in fair value of the Swap from inception to the effective date. As of March 15, 2004, the Swap met the  requirements to be designated as a cash flow hedge and was deemed a highly effective transaction.  Accordingly, the
Company recorded $0.2 million  representing the change in fair value of the Swap from March 15, 2004 through September 15, 2005, as other  comprehensive  income, which was reversed upon the  termination  of the Swap in September  2005 and was recognized in the Company's statement of operations.

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
Accordingly,  changes  in the fair  value of Swap A and Swap B are  recorded  as other  comprehensive  income.  During  fiscal  2006 the  Company  recorded  $0.3 million,  representing  the change in fair value of the 2005 Swap from inception through June 30, 2006, as other comprehensive income.

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 7 - SUBORDINATED DEBT

         In  October  1997,  the  Company  issued  $30.0  million  of 12% Senior
Subordinated   Promissory  Notes  ("1997  Notes")  with  interest  only  payable semi-annually  on April 30 and October 31, due October 31, 2004. On May 4, 1999,
the  Company  sold  an  additional  $10.0  million  of 12%  Senior  Subordinated
Promissory  Notes ("1999  Notes").  Except for their  October 31, 2005  maturity date, the 1999 Notes were substantially  identical to the 1997 Notes. As of June
30, 2002 and at various dates in the past the Company was unable to meet certain covenants under the 1997 Notes and 1999 Notes and accordingly  obtained  waivers or modifications.  On September 27, 2002, concurrently with the amendment to the
Amended Credit Facility,  certain financial covenants of the 1997 Notes and 1999
Notes were amended to adjust certain  financial  covenants for the quarter ended
June 30, 2002, and  prospectively.  On February 7, 2003,  the interest  coverage ratio governing the 1997 Notes and 1999 Notes was amended for the quarter ending
March 31, 2003 and prospectively.

         On August 25, 2003,  concurrently with the closing of the Senior Credit
Facility,  the Company  prepaid  the 1997 Notes and 1999 Notes and issued  $30.0 million of its 16.3% Senior  Subordinated  Notes Due February 27, 2009 (the "New
Notes") with interest only payable  quarterly in arrears on February 28, May 31,
August 31 and November 30 of each year,  commencing  November 30, 2003. Interest on the New Notes was 12% per annum  payable  in cash and 4.3% per annum  payable
"in kind" by adding the amount of such interest to the  principal  amount of the
New Notes then outstanding.  The weighted average effective interest rate of the
New Notes,  including the amortization of deferred  financing costs and original issue discount,  was 18.0% per annum. Ten year warrants to purchase an aggregate of 425,000  shares of the Company's  common stock at an exercise  price of $8.79 per  share  were  issued  in  connection  with  the  New  Notes.  Utilizing  the
Black-Scholes  Model,  the warrants issued in connection with the New Notes were valued at $3.70 per warrant, or an aggregate value of $1.6 million. In addition, the maturity date of 665,403  existing  warrants,  335,101 due to expire in 2004 and 330,302 due to expire in 2005, was extended to February  2009,  resulting in additional value of $1.31 and $0.97 per warrant,  respectively,  or an aggregate value of $0.8  million.  At the date of  issuance,  in  accordance  with APB 14,
"ACCOUNTING  FOR CONVERTIBLE  DEBT AND DEBT ISSUED WITH PURCHASE  WARRANTS," the
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

         In  connection  with the  early  repayment  of the 1997  Notes and 1999
Notes,  during the first quarter of fiscal 2004 the Company recognized a loss of
$1.1 million attributable to the unamortized  financing costs and original issue discount  associated  with the 1997  Notes and 1999  Notes,  and  recorded  $0.6 million of financing  costs and original issue discount  associated with the New
Notes. Such fees were being amortized over the life of the New Notes.

         On April 4, 2005,  the Company  used $34.3  million of the net proceeds from the sale of  2,041,713  shares of common  stock in an  underwritten  public offering in March 2005 to redeem the New Notes at 106% of the original principal amount plus accrued  interest.  In addition,  during the quarter  ended June 30,
2005, the Company  recognized a loss on the early termination of debt associated with the New Notes of approximately $4.1 million,  which includes the prepayment penalty,  unamortized  fees and the  amortized  portion  of the  original  issue discount.

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

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

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

         During the fiscal  years ended June 30, 2005 and,  2004,  the  carrying amount (and Liquidation  Preferences) of the Series A Preferred Stock and Series
B Preferred  Stock was increased by $182 and $763,  respectively,  for dividends accrued.

NOTE 9-  SHAREHOLDERS' EQUITY

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
In addition,  the Company incurred $1.3 million in legal,  accounting,  printing and other  expenses  which were  recorded as a reduction of  additional  paid-in capital.

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
On the date of issuance  of the common  stock,  the closing  price of the common stock on the Nasdaq  National  Market was $8.00 per share.  During  March  2005, warrants to purchase  59,329 shares of common stock were  exercised  pursuant to the cashless exercise provisions  contained in the warrants.  In connection with this cashless  exercise,  warrants to purchase  140,671  shares of the Company's common stock were canceled. In addition,  during June 2006, warrants to purchase
66,458 shares of common stock were exercised  pursuant to the cashless  exercise provisions contained in the warrants. In connection with this cashless exercise, warrants to purchase 133,542 shares of the Company's common stock were canceled.
No warrants granted to BOC remain outstanding as of June 30, 2006.

         In January  2001,  the Company  granted to each  non-employee  director options for 10,000 shares of common stock.  An aggregate of 50,000  options were granted at an  exercise  price of $7.82 per share.  In March  2003,  the Company granted to each non-employee  director options for 6,000 shares of common stock, or an aggregate of 36,000  options,  at an exercise price of $4.85 per share. In
September 2003, the Company granted to two of its non-employee directors options for 22,000  shares of common  stock,  or an aggregate of 44,000  options,  at an exercise  price of $8.91 per share.  In  addition,  in March  2004,  the Company granted a non-employee  director  options for 6,000 shares of common stock at an exercise  price of $16.25 per share.  The exercise price for all grants is equal to the average  closing price of the common stock on the Nasdaq  National Market for the 20 trading  days prior to the grant  date.  During the fiscal year ended
June 30, 2006, an  additional  18,000  options were granted to two  non-employee directors at an exercise  price of $23.14 per share.  All options vest in two to five equal  annual  installments  commencing  upon  issuance and have a ten-year term.

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

         The weighted-average fair value per share of options granted during the fiscal  years  ended  June 30,  2006,  2005 and 2004 was  $3.86,  $0, and $2.68,
respectively.

         The  following  table  summarizes  transactions  pursuant  to  non-plan director stock options:

                                                           Weighted Average
                                              Options       Exercise Price       Options
                                            Outstanding       Per Option       Exercisable
                                            -----------       ----------       -----------
         Outstanding at June 30, 2003          86,000         $    6.58           42,000
              Granted                          50,000              9.79
                                              -------
         Outstanding at June 30, 2004         136,000              7.76           78,667
              Exercised                       (51,333)             6.88
                                              -------
         Outstanding at June 30, 2005          84,667              8.29           66,001
              Granted                          18,000             23.14
                                              -------
         Outstanding at June 30, 2006         102,667         $   10.90           94,667
                                              =======

         The following table sets forth certain information as of June 30, 2006:

                                          Options Outstanding                                  Options Exercisable
                      ------------------------------------------------------    ---------------------------------------------------
                                     Weighted       Weighted       Aggregate                  Weighted       Weighted     Aggregate
                                      Average       Average        Intrinsic                   Average        Average     Intrinsic
Range of Exercise       Options      Remaining      Exercise         Value        Options     Remaining      Exercise       Value
  Prices              Outstanding      Life          Price           (000)      Exercisable      Life          Price        (000)
  ------              -----------      ----          -----           -----      -----------      ----          -----        -----
$ 4.85 - $10.00          78,667        6.24        $    7.69        $ 1,286        78,667        6.24        $    7.69     $ 1,286
$ 10.01 - $15.00           --           --               --            --            --           --               --         --
$ 15.01 - $20.00          6,000        7.75            16.25             47         4,000        7.75            16.25          31
$ 20.01 - $23.14         18,000        8.45            23.14             16        12,000        8.45            23.14          11
                        -------        ----        ---------        -------        ------        ----        ---------     -------
                        102,667        6.72        $   10.90        $ 1,349        94,667        6.58        $   10.01     $ 1,328
                        =======        ====        =========        =======        ======        ====        =========     =======

         (C)      EMPLOYEE STOCK OPTION PLANS

         In 1995, the Board of Directors adopted the 1995 Stock Option Plan (the
"1995  Plan"),  which  terminated  in November  2005.  Under the 1995 Plan,  the
Company reserved  2,400,000 shares of common stock for employees of the Company.
Under the terms of the 1995 Plan,  options  granted were either  incentive stock options or  non-qualified  stock options.  The exercise price of incentive stock options was  required  to be at least equal to 100% of the fair market  value of the Company's  common stock at the date of the grant,  and the exercise price of non-qualified stock options was not to be less than 75% of the fair market value of the Company's common stock at the date of the grant. The maximum term for all options  was ten years,  with  outstanding  options  having a  weighted  average remaining  contractual  life of 6.9 years as of June 30, 2006.  Options  granted
prior  to   termination  of  the  1995  Plan  generally  vest  in  equal  annual installments  from three to five years,  though a limited  number of grants were partially  vested at the grant date.  As of June 30,  2006,  options to purchase
1,123,274  shares of the Company' common stock were  outstanding  under the 1995
Plan. In addition,  in September  2005, the Board of Directors  adopted the 2005
Employee Stock Option Plan (the "2005 Employee  Plan").  Under the 2005 Employee
Plan,  the Company has reserved  250,000 shares of common stock for employees of the Company. As of June 30, 2006, no options to purchase shares of the Company's common stock were outstanding under the 2005 Employee Plan.

         The weighted-average  fair value per share of options granted under the
1995 Plan during the fiscal years ended June 30, 2006,  2005 and 2004 was $4.83,
$7.80 and $4.11, respectively.

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

         The following table summarizes transactions pursuant to the 1995 Plan:

                                                    Weighted Average
                                      Options        Exercise Price     Options
                                     Outstanding       Per Option      Exercisable
                                     -----------       ----------      -----------
Outstanding at June 30, 2003         1,288,520         $    9.13        640,373
       Granted                         379,300             15.61
       Expired or canceled             (73,288)            12.18
       Exercised                       (90,009)            10.17
                                     ---------
Outstanding at June 30, 2004         1,504,523             10.55        865,653
       Granted                         290,500             25.42
       Expired or canceled             (12,713)            13.50
       Exercised                      (362,408)             7.66
                                     ---------
Outstanding at June 30, 2005         1,419,902             14.31        921,002
       Granted                           8,225             25.52
       Expired or canceled             (18,174)            22.04
       Exercised                      (286,679)             9.48
                                     ---------
Outstanding at June 30, 2006         1,123,274         $   15.49        877,661
                                     =========

         The following table sets forth certain information as of June 30, 2006:

                                          Options Outstanding                                  Options Exercisable
                      ------------------------------------------------------    ---------------------------------------------------
                                     Weighted       Weighted      Aggregate                  Weighted       Weighted      Aggregate
                                      Average       Average       Intrinsic                   Average        Average      Intrinsic
Range of Exercise       Options      Remaining      Exercise        Value        Options     Remaining      Exercise        Value
  Prices              Outstanding      Life          Price          (000)      Exercisable      Life          Price         (000)
  ------              -----------      ----          -----          -----      -----------      ----          -----         -----
$ 4.49 - $10.00         313,320        5.40        $   7.72       $  5,113       284,645        5.27        $   7.66      $  4,662
$ 10.01 - $15.00        362,918        5.94           12.71          4,112       337,568        5.82           12.56         3,875
$ 15.01 - $20.00        161,989        8.00           19.29            769       115,189        8.00           19.28           548
$ 20.01 - $25.00         40,000        8.94           24.01              1        20,000        8.94           24.01             1
$ 25.01 - $25.67        245,047        9.01           25.67           --         120,259        9.01           25.67          --
                      ---------        ----        --------       --------       -------        ----        --------      --------
                      1,123,274        6.86        $  15.49       $  9,996       877,661        6.43        $  13.91      $  9,087
                      =========        ====        ========       ========       =======        ====        ========      ========

         In October  2005,  the Board of  Directors  adopted the 2005  Executive
Management  Stock  Option  Plan  (the  "2005  Executive  Plan").  Under the 2005
Executive  Plan, the Company has reserved  1,500,000  shares of common stock for executives and key managers of the Company,  which may be either incentive stock options or non-qualified  stock options.  The exercise price of stock options is required to be at least equal to 100% of the fair market value of the  Company's common  stock at the date of the grant.  The maximum term for all options is ten years, with outstanding options having a weighted average remaining  contractual life of 9.1 years as of June 30, 2006. In addition,  executive  officers granted options  under  the  initial  grant in 2005  will  not be  eligible  to  receive additional  options until fiscal 2008. Options granted are expected to vest over a period of one to three years based on the  achievement  of annual  performance targets established by the Board of Directors. However, all options granted will vest  over a period of not less than two  fiscal  years up to a maximum  of five fiscal years, and any unvested options vest at the end of the five years.

         During  the  fiscal  year  ended June 30,  2006,  the  Company  granted
1,069,000  options under the 2005 Executive Plan with a weighted  exercise price of $24.49  per share and a  weighted-average  grant date fair value per share of
$4.53.

         The  following  summarizes  the  transactions   pursuant  to  the  2005
Executive Plan:

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                               Weighted Average
                                   Options      Exercise Price       Options
                                 Outstanding      Per Option       Exercisable
                                 -----------      ----------       -----------
Outstanding at June 30, 2005           --         $    --               --
       Granted                    1,069,000           24.49
       Forfeited                    (36,000)          24.00
                                  ---------
Outstanding at June 30, 2006      1,033,000       $   24.51           258,249
                                  =========

         The following table sets forth certain information as of June 30, 2006:

                                        Options Outstanding                                  Options Exercisable
                    ------------------------------------------------------    ---------------------------------------------------
                                   Weighted       Weighted       Aggregate                  Weighted       Weighted     Aggregate
                                    Average       Average        Intrinsic                   Average        Average     Intrinsic
Range of Exercise     Options      Remaining      Exercise         Value        Options     Remaining      Exercise       Value
  Prices            Outstanding      Life          Price           (000)      Exercisable      Life          Price        (000)
  ------            -----------      ----          -----           -----      -----------      ----          -----        -----
$24.00 - $30.18      1,033,000       9.06         $ 24.51           $ -         258,249        9.06         $ 24.51        $ -
                     =========       ====         =======           ==          =======        ====         =======        ==

         (D)      NON-EMPLOYEE DIRECTORS' STOCK OPTION PLANS

         In 1995,  the Board of Directors  adopted the  Directors'  Stock Option
Plan (the "1995 Directors'  Plan"),  which was terminated in May 2005. Under the
1995 Directors'  Plan, each  non-employee  director  received  options for 6,000 shares of common stock on the date of his or her first  election to the Board of
Directors.  In  addition,  on the third  anniversary  of each  director's  first election  to  the  Board  of  Directors,  and on  each  three  year  anniversary thereafter, each non-employee director received an additional option to purchase
6,000  shares of common  stock.  The  exercise  price per share for all  options granted under the 1995 Directors' Plan was equal to the fair market value of the common  stock as of the date of grant.  All options  vest in three equal  annual installments  beginning on the first  anniversary  of the date of grant.  In May
2005,  the Board of Directors  adopted the 2005  Non-Employee  Directors'  Stock
Option Plan (the "2005 Directors' Plan") in which each director receives options for 20,000  shares of common  stock on the date of his or her first  election to the  Board of  Directors.  In  addition,  each  non-employee  director,  on each anniversary date of his or her appointment, will receive an additional option to purchase  5,000  shares of common  stock  under the 2005  Directors'  Plan.  The exercise price of all options granted under the 2005 Directors' Plan is required to be equal to the fair market  value of the common  stock on the date of grant.
The  Company  has  reserved  200,000  shares  of  common  stock  under  the 2005
Directors' Plan.

         The  maximum  term for all  options  under both plans (the  "Directors'
Plans")  is ten  years,  with  outstanding  options  having a  weighted  average
remaining   contractual   life  of  8.1   years  as  of  June  30,   2006.   The
weighted-average  fair  value per share of options  granted  under the 1995 Plan during the fiscal years ended June 30, 2006, 2005 and 2004 was $4.87,  $5.94 and
$3.94, respectively.

         The following table summarizes  transactions pursuant to the Directors'
Plans:

                                                    Weighted Average
                                      Options        Exercise Price     Options
                                     Outstanding       Per Option      Exercisable
                                     -----------       ----------      -----------
Outstanding at June 30, 2003            72,000         $    9.00          50,000
       Granted                          24,000             13.71
       Exercised                       (12,000)             8.98
                                        ------
Outstanding at June 30, 2004            84,000             10.35          60,000
       Granted                           6,000             22.70
       Expired or canceled              (9,981)             7.82
       Exercised                       (47,019)             8.82
                                        ------
Outstanding at June 30, 2005            33,000             15.53          19,000
       Granted                          60,000             25.77
                                        ------
Outstanding at June 30, 2006            93,000         $   22.14          40,000
                                        ======

         The following table sets forth certain information as of June 30, 2006:

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                          Options Outstanding                                  Options Exercisable
                      ------------------------------------------------------    ---------------------------------------------------
                                     Weighted       Weighted       Aggregate                  Weighted       Weighted     Aggregate
                                      Average       Average        Intrinsic                   Average        Average     Intrinsic
Range of Exercise       Options      Remaining      Exercise         Value        Options     Remaining      Exercise       Value
  Prices              Outstanding      Life          Price           (000)      Exercisable      Life          Price        (000)
  ------              -----------      ----          -----           -----      -----------      ----          -----        -----

$ 10.01 - $15.00        15,000         3.60         $ 12.50         $ 173          15,000        3.60         $ 12.50       $ 173
$ 15.01 - $20.00        12,000         7.70           15.74           100           8,000        7.70           15.74          66
$ 20.01 - $25.00        26,000         8.79           23.04            26          12,000        8.82           23.07          12
$ 25.01 - $30.87        40,000         9.39           27.09         --              5,000        9.04           25.37       --
                        ------         ----         -------         -----          ------        ----         -------       -----
                        93,000         8.06         $ 22.14         $ 299          40,000        6.67         $ 17.93       $ 252
                        ======         ====         =======         =====          ======        ====         =======       =====

         (E)      SHARE-BASED COMPENSATION

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
Treasury's yield curve in effect at the time of grant.

Weighted average of grants            For the Year Ended June 30,
                                      ---------------------------
  awarded during the:              2006            2005           2004
                                   ----            ----           ----

Volatility                        25.0%            31.8%         33.3%
Risk free interest rate            4.3%            3.7%           3.5%
Expected dividend yield             0%              0%             0%
Expected term (in years)         2.4 years       4.0 years      3.7 years

         The Company  recognized $3.3 million ($2.4 million net of income taxes)
in stock option  compensation  during the fiscal year ended June 30,  2006.  The following table (in thousands,  except per share amounts) illustrates the effect on net income and  earnings  per share as if the  Company  had  applied the fair value recognition  provisions of SFAS 123 to share-based  compensation  prior to the  adoption of SFAS 123-R  effective  July 1, 2005.  However,  no  share-based compensation  was  recognized  in the  financial  statements  during that period pursuant  to APB 25. The  Company  was not  subject to an income tax  provision, except for the alternative  minimum tax, for the fiscal year ended June 30, 2004
(see Note 11). Share-based  compensation for the year ended June 30, 2005, would have been $2.3 million ($1.7 million net of income taxes).

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                                            For the Year Ended June 30,
                                                     -----------------------------------------
                                                       2006            2005             2004
                                                     --------        --------         --------
Net income, as reported                              $ 10,348        $ 25,591         $  2,180
Less:
   Stock-based compensation - fair value
   measurement prior to adoption of SFAS 123-R           --            (1,691)          (1,272)
                                                     --------        --------         --------
Net income, pro forma                                  10,348          23,900              908
Preferred stock dividends                                --              (182)            (763)
                                                     --------        --------         --------
Net income available to
    common shareholders - pro forma                  $ 10,348        $ 23,718         $    145
                                                     ========        ========         ========

Basic income per share - reported                    $   0.67        $   1.98         $   0.13
                                                     ========        ========         ========
Basic income per share - pro forma                   $   0.67        $   1.85         $   0.01
                                                     ========        ========         ========

Diluted income per share - reported                  $   0.65        $   1.79         $   0.12
                                                     ========        ========         ========
Diluted income per share - pro forma                 $   0.65        $   1.67         $   0.01
                                                     ========        ========         ========

         A  summary  of  the  Company's   nonvested  shares  granted  under  the
aforementioned  plans as of June 30, 2006 and changes  during the 12 months then ended, is presented as follows:

                                                              Weighted Average
                                                               Grant-Date Fair
                                                 Shares            Value
                                                 ------            -----
Nonvested as of June 30, 2005                     527,399         $   5.76
Granted                                         1,155,225             4.54
Granted that vested during the period            (323,437)            3.34
Exercised that vested during the period          (223,650)            5.92
Forfeited                                         (54,173)            5.10
                                                ---------         --------
Nonvested as of June 30, 2006                   1,081,364         $   5.14
                                                =========         ========

         The aggregate  intrinsic  value of options  exercised  during the years ended June 30,  2006,  2005 and 2004 was $4.5  million,  $7.2  million  and $0.7 million,  respectively.  As of June 30,  2006,  there was $4.2  million of total unrecognized  compensation  cost related to nonvested  share-based  compensation arrangements  granted under the  aforementioned  plans, which will be recognized over a weighted average life of 1.6 years.

NOTE 10 - EARNINGS PER SHARE

         The  Company  calculates  earnings  per  share in  accordance  with the requirements of SFAS No. 128,  "EARNINGS PER SHARE" ("SFAS 128").  The following table  presents the Company's net income  available to common  shareholders  and income per share, basic and diluted (in thousands, except per share amounts):

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                                                   For the Year Ended June 30,
                                                            -----------------------------------------
                                                              2006            2005             2004
                                                            --------        --------         --------
Net income                                                  $ 10,348        $ 25,591         $  2,180
Redeemable preferred stock dividends                            --              (182)            (763)
                                                            --------        --------         --------
Net income-
    available to common shareholders                        $ 10,348        $ 25,409         $  1,417
                                                            ========        ========         ========

Weighted average outstanding shares of common stock:

Basic                                                         15,427          12,808           10,689
Diluted                                                       15,997          14,295           11,822

Earnings per basic share of common stock                    $   0.67        $   1.98         $   0.13
                                                            ========        ========         ========
Earnings per diluted share of common stock                  $   0.65        $   1.79         $   0.12
                                                            ========        ========         ========

         In August 2004,  5,000  shares of the  Company's  redeemable  preferred stock were converted into 754,982  shares of common stock.  The remaining  2,500 shares of  redeemable  preferred  stock were  converted  into 247,420  shares of common stock in December 2004 (see Note 8). In accordance with SFAS 128, diluted shares of common stock in fiscal 2005 includes 209,812 common stock  equivalents as if the  Redeemable  Preferred  Stock,  prior to  exercise  (Note 8), had been converted to shares of common stock as such conversion would have been dilutive.
Accordingly, the calculation of diluted income per share for the year ended June
30, 2005 excludes redeemable preferred stock dividends.

            The weighted average shares  outstanding used to calculate basic and diluted earnings per share were calculated as follows:

                                                            For the Year Ended June 30,
                                                     -----------------------------------------
                                                       2005            2005             2004
                                                     --------        --------         --------

Weighted average shares outstanding - basic         15,427,463      12,808,025      10,688,802

Outstanding  options and warrants to purchase
  shares of common stock - remaining shares
  after assuming repurchase with proceeds
  from exercise                                        569,860       1,486,514       1,133,033
                                                    ----------      ----------      ----------

Weighted average shares outstanding - diluted       15,997,323      14,294,539      11,821,835
                                                    ==========      ==========      ==========

         During  the year  ended  June 30,  2006,  2005 and  2004,  the  Company excluded the  equivalent  shares  listed in the table below as these options and warrants to purchase common stock were anti-dilutive.  In addition, for the year ended June 30, 2004,  the Company  excluded the effects of the conversion of its outstanding  redeemable  preferred stock using the "if converted" method, as the effect would be anti-dilutive (Note 8). The Company's redeemable preferred stock was convertible into 973,104 shares of common stock as of June 30, 2004.

         The following  table lists options and warrants  outstanding  as of the periods shown which were not included in the  computation of diluted EPS because the options and  warrants  exercise  price was greater  than the average  market price of the common shares:

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

                                           As of June 30,
                              -------------------------------------
   Range of Exercise Prices     2006           2005          2004
   ------------------------     ----           ----          ----
      $ 10.01 - $15.00           --             --          112,200
      $ 15.01 - $20.00           --             --          646,779
      $ 20.01 - $25.00                       295,000           --
      $ 25.01 - $30.87        132,000           --             --
                              -------        -------        -------
                              132,000        295,000        758,979
                              =======        =======        =======

NOTE 11 - INCOME TAXES

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

                                                   As of June 30,
                                              -------------------------
                                                2006            2005
                                                ----            ----
Deferred tax assets:
Current
      Allowance for doubtful accounts         $    998         $    725
      Other                                        133             --
      Net operating loss carryforwards           7,467            6,871
                                              --------         --------
                                                 8,598            7,596
                                              --------         --------
Non-current
      Intangible assets                          1,298            1,407
      Other                                      1,003               75
      Net operating loss carryforwards          32,549           37,839
                                              --------         --------
                                                34,850           39,321
                                              --------         --------
Total deferred tax assets                       43,448           46,917
                                              --------         --------

Deferred tax liabilities:
Non-current
      Goodwill                                  (3,778)          (3,217)
      Fixed assets                             (22,265)         (20,981)
                                              --------         --------
Total deferred tax liabilities                 (26,043)         (24,198)
                                              --------         --------

Net deferred tax assets                       $ 17,405         $ 22,719
                                              ========         ========

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

         However,  as of June 30, 2005,  after  consideration  of all  available positive and negative  evidence,  it was  concluded  that the deferred tax asset relating to the Company's net operating loss carryforwards will more likely than not be realized in the future. Thus, the entire valuation allowance was reversed and  reported  as a  component  of the  fiscal  2005  income tax  provision.  In considering  whether or not a valuation  allowance was  appropriate  at June 30,
2006 and 2005,  the  Company  considered  several  aspects,  including,  but not limited to the following items:

       o Cumulative  pretax  book  income  during the three years ended June 30,
         2006 and 2005.

       o Both  positive and  negative  evidence as to the  Company's  ability to
         utilize  its  federal  net  operating  loss   carryforwards   prior  to
         expiration,  such as the projected  generation of taxable  income,  the
         Company's position in the market place, existence of long-term customer contracts, and growth opportunities

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

       o Future reversals of taxable temporary differences

       o Tax planning strategies

         As of June  30,  2006,  the  Company  evaluated  and will  continue  to evaluate whether or not its net deferred tax assets will be fully realized prior to expiration.  In order to utilize the entire  deferred tax asset,  the Company will need to generate  taxable income of approximately  $111 million.  Should it become more likely than not that all or a portion of the net deferred tax assets will not be realized a valuation allowance will be recorded.

         As of June 30, 2006, the Company had net operating  loss  carryforwards for federal  income tax  purposes of  approximately  $102  million and for state purposes in varying amounts. The federal net operating loss carryforwards expire through June 2025 as follows:

                   Year of Expiration
                   ------------------
                        2007-2011         $   --
                        2012-2016           15,047
                        2017-2021           59,537
                        Thereafter          27,233
                                          --------
                                          $101,817
                                          ========

         If an "ownership  change" for federal income tax purposes were to occur in the future, the Company's ability to use its pre-ownership  federal and state net operating loss  carryforwards (and certain built-in losses, if any) would be subject to an annual usage  limitation,  which under certain  circumstances  may prevent  the  Company  from  being  able to  utilize  a  portion  of  such  loss carryforwards in future tax periods and may reduce its after-tax cash flow.

         The significant  components for income taxes attributable to continuing operations for the years ended June 30, 2006, 2005, and 2004 were as follows:

                                                                    Years Ended June, 30
                                                        ------------------------------------------
                                                          2006             2005            2004
                                                          ----             ----            ----
Current
    Federal                                             $  4,034         $   --           $     63
    State                                                    931               80               79
    Benefit of net operating loss carry forwards          (4,694)            --               --
                                                        --------         --------         --------
Total - Current                                         $    271         $     80         $    142
                                                        ========         ========         ========

Deferred
    Federal                                             $  5,991         $(16,397)        $   --
    State                                                  1,079           (3,241)            --
                                                        --------         --------         --------
Total - Deferred                                        $  7,070         $(19,638)        $   --
                                                        --------         --------         --------
  Total                                                 $  7,341         $(19,558)        $    142
                                                        ========         ========         ========

         The income tax  provision  differs  from that which  would  result from applying the U.S. statutory income tax rate of 35% as follows:

Tax at U.S. statutory rate                              $  6,191         $  2,112         $    813
State taxes, net of federal benefit                          761              301              141
Non-deductible items                                         389              445              116
Change in valuation allowance                               --            (22,416)            (928)
                                                        --------         --------         --------
                                                        $  7,341         $(19,558)        $    142
                                                        ========         ========         ========

         The  change in the net  deferred  tax  valuation  allowance  of $22,416 during  the  year  ended  June  30,  2005  is  net of  $268  tax  impact  of the disqualifying  dispositions of incentive  stock options  reflected as additional paid-in  capital.  In  addition,  during the year ended June 30,  2005,  the tax impact of the disqualifying dispositions of incentive stock options and exercise of  non-qualified  stock  options  reflected as additional  paid-in  capital was
$2,812

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

recorded as additional paid-in capital. During the year ended June 30, 2006, the
Company recorded $1,756 as additional paid-in capital representing the excess of the tax benefit associated with the disqualifying disposition of incentive stock options and exercise of non-qualified  stock options over the tax deduction from compensation expense recognized for those options.

NOTE 12 - LEASE COMMITMENTS

         The Company leases office  equipment,  trucks and  warehouse/depot  and office  facilities  under operating  leases that expire at various dates through
June 2012.  Primarily all of the facility  leases  contain  renewal  options and escalations  for real estate taxes,  common  charges,  etc. Future minimum lease payments under noncancelable  operating leases (that have initial  noncancelable lease terms in excess of one year) are as follows:

                 Year Ending June 30,
                  --------------------
                          2007             $ 5,529
                          2008               4,694
                          2009               3,628
                          2010               2,803
                          2011               1,242
                       Thereafter              120
                                           -------
                                           $18,016
                                           =======

         Total  rental  costs  under   non-cancelable   operating   leases  were
approximately $5,936, $5,650 and $5,377 in 2006, 2005 and 2004, respectively.

NOTE 13 - CONCENTRATION OF CREDIT AND BUSINESS RISKS

         The Company's  business  activity is with customers  located within the
United  States.  For each of the years  ended June 30,  2006,  2005 and 2004 the
Company's   sales  to  customers  in  the  food  and  beverage   industry   were
approximately 95%.

         There were no  customers  that  accounted  for greater than 5% of total sales  for each of the three  years  ended  June 30,  2006,  nor were  there any customers  that  accounted for greater than 5% of total  accounts  receivable at
June 30, 2006 or 2005.

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

         During August 2006, the Company settled litigation in connection with a fatality at a customer's premises on January 8, 2005 for $3.0 million, which was covered under the Company's umbrella  insurance policy.  Such amount is recorded in the Company's balance sheet as of June 30, 2006, in Prepaid Insurance Expense and Deposits with an offsetting liability recorded in Accrued Insurance.

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 15 - RELATED PARTY TRANSACTIONS

         Robert L. Frome, a Director of the Company, is a member of the law firm of Olshan  Grundman  Frome  Rosenzweig  & Wolosky  LLP,  which law firm has been retained by the Company. Fees paid by the Company to such law firm during fiscal
2006, 2005 and 2004, were $125, $631 and $117, respectively.

         In connection with the  Refinancing  described in Note 7, 55,000 of the ten year  warrants to purchase an aggregate of 425,000  shares of the  Company's common  stock at an  exercise  price of $8.79 per share were  issued to Craig L.
Burr,  then a Director  of the  Company,  and one of the  purchasers  of the New
Notes, an affiliate of Mr. Burr's. Such warrants were exercised in May 2004.

         In connection with the Refinancing  described in Note 7, 250,000 of the ten year  warrants to purchase an aggregate of 425,000  shares of the  Company's common stock at an exercise  price of $8.79 per share were issued to  affiliates of J.P. Morgan Partners (BHCA), L.P.,  purchasers of a portion of the New Notes.
In addition, the expiration date of warrants to purchase an aggregate of 665,403 shares of the  Company's  common  stock at an exercise  price of $6.65 per share previously  issued to J.P. Morgan Partners  (BHCA),  L.P. in connection with the
1997 Notes and 1999 Notes was  extended  until  February  27, 2009 (See Note 7).
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

                                                  As of June 30,
                                                  --------------
                                               2006           2005
                                            ----------     ----------
Cash and cash equivalents                    $   341        $   968
Accounts receivable                           12,955          8,568
Accounts payable and accrued expenses         12,451          7,958
Long-term debt                                35,450         32,000
Fair value of swap - asset                       291             65

                          NOTES TO FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     1st Quarter             2nd Quarter           3rd Quarter            4th Quarter
                               -------------------     -------------------     -------------------     ------------------
                                 2006        2005        2006        2005        2006        2005       2006         2005
                                 ----        ----        ----        ----        ----        ----       ----         ----
Total revenues                 $27,865     $21,881     $28,753     $24,680     $29,197     $24,611     $30,381     $26,168
Gross profit                    15,202      11,921      15,872      14,049      15,593      13,383      17,046      14,318
Operating income                 5,008       3,948       4,746       4,717       4,189       4,881       5,558       5,289
Net income                       2,955       1,854       2,639       2,437       2,180       2,710       2,574      18,590

Earnings per share (a):
   Basic                       $  0.19     $  0.15     $  0.17     $  0.20     $  0.14     $  0.21     $  0.17     $  1.22
   Diluted                     $  0.19     $  0.14     $  0.17     $  0.18     $  0.14     $  0.20     $  0.16     $  1.16

         (a)      Per  common  share  amounts  for the  quarters  have each been calculated separately.  Accordingly, quarterly amounts may not add to total year earnings  per  share  because  of  differences  in  the  average  common  shares outstanding during each period.

                                   NUCO2 INC.
                                   Schedule II
                        Valuation and Qualifying Accounts
                                  in Thousands

                                         Column B           Column C - Additions         Column D         Column E
                                         --------     ------------------------------     --------         --------
                                        Balance at    Charge to
                                       Beginning of   Costs and        Charged to                      Balance At end
                                          Period       Expenses       Other Accounts    Deductions        of Period
                                          ------       --------       --------------    ----------        ---------
Year ended June 30, 2004
   Allowance for doubtful accounts        $2,299       $  316               $--           $  520            $2,095
Year ended June 30, 2005
   Allowance for doubtful accounts        $2,095       $  595               $--           $  840            $1,850
Year ended June 30, 2006
   Allowance for doubtful accounts        $1,850       $  908               $--           $  220            $2,538

