Form 10-Q
period 2006-09-30
NUCO2 INC /FL
filed 2006-11-09
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

For the quarterly period ended September 30, 2006

                                       OR

| |  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------    -------------

                         Commission file number 0-27378

                                   NUCO2 INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Florida                                        65-0180800
(State or Other Jurisdiction of                               (I.R.S.
 Incorporation or Organization)                     Employer Identification No.)

    2800 SE Market Place, Stuart, FL                           34997
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

         Indicate  by check X  whether  the  registrant  is a large  accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange
Act. (Check one):

Large Accelerated Filer       Accelerated Filer  X   Non-Accelerated Filer
                        ----                    ---                         ---

         Indicate  by check X whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No  X
                                                 ---     ---

         Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common stock, as of the latest practicable date:

                Class                     Outstanding At September 30, 2006
                -----                     ---------------------------------
    Common Stock, $.001 par value                 15,730,089 shares

                                   NUCO2 INC.

                                      Index
                                      -----

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets as of September 30, 2006 (unaudited) and           3
                 June 30, 2006

             Statements of Operations for the Three Months Ended
                 September 30, 2006 (unaudited) and September 30, 2005         4
                 (unaudited)

             Statement of Shareholders' Equity for the Three Months            5
                 Ended September 30, 2006 (unaudited)

             Statements of Cash Flows for the Three Months
                 Ended September 30, 2006 (unaudited) and September 30,
                 2005  (unaudited)                                             7

             Notes to Financial Statements                                     9

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF                           13
                 OPERATIONS

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                            20

ITEM 4.      CONTROLS AND PROCEDURES                                          20

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS                                                         21

SIGNATURES                                                                    22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                 NUCO2 INC.
                                               BALANCE SHEETS
                                    (in thousands, except share amounts)
                                                   ASSETS
                                                   ------
                                                                             September 30, 2006   June 30, 2006
                                                                             ------------------   -------------
                                                                                (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                    $     472         $     341
   Trade accounts receivable; net of allowance for doubtful
      accounts of $2,900 and $2,538, respectively                                  15,241            12,955
   Inventories                                                                        317               302
   Prepaid insurance expense and deposits                                           3,670             5,846
   Prepaid expenses and other current assets                                        1,527             1,465
   Deferred tax assets - current portion                                            8,324             8,598
                                                                                ---------         ---------
      Total current assets                                                         29,551            29,507
                                                                                ---------         ---------

Property and equipment, net                                                       122,860           119,603
                                                                                ---------         ---------

Other assets:
   Goodwill, net                                                                   25,836            25,794
   Deferred financing costs, net                                                      311               333
   Customer lists, net                                                              8,062             8,372
   Non-competition agreements, net                                                  1,009             1,181
   Deferred lease acquisition costs, net                                            5,435             5,225
   Deferred tax assets, net                                                         7,016             8,807
   Other                                                                              190               185
                                                                                ---------         ---------
                                                                                   47,859            49,897
                                                                                ---------         ---------
      Total assets                                                              $ 200,270         $ 199,007
                                                                                =========         =========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                    ------------------------------------
Current liabilities:
   Accounts payable                                                             $   7,186         $   6,883
   Accrued expenses                                                                 1,281             1,208
   Accrued insurance                                                                  860             3,543
   Accrued interest                                                                   142               165
   Accrued payroll                                                                  1,265               652
   Other current liabilities                                                          610               377
                                                                                ---------         ---------
      Total current liabilities                                                    11,344            12,828

Long-term debt                                                                     33,750            35,450
Customer deposits                                                                   3,916             3,805
                                                                                ---------         ---------
      Total liabilities                                                            49,010            52,083
                                                                                ---------         ---------

Commitments and contingencies
Shareholders' equity:
   Common stock; par value $.001 per share; 30,000,000 shares authorized;
      issued 15,738,589 shares at September 30, 2006
      and 15,654,042 shares at June 30, 2006                                           16                16
   Additional paid-in capital                                                     168,615           166,617
   Less treasury stock at cost; 8,500 shares at September 30, 2006
      and June 30, 2006                                                              (235)             (235)
   Accumulated deficit                                                            (17,246)          (19,765)
   Accumulated other comprehensive income                                             110               291
                                                                                ---------         ---------
      Total shareholders' equity                                                  151,260           146,924
                                                                                ---------         ---------
        Total liabilities and shareholders' equity                              $ 200,270         $ 199,007
                                                                                =========         =========

See accompanying notes to financial statements.

                                               NUCO2 INC.
                                        STATEMENTS OF OPERATIONS
                                (in thousands, except per share amounts)
                                              (UNAUDITED)

                                                                        Three Months Ended September 30,
                                                                        --------------------------------
                                                                             2006                2005
                                                                             ----                ----
Revenues:
   Product sales                                                          $ 21,551            $ 18,038
   Equipment rentals                                                        10,805               9,827
                                                                          --------            --------

Total revenues                                                              32,356              27,865
                                                                          --------            --------

Costs and expenses:
   Cost of products sold, excluding depreciation and amortization           13,986              11,987
   Cost of equipment rentals, excluding depreciation
      and amortization                                                         791                 676
   Selling, general and administrative expenses                              6,557               5,083
   Depreciation and amortization                                             4,845               4,304
   Loss on asset disposal                                                      442                 807
                                                                          --------            --------
                                                                            26,621              22,857
                                                                          --------            --------

Operating income                                                             5,735               5,008
Gain on financial instrument                                                  --                  (177)
Interest expense                                                               576                 365
                                                                          --------            --------

Income before provision for income taxes                                     5,159               4,820
Provision for income taxes                                                   2,640               1,865
                                                                          --------            --------

Net income                                                                $  2,519            $  2,955
                                                                          ========            ========

Weighted average outstanding shares of common stock:
   Basic                                                                    15,675              15,309
                                                                          ========            ========
   Diluted                                                                  16,042              15,861
                                                                          ========            ========

Net income per basic share                                                $   0.16            $   0.19
                                                                          ========            ========
Net income per diluted share                                              $   0.16            $   0.19
                                                                          ========            ========

See accompanying notes to financial statements.

                                                          NUCO2 INC.
                                               STATEMENT OF SHAREHOLDERS' EQUITY
                                             (in thousands, except share amounts)
                                                          (UNAUDITED)

                                                                  Common Stock         Additional         Treasury Stock
                                                                  ------------           Paid-In          --------------
                                                             Shares         Amount       Capital         Shares      Amount
                                                             ------         ------       -------         ------      ------
Balance, June 30, 2006                                     15,654,042    $       16    $  166,617         8,500    $     (235)
Comprehensive income:
  Net income                                                     --            --            --            --            --
  Other comprehensive income:
    Interest rate swap transaction                               --            --            --            --            --
Total comprehensive income
Share-based compensation                                         --            --             699          --            --
Excess tax benefits from share-based arrangements                --            --             542          --            --
Issuance of 84,547 shares of common stock -
  exercise of options                                          84,547          --             756          --            --
                                                           ----------    ----------    ----------    ----------    ----------
Balance, September 30, 2006                                15,738,589    $       16    $  168,615         8,500    $     (235)
                                                           ==========    ==========    ==========    ==========    ==========

See accompanying notes to financial statements.

                                                 NUCO2 INC.
                                      STATEMENT OF SHAREHOLDERS' EQUITY
                                    (in thousands, except share amounts)
                                                 (UNAUDITED)

                                                                             Accumulated
                                                                                Other               Total
                                                        Accumulated         Comprehensive        Shareholders'
                                                          Deficit              Income               Equity
                                                          -------              ------               ------
Balance, June 30, 2006                                  $ (19,765)           $     291            $ 146,924
Comprehensive income:
  Net income                                                2,519                 --                  2,519
  Other comprehensive income:
    Interest rate swap transaction                           --                   (180)                (180)
                                                                                                  ---------
Total comprehensive income                                                                            2,339
Share-based compensation                                     --                   --                    699
Excess tax benefits from share-based arrangements            --                   --                    542
Issuance of 84,547 shares of common stock -
  exercise of options                                        --                   --                    756
                                                        ---------            ---------            ---------
Balance, September 30, 2006                             $ (17,246)           $     110            $ 151,260
                                                        =========            =========            =========

See accompanying notes to financial statements.

                                              NUCO2 INC.
                                       STATEMENTS OF CASH FLOWS
                                            (In thousands)
                                             (UNAUDITED)

                                                                     Three Months Ended September 30,
                                                                     --------------------------------
                                                                        2006                  2005
                                                                        ----                  ----

Cash flows from operating activities:
Net income                                                            $  2,519              $  2,955
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization of property and equipment          4,044                 3,650
        Amortization of other assets                                       801                   654
        Loss on asset disposal                                             442                   807
        Change in net deferred tax asset                                 2,609                 1,710
        Share-based compensation                                           699                   298
        Excess tax benefits from share-based arrangements                 (542)                 --
        Gain on financial instrument                                      --                    (177)
        Changes in operating assets and liabilities:
           Decrease (increase) in:
             Trade accounts receivable                                  (2,286)               (2,192)
             Inventories                                                   (15)                    3
             Prepaid insurance expense and deposits                      2,176                  (271)
             Prepaid expenses and other current assets                    (243)                 (787)
           Increase (decrease) in:
             Accounts payable                                              302                   874
             Accrued expenses                                               92                   297
             Accrued insurance                                          (2,683)                   68
             Accrued payroll                                               612                  (439)
             Accrued interest                                              (23)                   58
             Other current liabilities                                     233                    48
             Customer deposits                                             112                    71
                                                                      --------              --------

           Net cash provided by operating activities                     8,849                 7,627
                                                                      --------              --------

Cash flows from investing activities:
  Purchase of property and equipment                                    (7,693)               (6,391)
  Increase in deferred lease acquisition costs                            (619)                 (587)
  Acquisition of businesses                                               --                  (4,653)
  Increase in other assets                                                  (4)                   (2)
                                                                      --------              --------

           Net cash used in investing activities                      $ (8,316)             $(11,633)
                                                                      --------              --------

See accompanying notes to financial statements.

                                           NUCO2 INC.
                                    STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                          (Continued)

                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                                   2006                  2005
                                                                   ----                  ----
Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                   $ 1,650               $ 6,500
  Repayment of long-term debt                                     (3,350)               (3,400)
  Issuance costs - common stock                                     --                    (161)
  Increase in deferred financing costs                              --                     (18)
  Exercise of options and warrants                                   756                   230
  Excess tax benefits from share-based arrangements                  542                  --
                                                                 -------               -------

       Net cash provided by (used in) financing activities          (402)                3,151
                                                                 -------               -------

Increase (decrease) in cash and cash equivalents                     131                  (855)
Cash and cash equivalents, beginning of period                       341                   968
                                                                 -------               -------

Cash and cash equivalents, end of period                         $   472               $   113
                                                                 =======               =======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:

       Interest                                                  $   599               $   307
                                                                 =======               =======

       Income taxes                                              $   138               $    14
                                                                 =======               =======

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

         The financial  information included in this report has been prepared in conformity  with the  accounting  principles,  and  methods  of  applying  those accounting  principles,  reflected in the audited  financial  statements for the fiscal year ended June 30, 2006 of NuCO2 Inc. (the  "Company")  included in Form
10-K ("Form 10K"), filed with the Securities and Exchange Commission.

         All adjustments  (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods  presented have been recorded.  This quarterly report on Form 10-Q should be read in conjunction with the Company's  audited  financial  statements for the fiscal year ended June 30,
2006.  The results of operations for the periods  presented are not  necessarily indicative  of the results to be expected for the full fiscal year.  The Company anticipates  that reported  revenue will  fluctuate on a quarterly  basis due to seasonal  variations.  Based on historical data and expected trends, the Company anticipates  that  demand for the  delivery  of CO2 will be highest in the first fiscal quarter and lowest in the third fiscal quarter.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

         In May 2005, the Financial  Accounting  Standards Board ("FASB") issued
SFAS No. 154,  "ACCOUNTING FOR CHANGES AND ERROR CORRECTIONS" ("SFAS 154"). SFAS
154 applies to accounting changes and corrections of errors made in fiscal years beginning  after  December  15,  2005.  SFAS 154  replaces  APB  Opinion No. 20,
"ACCOUNTING  CHANGES," and SFAS No. 3, "REPORTING  ACCOUNTING CHANGES IN INTERIM
FINANCIAL  STATEMENTS,"  and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement  in the unusual instance that the  pronouncement  does not include specific transition provisions. SFAS 154 provides guidance on the accounting for and  reporting of  accounting  changes and error  corrections.  It  establishes, unless  impracticable,  retrospective  application  as the  required  method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of
SFAS 154 will not have a material  impact on the Company's  financial  position, results of operations, or cash flows.

         In June 2006, the FASB issued  Interpretation  No. 48,  "ACCOUNTING FOR
UNCERTAINTY  IN INCOME  TAXES - AN  INTERPRETATION  OF SFAS NO. 109" ("FIN 48"),
which is effective for fiscal years  beginning  after  December 15, 2006. FIN 48 clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109, "ACCOUNTING
FOR INCOME TAXES" ("SFAS  109").  FIN 48 prescribes a recognition  threshold and measurement attribute for the financial statement recognition and measurement of a tax  position  taken or expected to be taken in a tax return.  The adoption of
FIN 48 will not have a  material  impact on the  Company's  financial  position, results of operations, or cash flows.

         Property  and  equipment  are  stated  at cost.  The  Company  does not depreciate bulk systems held for  installation  until the systems are in service and leased to customers.  Upon  installation,  the systems,  component parts and direct costs  associated  with the  installation  are  transferred to the leased equipment account.  These direct costs are associated with successful placements of such systems with customers under noncancelable contracts and which would not be incurred by the Company but for a successful placement and are amortized over the life of the original customer contract. Upon early service termination,  the unamortized  portion  of  direct  costs  associated  with the  installation  are recognized  as a period  expense.  Such  policy  is  analogous  to SFAS No.  91,
"ACCOUNTING FOR  NONREFUNDABLE  FEES AND COSTS  ASSOCIATED  WITH  ORIGINATING OR
ACQUIRING LOANS AND INITIAL DIRECT COSTS OF LEASES."

         Please see the Company's Form 10K for a discussion of other significant accounting policies.

NOTE 3.  ACQUISITIONS

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

         On June 30, 2006,  the Company  acquired  approximately  3,000 customer accounts and 2,400 bulk CO2 tanks, most of which were in service, from Coca-Cola
Enterprises Inc. ("CCE") for approximately $5.0 million.  The purchase price was allocated  between tangible and intangible  assets as follows:  $1.9 million for tangible  assets,  $1.9  million  for  intangible  assets and $1.2  million  for goodwill.  Tangible assets are being depreciated over a weighted average life of
11.0 years, while intangible  assets,  excluding  goodwill,  are being amortized over a weighted average life of 10.0 years.

         Goodwill was recorded for the above  transactions as the purchase price of  each  acquisition  exceeded  the  fair  market  value  of the  tangible  and intangible  assets acquired and is a direct result of synergies arising from the transaction.

         The results of the above  acquisitions  are  included in the  Company's results of operations subsequent to the acquisition date.

NOTE 4.  EARNINGS PER SHARE AND OTHER COMPREHENSIVE INCOME

     (A) EARNINGS PER SHARE

     The  Company   calculates   earnings  per  share  in  accordance  with  the
requirements of SFAS No. 128,  "EARNINGS PER SHARE." The weighted average shares outstanding  used to  calculate  basic  and  diluted  earnings  per  share  were calculated as follows (in thousands):

                                                Three Months Ended September 30,
                                                --------------------------------
                                                      2006          2005
                                                      ----          ----

Weighted average shares outstanding - basic          15,675        15,309

Outstanding  options and warrants to purchase
  shares of common stock - remaining shares
  after assuming repurchase with proceeds
  from exercise                                         367           552
                                                     ------        ------

Weighted average shares outstanding - diluted        16,042        15,861
                                                     ======        ======

     (B) OTHER COMPREHENSIVE INCOME

         The  components  of other  comprehensive  income are as follows for the periods presented (in thousands):

                                                Three Months Ended September 30,
                                                --------------------------------
                                                       2006          2005
                                                       -----         ----
Net income                                           $ 2,519       $ 2,955
Interest rate swap transaction (Note 5)                 (180)         (242)
                                                     -------       -------

Comprehensive income                                 $ 2,339       $ 2,713
                                                     =======       =======

NOTE 5.  LONG-TERM DEBT

     (A) REVOLVING CREDIT FACILITY

         On May 27, 2005, the Company  terminated its previous  credit  facility and entered into a $60.0 million revolving credit facility with Bank of America,
N.A.  (the "2005 Credit  Facility"),  maturing on May 27,  2010.  The Company is entitled to select either Base Rate Loans (as defined) or Eurodollar  Rate Loans
(as defined),  plus applicable margin,  for principal  borrowings under the 2005

Credit Facility.  Applicable  margin is determined by a pricing grid, as amended in March 2006, based on the Company's  Consolidated  Leverage Ratio (as defined)
as follows:

         ---------- ---------------------------- ------------------ -----------
          Pricing      Consolidated Leverage      Eurodollar Rate   Base Rate
           Level               Ratio                   Loans          Loans
         ---------- ---------------------------- ------------------ -----------
             I      Greater than or equal to          2.000%          0.500%
                    2.50x
         ---------- ---------------------------- ------------------ -----------
            II      Less than 2.50x but greater       1.750%          0.250%
                    than or equal to 2.00x
         ---------- ---------------------------- ------------------ -----------
            III     Less    than    2.00x   but       1.500%          0.000%
                    greater
                    than or equal to 1.50x
         ---------- ---------------------------- ------------------ -----------
            IV      Less than 1.50x but greater       1.250%          0.000%
                    than or equal to 0.50x
         ---------- ---------------------------- ------------------ -----------
             V      Less than 0.50x                   1.000%          0.000%
         ---------- ---------------------------- ------------------ -----------

         Interest is payable  periodically  on borrowings  under the 2005 Credit
Facility. The 2005 Credit Facility is uncollateralized. The Company is required, on a  quarterly  basis,  to assess and meet  certain  affirmative  and  negative covenants, including financial covenants. These financial covenants are based on a measure that is not consistent with accounting  principles  generally accepted in the United  States of America.  Such  measure is EBITDA (as  defined),  which represents earnings before interest,  taxes,  depreciation and amortization,  as further  modified  by certain  defined  adjustments.  The  failure to meet these covenants,  absent a waiver or amendment, would place the Company in default and cause the debt outstanding under the 2005 Credit Facility to immediately  become due and payable. The Company was in compliance with all covenants under the 2005
Credit  Facility  as of the first  assessment  date on June 30, 2005 and through
September 30, 2006.

         As of  September  30, 2006,  a total of $33.8  million was  outstanding under the 2005 Credit Facility with a weighted average interest rate of 6.6% per annum.

(B)      HEDGING ACTIVITIES

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

         In order to reduce the  Company's  exposure to increases in  Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap  transaction  (the "Swap") on October 2, 2003, in the amount of $20.0 million (the "Notional  Amount") with an effective date of March
15, 2004 and a maturity  date of September 15, 2005.  Pursuant to the Swap,  the
Company  paid  a  fixed  interest  rate  of  2.12%  per  annum  and  received  a
Eurodollar-based  floating  rate.  The effect of the Swap was to neutralize  any changes  in  Eurodollar  rates  on the  Notional  Amount.  As the  Swap  was not effective  until March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such,  an  unrealized  loss of $0.2  million  was  recognized  in the
Company's  statement  of  operations  for the fiscal  year ended June 30,  2004, reflecting  the change in fair value of the Swap from inception to the effective date. As of March 15, 2004, the Swap met the  requirements to be designated as a cash flow hedge and was deemed a highly effective transaction.  Accordingly, the
Company recorded $0.2 million  representing the change in fair value of the Swap from March 15, 2004 through September 15, 2005, as other  comprehensive  income, and  the  previously  recorded  loss of  $0.2  million  was  reversed  upon  the termination  of the Swap in  September  2005  and  recognized  in the  Company's statement of operations.

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
Accordingly,  changes  in the fair  value of Swap A and Swap B are  recorded  as other  comprehensive  income.  During the three months ended September 30, 2006, the Company recorded $0.2 million,  representing the change in fair value of the
2005 Swap from June 30, 2006 through September 30, 2006, as other  comprehensive loss.

NOTE 6.  SHAREHOLDERS' EQUITY

         (A)  WARRANTS

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
No warrants granted to BOC remain outstanding as of September 30, 2006.

         (B)  STOCK OPTION PLANS

         The Company  recognized $0.7 million and $0.3 million ($0.5 million and
$0.2 million, net of income taxes) in stock option compensation during the three months ended September 30, 2006 and 2005,  respectively.  No significant grants, exercises or forfeitures  occurred  during the three months ended  September 30,
2006 and 2005, respectively.

NOTE 7.  INCOME TAXES

         The Company  accounts for income taxes under SFAS No. 109,  "ACCOUNTING
FOR INCOME  TAXES"  ("SFAS  109").  Deferred  income  taxes  reflect the net tax effects of net operating loss  carryforwards and temporary  differences  between the carrying amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax purposes.

         As of June 30, 2006, the Company had net operating  loss  carryforwards for federal  income tax  purposes of  approximately  $102  million and for state purposes in varying amounts, expiring through June 2025. During the three months ended September 30, 2006, the Company  recognized  approximately $0.5 million in income tax expense  associated  with a decrease in state and local net operating loss  caryforwards.  The  Company's  effective  rate for the three  months ended
September 30, 2006 increased to 51.2% as a result of the  additional  income tax expense related to the state and local net operating loss  carryforwards.  If an
"ownership  change" for federal income tax purposes were to occur in the future, the Company's ability to use its  pre-ownership  federal and state net operating loss  carryforwards (and certain built-in losses, if any) would be subject to an annual  usage  limitation,  which under  certain  circumstances  may prevent the
Company  from  being able to  utilize a portion  of such loss  carryforwards  in future tax periods and may reduce its after-tax cash flow.

         During the quarter ended September 30, 2006, the Company  recorded $0.5 million as additional paid-in capital representing the excess of the tax benefit associated  with the  disqualifying  disposition of incentive  stock options and exercise of non-qualified stock options over the tax deduction from compensation expense recognized for those options.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

         During August 2006, the Company settled litigation in connection with a fatality at a customer's premises on January 8, 2005 for $3.0 million, which was covered under the Company's umbrella  insurance policy.  Such amount is recorded in the  Company's  balance  sheet  as of June 30,  2006,  in  Prepaid  Insurance
Expenses  and  Deposits  with  an  offsetting   liability  recorded  in  Accrued
Insurance.

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
CAUTIONED THAT THESE  FORWARD-LOOKING  STATEMENTS ARE ONLY  PREDICTIONS  AND ARE
SUBJECT TO RISKS, UNCERTAINTIES,  AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.
THEREFORE,  ACTUAL  RESULTS  MAY  DIFFER  MATERIALLY  AND  ADVERSELY  FROM THOSE
EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

         We believe we are the leading supplier of bulk CO2 systems and bulk CO2 for carbonating  fountain  beverages in the United States based on the number of bulk CO2 systems  leased to  customers  and the only  company in our industry to operate a national  network of bulk CO2 service  locations.  As of September 30,
2006,  we  operated  a  national  network  of 127  service  locations  servicing approximately 114,000 customer locations in 45 states. Currently,  virtually all fountain beverage users in the continental  United States are within our present service  area.  On September  30, 2005,  we purchased  the beverage  carbonation business in northern  California  of Bay Area  Equipment  Co.,  Inc. We acquired approximately  2,500  customer  accounts,  including  1,000  tanks  in  service, vehicles,  parts, and supplies.  In addition,  on June 30, 2006, we acquired the bulk CO2  beverage  carbonation  business  in 18  states  in the  southwest  and midwest,  as well as parts of the southeast,  of Coca-Cola  Enterprises  Inc. We acquired  approximately 3,000 accounts,  including 2,400 tanks in service. These acquisitions  provide further penetration and operating  efficiencies in markets in which we operate.

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

         We have  entered  into  master  service  agreements  which  include  88 restaurant and convenience store concepts that provide fountain beverages. These master service agreements  generally provide for a commitment on the part of the operator for all of its currently  owned  locations and may also include  future locations.  We  currently  service  approximately  53,000  chain and  franchisee locations  with  chains  that have  signed  master  service  agreements.  We are actively  working on  expanding  the number of master  service  agreements  with numerous restaurant chains.

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

         Cost of products  sold is comprised  of  purchased  CO2 and vehicle and service  location costs  associated  with the storage and delivery of CO2. As of
September  30, 2006,  we operated a total of 362  specialized  bulk CO2 delivery vehicles and technical  service  vehicles that logged  approximately  14 million miles over the last  twelve  months..  While  significant  fluctuations  in fuel prices  impact  our  operating  costs,  such  impact is  largely  offset by fuel surcharges  billed to the  majority of our  customers.  Consequently,  while the impact on our gross  profit and  operating  income is  substantially  mitigated, rising fuel prices do result in lower gross  profit  margins.  Cost of equipment rentals  is  comprised  of costs  associated  with  customer  equipment  leases.
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
With  respect  to  company-owned   bulk  CO2  systems,   we  capitalize   direct
installation  costs associated with  installation of such systems with customers under  non-cancelable  contracts  and  which  would  not be  incurred  but for a successful placement. All other service,  marketing and administrative costs are expensed as incurred.

RESULTS OF OPERATIONS

The  following  table sets forth,  for the  periods  indicated,  the  percentage relationship which the various items bear to total revenues:

Income Statement Data:                                  2006               2005
                                                        ----               ----

Product sales                                           66.6%              64.7%
Equipment rentals                                       33.4               35.3
                                                       -----              -----
Total revenues                                         100.0              100.0

Cost of products sold, excluding
    depreciation and amortization                       43.2               43.0
Cost of equipment rentals, excluding
    depreciation and amortization                        2.4                2.4
Selling, general and administrative expenses            20.3               18.2
Depreciation and amortization                           15.0               15.4
Loss on asset disposal                                   1.4                3.0
                                                       -----              -----
Operating income                                        17.7               18.0
Unrealized (gain) loss on financial instrument           --                (0.6)
Interest expense                                         1.8                1.3
                                                       -----              -----

Income before income taxes                              15.9               17.3
Provision for income taxes                               8.2                6.7
                                                       -----              -----
Net income                                               7.8%              10.6%
                                                       =====              =====

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2005

TOTAL REVENUES

         Total revenues increased by $4.5 million,  or 16.1%, from $27.9 million in 2005 to $32.4  million in 2006.  Revenues  derived  from our bulk CO2 service plans  increased by $3.2 million,  primarily due to an increase in the number of customer  locations,  while  revenues  derived  from the  sale of high  pressure cylinder products, fuel surcharges, equipment sales and other revenues increased by $1.3  million.  The number of customer  locations  utilizing our products and services increased from approximately 103,000 customers at September 30, 2005 to approximately  114,000 customers at September 30, 2006, due primarily to organic growth and the  acquisition of  approximately  2,500 customer  accounts from Bay
Area Equipment on September 30, 2005 and 3,000 customer  accounts from Coca-Cola
Enterprises  Inc. (CCE) on June 30, 2006,  for which there was no  corresponding revenue in 2005.

         The  following  table  sets  forth,  for  the  periods  indicated,  the percentage relationship which our service plans bear to total revenues:

                                              Three Months Ended September 30,
                                              --------------------------------
Service Plan                                     2006                2005
                                                 ----                ----
     Bulk budget plan(1)                         52.0%               55.0%
     Equipment lease/product purchase plan(2)    18.3                17.1
     Product purchase plan(3)                    10.6                10.3
     High pressure cylinder(4)                    5.1                 5.0
     Other revenues(5)                           14.0                12.6
                                                -----               -----
                                                100.0%              100.0%
                                                =====               =====

     (1) Combined fee for bulk CO2 tank and bulk CO2.
     (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
     (3) Bulk CO2 only.
     (4) High pressure CO2  cylinders and non-CO2  gases.
     (5)  Surcharges  and other charges.

         PRODUCT SALES - Revenues  derived from the product sales portion of our service plans increased by $3.6 million, or 19.5%, from $18.0 million in 2005 to
$21.6  million in 2006.  The  increase in revenues is  primarily  due to a 12.9%
increase in the average number of customer  locations  serviced  combined with a
2.0%  increase in the quantity of CO2 sold to the average  customer due in large part  to the  customers  acquired  in the  Bay  Area  Equipment  transaction  on
September 30, 2005, the CCE  acquisition on June 30, 2006, and the impact of new customer locations activated under master service agreements. In addition, sales of products  and services  other than bulk CO2  increased by $1.3 million due in large part to an increase in  revenues  derived  from  cylinder  products,  fuel surcharges, equipment sales and other revenues.

         EQUIPMENT  RENTALS -  Revenues  derived  from the lease  portion of our service plans increased by $1.0 million,  or 10.0%, from $9.8 million in 2005 to
$10.8 million in 2006,  primarily due to an 11.0% increase in the average number of  customer  locations  leasing  equipment  from us, the impact of the Bay Area
Equipment and CCE transactions,  and price increases to a significant  number of our  customers  consistent  with the Consumer  Price Index,  offset by incentive pricing provided to multiple  national  restaurant  organizations  utilizing our equipment under the bulk budget plan and equipment  lease/product purchase plans pursuant to master service agreements.  The number of customer locations renting equipment  from us increased  from  approximately  86,000 at September  30, 2005
(inclusive  of the accounts from Bay Area  Equipment  acquired at the end of the period) to approximately 94,000 at September 30, 2006.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

         Cost  of  products  sold,  excluding   depreciation  and  amortization,
increased from $12.0 million in 2005 to $14.0 million in 2006,  while decreasing as a percentage of product sales revenue from 66.5% to 64.9%.

         Product  costs  increased  by $0.8 million from $4.8 million in 2005 to
$5.6 million in 2006. The base price with our primary  supplier of CO2 increased by the Producer Price Index, while the volume of CO2 sold by us increased 13.6%, primarily  due to the increase in our average  customer base and a 2.0% increase in CO2 sold to these customers.  The increase in the quantity of CO2 sold to the average  customer is due in large part to the impact of the  changing  makeup of our customer  base as we continue to capture an  increasing  number of prominent chains under our master service agreements and to a lesser degree, the impact of the Bay Area Equipment and CCE transactions.

         Operational  costs,  primarily  wages and  benefits  related to cost of products  sold,  increased  from $4.5  million in 2005 to $5.3  million in 2006, primarily due to a $0.7 million  increase in route driver costs  associated with an increased  customer  base.  As of September  30, 2006,  we had 370 drivers as compared to 329 at the same point last year.

         Truck  delivery  expenses  increased  from $1.9 million in 2005 to $2.2 million in 2006 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies in the timing and routing of deliveries.

         Occupancy  and shop costs  related to cost of products  sold  increased from $0.8 million in 2005 to $0.9 million in 2006.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

         Cost of equipment  rentals,  excluding  depreciation and  amortization, increased from $0.7 million in 2005 to $0.8 million in 2006 while  increasing as a percentage of equipment rentals revenue from 6.9% to 7.3%. The increase in the cost  of  equipment  rentals  is  primarily  related  to  additional  wages  and transportation costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling,  general and administrative expenses increased by $1.5 million from  $5.1  million  in 2005 to $6.6  million  in 2006,  while  increasing  as a percentage of total revenues from 18.2% in 2005 to 20.3% in 2006.

         Selling related expenses  increased by $0.4 million,  from $1.0 million in 2005 to $1.4 million in 2006,  primarily the result of the planned conversion of select  independent sales  representatives to salaried employees and expenses directed towards training, marketing and growth opportunities.

         General and  administrative  expenses  increased  by $1.2  million,  or
28.4%,  from $4.0  million in 2005 to $5.2  million in 2006.  This  increase was primarily  the result of  additional  headcount  and  salaries  associated  with strengthening  our  infrastructure in core areas,  increased expense  associated with outstanding customer receivable accounts,  primarily due to the integration of the acquisitions and general economic  conditions,  and an increase in option compensation  associated  with  grants  made to  officers,  key  employees,  and directors over the past twelve months.

DEPRECIATION AND AMORTIZATION

         Depreciation  and  amortization  increased from $4.3 million in 2005 to
$4.8  million in 2006.  As a  percentage  of total  revenues,  depreciation  and amortization expense decreased from 15.4% in 2005 to 15.0% in 2006.

         Depreciation  expense  increased  from  $3.7  million  in  2005 to $4.0 million  in  2006.  The  increase  was due in  large  part to the  purchase  and placement of bulk CO2 tanks at customer sites and equipment from acquisitions.

         Amortization  expense  increased from $0.7 million 2005 to $0.8 million
2006 due to the  increased  amortization  of  intangible  assets  related to our acquisition activities over the last year, and deferred lease acquisition costs.

LOSS ON ASSET DISPOSAL

         Loss on asset  disposal  decreased  from $0.8  million  in 2005 to $0.4 million in 2006, decreasing as a percentage of total revenues from 3.0% to 1.4%.
The decrease in expense is primarily related to the impact of Hurricane Katrina, a major  hurricane,  which  directly or indirectly  impacted our  operations and
assets  in  northwest  Florida  and  in  portions  of  Alabama,   Louisiana  and
Mississippi in 2005.

OPERATING INCOME

         For the reasons  previously  discussed,  operating  income increased by
$0.7 million from $5.0 million in 2005 to $5.7 million in 2006.  As a percentage of total revenues, operating income decreased from 18.0% to 17.7%.

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

INTEREST EXPENSE

         Interest expense increased from $0.4 million in 2005 to $0.6 million in
2006,  while the  effective  interest rate of our debt  increased  from 4.7% per annum in 2005 to 6.5% per annum in 2006 due to rising  libor rates over the past twelve months and the impact of the 2005 Swap. See "Quantitative and Qualitative
Disclosures About Market Risk."

INCOME BEFORE PROVISION FOR INCOME TAXES

         Primarily for the reasons described above,  income before provision for income  taxes  increased  by 7.0%,  from $4.8 million in 2005 to $5.2 million in
2006.

PROVISION FOR INCOME TAXES

         During  the  three  months  ended  September  30,  2005  and  2006,  we recognized a tax provision  consistent  with our  effective  tax rate.  However, while we  anticipate  continuing  to  recognize a full tax  provision  in future periods,  we expect to pay only AMT and  state/local  taxes until such time that our net operating loss carryforwards are fully utilized.

         As of June  30,  2006,  we had net  operating  loss  carryforwards  for federal income tax purposes of approximately $102 million and for state purposes in varying amounts. The net operating loss carryforwards are available to offset future taxable income, if any, through June 2025. In addition,  during the three months ended  September 30, 2006, we  recognized  approximately  $0.5 million in income tax expense  associated  with a decrease in state and local net operating loss carryforwards.  Our effective rate for the three months ended September 30,
2006 was 51.2% as a result of the additional  income tax expense  related to the state and local net operating loss  carryforwards.  If an "ownership change" for federal income tax purposes were to occur in the future,  our ability to use our pre-ownership  change  federal and state net operating loss  carryforwards  (and certain built-in losses, if any) would be subject to an annual usage limitation, which under  certain  circumstances  may prevent us from being able to utilize a portion  of such loss  carryforwards  in future tax  periods  and may reduce our after-tax cash flow.

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

NET INCOME

         For the reasons described above, net income decreased from $3.0 million
2005 to $2.5 million in 2006.

NON-GAAP MEASURES EBITDA AND EBITDA EXCLUDING OPTION COMPENSATION

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

                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                            2006          2005
                                                            ----          ----
Net income                                               $  2,519      $  2,955
Interest expense                                              576           365
Depreciation and amortization                               4,845         4,304
Provision for income taxes                                  2,640         1,865
Gain on financial instrument                                 --            (177)
                                                         --------      --------
EBITDA                                                   $ 10,580      $  9,312
Noncash option compensation                                   699           298
                                                         --------      --------
EBITDA excluding the impact of option compensation       $ 11,279      $  9,610
                                                         ========      ========

Cash flows provided by (used in):
  Operating activities                                   $  8,849      $  7,627
  Investing activities                                   $ (8,316)     $(11,633)
  Financing activities                                   $   (402)     $  3,151

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

LONG TERM DEBT

         On May 27, 2005, we terminated our previous credit facility and entered into a $60.0 million  revolving credit facility with Bank of America,  N.A. (the
"2005 Credit  Facility").  The 2005 Credit Facility  matures on May 27, 2010. We are entitled to select  either Base Rate Loans (as defined) or  Eurodollar  Rate
Loans (as defined),  plus applicable margin, for principal  borrowings under the
2005 Credit  Facility.  Applicable  margin is  determined  by a pricing grid, as amended March 2006,  based on our  Consolidated  Leverage  Ratio (as defined) as follows:

                                       18

         ---------- ---------------------------- ------------------ -----------
          Pricing      Consolidated Leverage      Eurodollar Rate   Base Rate
           Level               Ratio                   Loans          Loans
         ---------- ---------------------------- ------------------ -----------
             I      Greater than or equal to          2.000%          0.500%
                    2.50x
         ---------- ---------------------------- ------------------ -----------
            II      Less than 2.50x but greater       1.750%          0.250%
                    than or equal to 2.00x
         ---------- ---------------------------- ------------------ -----------
            III     Less    than    2.00x   but       1.500%          0.000%
                    greater
                    than or equal to 1.50x
         ---------- ---------------------------- ------------------ -----------
            IV      Less than 1.50x but greater       1.250%          0.000%
                    than or equal to 0.50x
         ---------- ---------------------------- ------------------ -----------
             V      Less than 0.50x                   1.000%          0.000%
         ---------- ---------------------------- ------------------ -----------

         Interest is payable  periodically  on borrowings  under the 2005 Credit
Facility. The 2005 Credit Facility is uncollateralized.  We are required to meet certain affirmative and negative covenants,  including financial  covenants.  We are required to assess our compliance with these  financial  covenants under the
2005 Credit Facility on a quarterly basis.  These financial  covenants are based on a  measure  that  is not  consistent  with  accounting  principles  generally accepted in the United  States of America.  Such measure is EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further  modified by certain defined  adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place us in default and cause the debt outstanding  under the 2005 Credit Agreement to immediately  become due and payable. We were in compliance with all covenants under the 2005 Credit Facility as of June 30, 2005 and all subsequent periods through September 30, 2006.

         As of  September  30, 2006,  a total of $33.8  million was  outstanding pursuant to the 2005 Credit  Facility with a weighted  average  interest rate of
6.6% per annum.

OTHER

         During the three months ended September 30, 2006, our capital resources included cash flows from operations and available  borrowing  capacity under the
2005 Credit  Facility.  We believe that cash flows from operations and available borrowings  under the 2005 Credit  Facility  will be sufficient to fund proposed operations for at least the next twelve months.

         WORKING  CAPITAL.  As of September  30, 2006 and June 30, 2006,  we had
working capital of $18.2 million and $16.7 million, respectively.

         CASH FLOWS FROM  OPERATING  ACTIVITIES:  During 2005 and 2006, net cash
generated  by  operating   activities   was  $7.6  million  and  $8.8   million,
respectively.  Net income,  exclusive  of the addback of non-cash  items such as depreciation  and  amortization,  increased  from $9.9 million to $10.6 million, while  cash  used by our  working  capital  assets  improved  by  $0.5  million.
Typically  the first  fiscal  quarter of each fiscal year  results in the use of cash  from  working  capital  assets  due to the  growth  in  customer  accounts receivable associated with annual seasonality trends.

         CASH FLOWS FROM  INVESTING  ACTIVITIES.  During 2005 and 2006, net cash used in investing  activities was $11.6 million and $8.3 million,  respectively.
Investing  activities in 2005 included $4.7 million paid for the  acquisition of the beverage  carbonation  business of Bay Area Equipment Co., Inc. ("BAE"), and related  acquisition  expenses on September 30, 2005.  Exclusive of  acquisition purchases,  investing activities are primarily  attributable to the acquisition, installation and direct placement costs of bulk CO2 systems.

         CASH FLOWS FROM FINANCING ACTIVITIES.  During 2005, cash flows provided by  financing  activities  was $3.2  million,  compared to $0.4  million used in financing  activities  in 2006.  During 2005,  we borrowed the funds to purchase
BAE, much of which has subsequently been repaid.

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

         As of September 30, 2006, we operated a total of 362  specialized  bulk
CO2 delivery vehicles and technical  service vehicles that logged  approximately
14 million miles over the last twelve  months.  While  significant  increases in fuel prices impact our operating  costs,  such impact is largely  offset by fuel surcharges billed to the majority of our customers.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued, SFAS No. 154, "Accounting for Changes and
Error  Corrections"  ("SFAS 154").  SFAS 154 applies to  accounting  changes and corrections  of errors made in fiscal years  beginning  after December 15, 2005.
SFAS 154  replaces  APB Opinion No. 20,  "ACCOUNTING  CHANGES,"  and SFAS No. 3,
"REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL  STATEMENTS," and changes the requirements  for the  accounting  for and  reporting of a change in  accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, as well as to  changes  required  by an  accounting  pronouncement  in the  unusual instance that the pronouncement does not include specific transition provisions.
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

         In June 2006, the FASB issued  Interpretation  No. 48,  "ACCOUNTING FOR
UNCERTAINTY  IN INCOME  TAXES - AN  INTERPRETATION  OF SFAS NO. 109" ("FIN 48"),
which is effective for fiscal years  beginning  after  December 15, 2006. FIN 48 clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109, "ACCOUNTING
FOR INCOME TAXES" ("SFAS  109").  FIN 48 prescribes a recognition  threshold and measurement attribute for the financial statement recognition and measurement of a tax  position  taken or expected to be taken in a tax return.  The adoption of
FIN 48 will not have a material  impact on our  financial  position,  results of operations, or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As discussed under  "Management's  Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources" above, as of September 30, 2006, a total of $33.8 million was  outstanding  under the 2005
Credit Facility with a weighted average  interest rate of 6.6% per annum.  Based upon the $33.8 million  outstanding  under the 2005 Credit Facility at September
30, 2006, our annual interest cost under the 2005 Credit Facility would increase by $0.3 million for each 1% increase in Eurodollar interest rates.

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

         CHANGES IN INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING.  There was no
 change in our internal control over financial reporting during our first fiscal quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                             NuCO2 Inc.

Dated:  November 9, 2006                     By: /s/ Robert R. Galvin
                                             -----------------------------------
                                             Robert R. Galvin
                                             Chief Financial Officer