Form 10-Q
period 2006-12-31
NUCO2 INC /FL
filed 2007-02-09
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

For the quarterly period ended December 31, 2006

                                       OR

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from                 to
                               ---------------     ---------------

                         Commission file number 0-27378

                                   NUCO2 INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Florida                                               65-0180800
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

   2800 SE Market Place, Stuart, FL                                34997
(Address of Principal Executive Offices)                         (Zip Code)

                                 (772) 221-1754
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate  by check |X| whether  the  registrant:  (1) has filed all reports
required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No|_|

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

              Class                        Outstanding At December 31, 2006
              -----                        --------------------------------
  Common Stock, $.001 par value                  15,821,066 shares

                                   NUCO2 INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Balance Sheets as of December 31, 2006
               (unaudited) and June 30, 2006                                   3

            Statements of Operations for the Three
               Months Ended December 31, 2006 (unaudited) and
               December 31, 2005 (unaudited)                                   4

            Statements of Operations for the Six Months
               Ended December 31, 2006 (unaudited) and
               December 31, 2005 (unaudited)                                   5

            Statement of Shareholders' Equity for the
               Six Months Ended December 31, 2006  (unaudited)                 6

            Statements of Cash Flows for the Six Months
               Ended December 31, 2006 (unaudited) and
               December 31, 2005  (unaudited)                                  8

            Notes to Financial Statements                                     10

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                     15

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                              25

ITEM 4.     CONTROLS AND PROCEDURES                                           25

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                                        26

ITEM 6.     EXHIBITS                                                          26

SIGNATURES                                                                    27

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
                                     NUCO2 INC.
                                   BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                       ASSETS
                                       ------
                                                                 December 31,    June 30,
                                                                     2006          2006
                                                                 ------------    --------
                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents                                       $    187       $    341
  Trade accounts receivable; net of allowance for doubtful
    accounts of $2,091 and $2,538, respectively                     13,480         12,955
  Inventories                                                          306            302
  Prepaid insurance expense and deposits                             3,795          5,846
  Prepaid expenses and other current assets                          2,556          1,465
  Deferred tax assets - current portion                              8,473          8,598
                                                                  --------       --------
    Total current assets                                            28,797         29,507
                                                                  --------       --------

Property and equipment, net                                        125,300        119,603
                                                                  --------       --------

Goodwill, net                                                       25,941         25,794
Deferred financing costs, net                                          290            333
Customer lists, net                                                  7,655          8,372
Non-competition agreements, net                                        838          1,181
Deferred lease acquisition costs, net                                5,458          5,225
Deferred tax assets, net                                             6,594          8,807
Other                                                                  203            185
                                                                  --------       --------
                                                                    46,979         49,897
                                                                  --------       --------
    Total assets                                                  $201,076       $199,007
                                                                  ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable                                                $  7,564       $  6,883
  Accrued expenses                                                   1,557          1,208
  Accrued insurance                                                  1,069          3,543
  Accrued interest                                                     132            165
  Accrued payroll                                                      737            652
  Other current liabilities                                            198            377
                                                                  --------       --------
    Total current liabilities                                       11,257         12,828

Long-term debt                                                      30,500         35,450
Customer deposits                                                    4,113          3,805
                                                                  --------       --------
    Total liabilities                                               45,870         52,083
                                                                  --------       --------

Commitments and contingencies
Shareholders' equity:
  Common stock; par value $.001 per share; 30,000,000 shares authorized; issued 15,836,366 shares at December 31, 2006
    and 15,654,042 shares at June 30, 2006                              16             16
  Additional paid-in capital                                       171,346        166,617
  Less treasury stock at cost; 15,300 shares at December 31,
    2006 and 8,500 shares at June 30, 2006                            (406)          (235)
  Accumulated deficit                                              (15,863)       (19,765)
  Accumulated other comprehensive income                               113            291
                                                                  --------       --------
    Total shareholders' equity                                     155,206        146,924
                                                                  --------       --------
      Total liabilities and shareholders' equity                  $201,076       $199,007
                                                                  ========       ========

See accompanying notes to financial statements.

                                          3

                                   NUCO2 INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       Three Months Ended December 31,
                                                       -------------------------------
                                                               2006       2005
                                                               ----       ----
Revenues:
  Product sales                                               $21,319    $18,895
  Equipment rentals                                            10,642      9,858
                                                              -------    -------

Total revenues                                                 31,961     28,753
                                                              -------    -------

Costs and expenses:
  Cost of products sold, excluding depreciation and
    amortization                                               13,797     12,074
  Cost of equipment rentals, excluding depreciation
    and amortization                                            1,949        807
  Selling, general and administrative expenses                  7,834      6,172
  Depreciation and amortization                                 4,897      4,556
  Loss on asset disposal                                          542        398
                                                              -------    -------
                                                               29,019     24,007
                                                              -------    -------

Operating income                                                2,942      4,746
Interest expense                                                  550        543
                                                              -------    -------

Income before provision for income taxes                        2,392      4,203
Provision for income taxes                                      1,009      1,564
                                                              -------    -------

Net income                                                    $ 1,383    $ 2,639
                                                              =======    =======

Weighted average outstanding shares of common stock:
  Basic                                                        15,776     15,365
                                                              =======    =======
  Diluted                                                      16,087     15,892
                                                              =======    =======

Net income per basic share                                    $  0.09    $  0.17
                                                              =======    =======
Net income per diluted share                                  $  0.09    $  0.17
                                                              =======    =======

See accompanying notes to financial statements.

                                   NUCO2 INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         Six Months Ended December 31,
                                                         -----------------------------
                                                               2006       2005
                                                               ----       ----
Revenues:
  Product sales                                               $42,870    $36,933
  Equipment rentals                                            21,447     19,685
                                                              -------    -------

Total revenues                                                 64,317     56,618
                                                              -------    -------

Costs and expenses:
  Cost of products sold, excluding depreciation and
    amortization                                               27,783     24,061
  Cost of equipment rentals, excluding depreciation
    and amortization                                            2,740      1,483
  Selling, general and administrative expenses                 14,391     11,255
  Depreciation and amortization                                 9,742      8,860
  Loss on asset disposal                                          984      1,205
                                                              -------    -------
                                                               55,640     46,864
                                                              -------    -------

Operating income                                                8,677      9,754
Gain on financial instrument                                     --         (177)
Interest expense                                                1,126        908
                                                              -------    -------

Income before provision for income taxes                        7,551      9,023
Provision for income taxes                                      3,649      3,429
                                                              -------    -------

Net income                                                    $ 3,902    $ 5,594
                                                              =======    =======

Weighted average outstanding shares of common stock:
  Basic                                                        15,725     15,337
                                                              =======    =======
  Diluted                                                      16,035     15,846
                                                              =======    =======

Net income per basic share                                    $  0.25    $  0.36
                                                              =======    =======
Net income per diluted share                                  $  0.24    $  0.35
                                                              =======    =======

See accompanying notes to financial statements.

                                              NUCO2 INC.
                                   STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                              (UNAUDITED)

                                             Common Stock        Additional        Treasury Stock
                                       ------------------------   Paid-In     ------------------------
                                         Shares       Amount      Capital         Shares     Amount
                                         ------       ------      -------         ------     ------

Balance, June 30, 2006                 15,654,042   $       16   $  166,617        8,500   $     (235)
Comprehensive income:
  Net income                                 --           --           --           --           --
  Other comprehensive income:
    Interest rate swap transaction           --           --           --           --           --
Total comprehensive income
Share-based compensation                     --           --          1,944         --           --
Excess tax benefits from share-based
  arrangements                               --           --          1,174         --           --
Issuance of 182,324 shares of common
  stock - exercise of options             182,324         --          1,611         --           --
Purchase of treasury stock                   --           --           --          6,800         (171)
                                       ----------   ----------   ----------       ------   ----------
Balance, December 31, 2006             15,836,366   $       16   $  171,346       15,300   $     (406)
                                       ==========   ==========   ==========       ======   ==========

See accompanying notes to financial statements.

                                                   6

                                   NUCO2 INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       Accumulated
                                                          Other         Total
                                         Accumulated  Comprehensive Shareholders'
                                           Deficit       Income        Equity
                                           -------       ------        ------
Balance, June 30, 2006                   $ (19,765)    $     291     $ 146,924
Comprehensive income:
  Net income                                 3,902          --           3,902
  Other comprehensive income:
    Interest rate swap transaction            --            (178)         (178)
                                                                     ---------
Total comprehensive income                                               3,724
Share-based compensation                      --            --           1,944
Excess tax benefits from share-based
  arrangements                                --            --           1,174
Issuance of 182,324 shares of common
  stock - exercise of options                 --            --           1,611
Purchase of treasury stock                    --            --            (171)
                                         ---------     ---------     ---------
Balance, December 31, 2006               $ (15,863)    $     113     $ 155,206
                                         =========     =========     =========

See accompanying notes to financial statements.

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       Six Months Ended December 31,
                                                       -----------------------------
                                                              2006        2005
                                                              ----        ----

Cash flows from operating activities:
Net income                                                 $  3,902    $  5,594
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization of property
        and equipment                                         8,120       7,434
      Amortization of other assets                            1,622       1,426
      Loss on asset disposal                                    984       1,205
      Change in net deferred tax asset                        3,512       3,141
      Share-based compensation                                1,944       1,085
      Excess tax benefits from share-based arrangements      (1,174)       --
      Gain on financial instrument                             --          (177)
      Changes in operating assets and liabilities:
        Decrease (increase) in:
          Trade accounts receivable                            (525)     (3,767)
          Inventories                                            (4)        (28)
          Prepaid insurance expense and deposits              2,051        (439)
          Prepaid expenses and other current assets          (1,269)       (959)
        Increase (decrease) in:
          Accounts payable                                      681       2,531
          Accrued expenses                                      401         427
          Accrued insurance                                  (2,474)        108
          Accrued payroll                                        85        (873)
          Accrued interest                                      (33)         74
          Other current liabilities                            (180)        206
          Customer deposits                                     310         196
                                                           --------    --------

       Net cash provided by operating activities             17,953      17,184

Cash flows from investing activities:
  Purchase of property and equipment                        (14,694)    (15,130)
  Increase in deferred lease acquisition costs               (1,058)     (1,134)
  Acquisition of businesses                                    --        (4,673)
  Increase in other assets                                      (19)         (7)
                                                           --------    --------

       Net cash used in investing activities               $(15,771)   $(20,944)
                                                           --------    --------

See accompanying notes to financial statements.

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Continued)

                                                       Six Months Ended December 31,
                                                       -----------------------------
                                                               2006      2005
                                                             --------   --------
Cash flows from financing activities:
  Net proceeds from issuance of long-term debt               $ 2,550    $ 9,750
  Repayment of long-term debt                                 (7,500)    (7,500)
  Issuance costs - common stock                                 --         (193)
  Increase in deferred financing costs                          --          (18)
  Exercise of options and warrants                             1,440        936
  Excess tax benefits from share-based arrangements            1,174       --
                                                             -------    -------

     Net cash (used in) provided by financing activities      (2,336)     2,975
                                                             -------    -------

Decrease in cash and cash equivalents                           (154)      (785)
Cash and cash equivalents, beginning of period                   341        968
                                                             -------    -------

Cash and cash equivalents, end of period                     $   187    $   183
                                                             =======    =======

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:

     Interest                                                $ 1,160    $   834
                                                             =======    =======

     Income taxes                                            $   235    $    24
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

      The  financial  information  included in this report has been  prepared in conformity  with the  accounting  principles,  and  methods  of  applying  those accounting  principles,  reflected in the audited  financial  statements for the fiscal year ended June 30, 2006 of NuCO2 Inc. (the  "Company")  included in Form
10-K ("Form 10-K"), filed with the Securities and Exchange Commission.

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
FINANCIAL  STATEMENTS,"  and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, as well as to changes required by an accounting pronouncement  in the unusual instance that the  pronouncement  does not include specific transition provisions. SFAS 154 provides guidance on the accounting for and  reporting of  accounting  changes and error  corrections.  It  establishes, unless  impracticable,  retrospective  application  as the  required  method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of
SFAS 154 did not have a material  impact on the  Company's  financial  position, results of operations, or cash flows.

      In June 2006,  the FASB  issued  Interpretation  No. 48,  "ACCOUNTING  FOR
UNCERTAINTY  IN INCOME  TAXES - AN  INTERPRETATION  OF SFAS NO. 109" ("FIN 48"),
which is effective for fiscal years  beginning  after  December 15, 2006. FIN 48 clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109, "ACCOUNTING
FOR INCOME TAXES" ("SFAS  109").  FIN 48 prescribes a recognition  threshold and measurement attribute for the financial statement recognition and measurement of a tax  position  taken or expected to be taken in a tax return.  The adoption of
FIN 48 did not have a  material  impact  on the  Company's  financial  position, results of operations, or cash flows.

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
ACQUIRING LOANS AND INITIAL DIRECT COSTS OF LEASES."

      Please see the Company's  Form 10-K for a discussion of other  significant accounting policies.

NOTE 3.     ACQUISITIONS

      On September  30, 2005,  the Company  purchased  the beverage  carbonation business of privately  owned Bay Area  Equipment  Co., Inc.  ("BAE"),  for total consideration of $5.2 million, of which $4.7 million was paid at closing and the remaining  $0.5  million is payable  over the next year.  The  Company  acquired approximately  2,500  customer  accounts,  including  1,000  tanks  in  service, vehicles,  parts,  and supplies.  The acquisition of BAE's beverage  carbonation business,  which operated in northern  California,  provides further penetration and increased  operating  efficiencies  in that market.  The purchase  price was allocated between tangible assets,  intangible  assets, and goodwill as follows:
$1.5 million for tangible  assets,  $1.9 million for intangible  assets and $1.8 million for  goodwill.  Tangible  assets are being  depreciated  over a weighted average life of approximately  eight years, while intangible  assets,  excluding goodwill, are being amortized over a weighted average life of approximately five years.

      On June 30,  2006,  the  Company  acquired  approximately  3,000  customer accounts and 2,400 bulk CO2 tanks, most of which were in service, from Coca-Cola
Enterprises Inc. ("CCE") for approximately $5.0 million.  The purchase price was allocated  between tangible and intangible  assets as follows:  $1.9 million for tangible  assets,  $1.8  million  for  intangible  assets and $1.3  million  for goodwill.  Tangible assets are being depreciated over a weighted average life of approximately 11 years, while intangible assets,  excluding goodwill,  are being amortized over a weighted average life of approximately 10 years.

      As of December 31, 2006,  the Company had  evaluated  the assets  received from CCE,  including  customer  accounts and bulk CO2 tanks,  as compared to the preliminary  listing  provided by CCE and adjusted the purchase price allocation accordingly.  The final  allocation  resulted in a decrease in customer lists of
$0.1 million, offset by an increase in goodwill of $0.1 million.

      Goodwill was recorded for the above  transactions as the purchase price of each  acquisition  exceeded the fair market value of the tangible and intangible assets acquired.

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

                                                           Three Months Ended December 31,        Six Months Ended December 31,
                                                           -------------------------------        -----------------------------
                                                               2006              2005                  2006             2005
                                                             -------           -------               -------          -------

Weighted average shares outstanding - basic                   15,776             15,365               15,725           15,337

Outstanding  options and warrants to purchase
 shares of common stock - remaining shares
 after assuming repurchase with proceeds from exercise           311                527                  310              509
                                                              ------             ------               ------           ------

Weighted average shares outstanding - diluted                 16,087             15,892               16,035           15,846
                                                              ======             ======               ======           ======

      (B) OTHER COMPREHENSIVE INCOME

      The  components  of other  comprehensive  income  are as  follows  for the periods presented (in thousands):

                                                           Three Months Ended December 31,        Six Months Ended December 31,
                                                           -------------------------------        -----------------------------
                                                               2006              2005                  2006             2005
                                                             -------           -------               -------          -------

Net income                                                   $ 1,383           $ 2,639               $ 3,902          $ 5,594
Interest rate swap transaction (Note 5)                            2                17                  (178)            (225)
                                                             -------           -------               -------          -------

Comprehensive income                                         $ 1,385           $ 2,656               $ 3,724          $ 5,369
                                                             =======           =======               =======          =======

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

                 ------------------------------------------------
                 Pricing    Consolidated     Eurodollar   Base
                  Level       Leverage          Rate      Rate
                                Ratio           Loans     Loans
                 ------------------------------------------------
                    I    Greater than or       2.000%    0.500%
                         equal to
                         2.50x
                 ------------------------------------------------
                   II    Less than 2.50x       1.750%    0.250%
                         but greater
                         than or equal to
                         2.00x
                 ------------------------------------------------
                   III   Less than 2.00x       1.500%    0.000%
                         but greater
                         than or equal to
                         1.50x
                 ------------------------------------------------
                   IV    Less than 1.50x       1.250%    0.000%
                         but greater
                         than or equal to
                         0.50x
                 ------------------------------------------------
                    V    Less than 0.50x       1.000%    0.000%
                 ------------------------------------------------

      Interest  is payable  periodically  on  borrowings  under the 2005  Credit
Facility. The 2005 Credit Facility is uncollateralized. The Company is required, on a  quarterly  basis,  to assess and meet  certain  affirmative  and  negative covenants, including financial covenants. These financial covenants are based on a measure that is not consistent with accounting  principles  generally accepted in the United  States of America.  Such  measure is EBITDA (as  defined),  which represents earnings before interest,  taxes,  depreciation and amortization,  as further  modified  by certain  defined  adjustments.  The  failure to meet these covenants,  absent a waiver or amendment, would place the Company in default and cause the debt outstanding under the 2005 Credit Facility to immediately  become due and payable. The Company was in compliance with all covenants under the 2005
Credit  Facility  as of the first  assessment  date on June 30, 2005 and through
December 31, 2006.

      As of December 31, 2006, a total of $30.5  million was  outstanding  under the 2005 Credit Facility, primarily consisting of Libor (Eurodollar Rate) loans, with a weighted average interest rate of 6.6% per annum.

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

      In order to reduce the  Company's  exposure  to  increases  in  Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap  transaction  (the "Swap") on October 2, 2003, in the amount of $20.0 million (the "Notional  Amount") with an effective date of March
15, 2004 and a maturity  date of September 15, 2005.  Pursuant to the Swap,  the
Company  paid  a  fixed  interest  rate  of  2.12%  per  annum  and  received  a
Eurodollar-based  floating  rate.  The effect of the Swap was to neutralize  any changes  in  Eurodollar  rates  on the  Notional  Amount.  As the  Swap  was not effective  until March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such,  an  unrealized  loss of $0.2  million  was  recognized  in the
Company's  statement  of  operations  for the fiscal  year ended June 30,  2004, reflecting  the change in fair value of the Swap from inception to the effective date. As of March 15, 2004, the Swap met the  requirements to be designated as a cash flow hedge and was deemed a highly effective transaction.  Accordingly, the
Company recorded $0.2 million  representing the change in fair value of the Swap from March 15, 2004 through September 15, 2005, as other  comprehensive  income, and  the  previously  recorded  loss of  $0.2  million  was  reversed  upon  the termination  of the Swap in December 31, 2005 and  recognized  in the  Company's statement of operations during the six months ended December 31, 2005.

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
Accordingly,  changes  in the fair  value of Swap A and Swap B are  recorded  as other comprehensive  income.  During the six months ended December 31, 2006, the
Company recorded $0.2 million, representing the change in fair value of the 2005
Swap from June 30, 2006 through December 31, 2006, as other  comprehensive  loss
(see Note 4).

NOTE 6.     SHAREHOLDERS' EQUITY

      (A) STOCK OPTION PLANS

      The Company  recognized  $1.2 million and $1.9 million  ($0.9  million and
$1.4 million, net of income taxes) in stock option compensation during the three and six months  ended  December  31, 2006 as  compared to $0.8  million and $1.1 million ($0.6  million and $0.8  million,  net of income taxes) during the three and six months ended  December 31, 2005.  During the three months ended December
31, 2006, the Company  changed the method to calculate  stock option  volatility based on closing  stock price in  accordance  with SFAS No.  123R,  "SHARE-BASED
PAYMENTS."  In  addition,  the Company  revised  the  estimate of fair value for certain  awards  granted in fiscal 2006 under the  Company's  2005 stock  option plans to  reflect  the  date  the 2005  plans  were  approved  by the  Company's shareholders.  The additional expense from these actions,  $0.5 million,  is not material to the prior  year's  results of  operations,  nor is it expected to be material to the current year's results of operations.  No significant  grants or forfeitures occurred during the six months ended December 31, 2006.

      (B) SHARE REPURCHASE PLAN

      On January 29, 2007, the Company's  Board of Directors  authorized a share repurchase  program under which the Company may  repurchase up to $50 million of the  Company's  common  shares  from  time to time in the  open  market  through
December 31, 2007. The share repurchase  program  commenced on February 5, 2007.
The  share  repurchase  plan  does not  obligate  the  Company  to  acquire  any particular amount of shares and may be suspended at any time.

NOTE 7.     INCOME TAXES

      The Company accounts for income taxes under SFAS No. 109,  "ACCOUNTING FOR
INCOME TAXES" ("SFAS 109"). Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary  differences between the carrying amounts of assets and  liabilities  for  financial  reporting  purposes  and the amounts used for income tax purposes.

      As of June 30, 2006, the Company had net operating loss  carryforwards for federal income tax purposes of approximately $102 million and for state purposes in varying amounts,  expiring  through June 2025.  During the three months ended
September 30, 2006, the Company recognized  approximately $0.5 million in income tax expense  associated  with a decrease in state and local net  operating  loss carryforwards. The Company's effective rate for the three months ended September
30, 2006  increased  to 51.2% as a result of the  additional  income tax expense related to the state and local net  operating  loss  carryforwards  whereas  the effective rate during the three months ended December 31, 2006 was 42.2%.  If an
"ownership  change" for federal income tax purposes were to occur in the future, the Company's ability to use its  pre-ownership  federal and state net operating loss  carryforwards (and certain built-in losses, if any) would be subject to an annual  usage  limitation,  which under  certain  circumstances  may prevent the
Company  from  being able to  utilize a portion  of such loss  carryforwards  in future tax periods and may reduce its after-tax cash flow.

      During the three and six months  ended  December  31,  2006,  the  Company recorded $0.6 million and $1.2  million,  respectively,  as  additional  paid-in capital  representing the excess tax benefit  associated with the  disqualifying disposition  of  incentive  stock  options and exercise of  non-qualified  stock options.

NOTE 8.     COMMITMENTS AND CONTINGENCIES

      During August 2006, the Company  settled  litigation in connection  with a fatality at a customer's  premises on January 8, 2005 for $3.0 million which was covered under the Company's umbrella  insurance policy.  Such amount is recorded in the Company's balance sheet as of June 30, 2006, in Prepaid Insurance Expense and Deposits with an offsetting liability recorded in Accrued Insurance.

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
CAUTIONED THAT THESE  FORWARD-LOOKING  STATEMENTS ARE ONLY  PREDICTIONS  AND ARE
SUBJECT TO RISKS, UNCERTAINTIES,  AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.
THEREFORE,  ACTUAL  RESULTS  MAY  DIFFER  MATERIALLY  AND  ADVERSELY  FROM THOSE
EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

      We believe we are the  leading  supplier  of bulk CO2 systems and bulk CO2 for carbonating  fountain  beverages in the United States based on the number of bulk CO2 systems  leased to  customers  and the only  company in our industry to operate a national  network of bulk CO2 service  locations.  As of December  31,
2006,  we  operated  a  national  network  of 126  service  locations  servicing approximately 116,000 customer locations in 45 states. Currently,  virtually all fountain beverage users in the continental  United States are within our present service  area.  On September  30, 2005,  we purchased  the beverage  carbonation business in northern  California  of Bay Area  Equipment  Co.,  Inc. We acquired approximately  2,500  customer  accounts,  including  1,000  tanks  in  service, vehicles,  parts, and supplies.  In addition,  on June 30, 2006, we acquired the bulk CO2  beverage  carbonation  business  in 18  states  in the  southwest  and midwest,  as well as parts of the southeast,  of Coca-Cola  Enterprises  Inc. We acquired  approximately 3,000 accounts,  including 2,400 tanks in service. These acquisitions  provide further penetration and operating  efficiencies in markets in which we operate.

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

      Generally,  our experience has been that as our service  locations  mature their gross profit margins  improve as a result of business  volume growth while fixed  costs  remain  essentially  unchanged.  New service  locations  typically operate at low or negative  gross  margins in the early  stages and detract from our highly profitable service locations in more mature markets.  Accordingly, we believe that we are in position to build our customer base while maintaining and improving upon our superior  levels of customer  service,  with minimal  changes required to support our  infrastructure.  However,  while the past several years have  been  years of  strong  growth,  for the  foreseeable  future,  we plan to increase  our  focus  on  improving  operating  effectiveness,  pricing  for our services and strengthening our workforce.

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

      Cost of  products  sold is  comprised  of  purchased  CO2 and  vehicle and service  location costs  associated  with the storage and delivery of CO2. As of
December  31,  2006,  we operated a total of 362  specialized  bulk CO2 delivery vehicles and technical  service  vehicles that logged  approximately  15 million miles over the last twelve months. While significant fluctuations in fuel prices impact our operating  costs,  such impact is largely  offset by fuel  surcharges billed to the majority of our customers.  Consequently,  while the impact on our gross profit and operating income is substantially mitigated, rising fuel prices do result in lower gross profit margins.  Cost of equipment rentals is comprised of costs  associated with customer  equipment  leases,  including the repair and refurbishment of leased assets.  Selling,  general and  administrative  expenses consist of wages and benefits,  dispatch and  communications  costs,  as well as expenses  associated  with  marketing,  administration,  accounting and employee training. Consistent with the capital intensive nature of our business, we incur
significant   depreciation  and  amortization  expenses.  These  stem  from  the
depreciation   of  our  bulk  CO2  systems  and  related   installation   costs,
amortization of deferred lease  acquisition  costs, and amortization of deferred financing costs and other intangible assets.  With respect to company-owned bulk
CO2  systems,   we  capitalize   direct   installation   costs  associated  with
installation of such systems with customers under  non-cancelable  contracts and which would not be incurred but for a successful  placement.  All other service, marketing and administrative costs are expensed as incurred.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated,  the percentage relationship which the various items bear to total revenues:

                                                       Three Months Ended December 31,       Six Months Ended December 31,
                                                       -------------------------------       -----------------------------
Income Statement Data:                                   2006                  2005            2006                 2005
                                                       --------              --------        --------             --------

Product sales                                            66.7%                  65.7%           66.7%                65.2%
Equipment rentals                                        33.3                   34.3            33.3                 34.8
                                                        -----                  -----           -----                -----
Total revenues                                          100.0                  100.0           100.0                100.0

Cost of products sold, excluding
    depreciation and amortization                        43.2                   42.0            43.2                 42.5
Cost of equipment rentals, excluding
    depreciation and amortization                         6.1                    2.8             4.3                  2.6
Selling, general and administrative expenses             24.5                   21.5            22.4                 19.9
Depreciation and amortization                            15.3                   15.8            15.1                 15.6
Loss on asset disposal                                    1.7                    1.4             1.5                  2.2
                                                        -----                  -----           -----                -----
Operating income                                          9.2                   16.5            13.5                 17.2
Unrealized (gain) loss on financial instrument             --                     --              --                 (0.3)
Interest expense                                          1.7                    1.9             1.8                  1.6
                                                        -----                  -----           -----                -----

Income before income taxes                                7.5                   14.6            11.7                 15.9
Provision for income taxes                                3.2                    5.4             5.6                  6.0
                                                        -----                  -----           -----                -----
Net income                                                4.3%                   9.2%            6.1%                 9.9%
                                                        =====                  =====           =====                =====

THREE  MONTHS  ENDED  DECEMBER  31, 2006  COMPARED TO THE THREE  MONTHS  ENDED
DECEMBER 31, 2005

TOTAL REVENUES

      Total revenues increased by $3.2 million,  or 11.2%, from $28.8 million in
2005 to $32.0 million in 2006.  Revenues derived from our bulk CO2 service plans increased  by $2.7  million,  primarily  due to an  increase  in the  number  of customer  locations,  while  revenues  derived  from the  sale of high  pressure cylinder products, fuel surcharges, equipment sales and other revenues increased by $0.5  million.  The number of customer  locations  utilizing our products and services increased from approximately  106,000 customers at December 31, 2005 to approximately  116,000  customers at December 31, 2006, due primarily to organic growth and the acquisition of 3,000 customer accounts from Coca-Cola Enterprises
Inc.  (CCE) on June 30, 2006,  for which there was no  corresponding  revenue in
2005.

      The following table sets forth, for the periods indicated,  the percentage of total revenues by service plan:

                                                    Three Months Ended December 31,
                                                    -------------------------------
Service Plan                                            2006                2005
                                                    -----------         -----------
      Bulk budget plan(1)                              51.3%                52.6%
      Equipment lease/product purchase plan(2)         17.7                 16.3
      Product purchase plan(3)                         10.7                 10.2
      High pressure cylinder(4)                         5.8                  5.1
      Other revenues(5)                                14.5                 15.8
                                                      -----                -----
                                                      100.0%               100.0%
                                                      =====                =====

      (1) Combined fee for bulk CO2 tank and bulk CO2.
      (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
      (3) Bulk CO2 only.
      (4) High pressure CO2 cylinders and non-CO2 gases.
      (5) Surcharges and other charges.

      PRODUCT  SALES - Revenues  derived from the product  sales  portion of our service plans increased by $2.4 million, or 12.8%, from $18.9 million in 2005 to
$21.3  million in 2006.  The increase in revenues is  primarily  due to an 11.1%
increase in the average  number of customer  locations  serviced.  In  addition, sales of products and services other than bulk CO2 increased by $0.5 million due in large part to an increase in revenues  derived from cylinder  products,  fuel surcharges, equipment sales and other revenues.

      EQUIPMENT RENTALS - Revenues derived from the lease portion of our service plans  increased by $0.8  million,  or 8.0%,  from $9.9 million in 2005 to $10.6 million in 2006,  primarily  due to a 10.3%  increase in the  average  number of customer  locations  leasing  equipment from us, including the impact of the CCE transaction  and  price  increases  to a  significant  number  of our  customers consistent with the Consumer Price Index,  offset by incentive  pricing provided to multiple national restaurant  organizations utilizing our equipment under the bulk budget plan and equipment  lease/product  purchase plans pursuant to master service  agreements.  The number of customer locations renting equipment from us increased from approximately 87,000 at December 31, 2005 to approximately 96,000 at December 31, 2006.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost of products sold, excluding depreciation and amortization,  increased from $12.1  million  in 2005 to $13.8  million in 2006,  while  increasing  as a percentage of product sales revenue from 63.9% to 64.7%.

      Product costs  increased by $0.5 million from $4.8 million in 2005 to $5.3 million in 2006.  The base price with our primary  supplier of CO2  increased by the Producer  Price Index,  while the volume of CO2 sold by us increased  10.5%, primarily due to the increase in our average customer base.

      Operational  costs,  primarily  wages  and  benefits  related  to  cost of products  sold,  increased  from $4.5  million in 2005 to $5.6  million in 2006, primarily due to a $1.0 million  increase in personnel costs  associated with an increased  customer base. As of December 31, 2006, we had 373 full time delivery personnel  as compared to 329 at the  beginning of the  comparable  quarter last year.

      Truck  delivery  expenses  increased  from  $1.8  million  in 2005 to $2.1 million in 2006 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies in the timing and routing of deliveries.

      Occupancy and shop costs related to cost of products sold remained  steady at $0.9 million in both 2005 and 2006.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost  of  equipment  rentals,  excluding  depreciation  and  amortization, increased from $0.8 million in 2005 to $1.9 million in 2006 while  increasing as a percentage of equipment  rentals  revenue from 8.2% to 18.3%.  During 2006, we made a strategic  decision to be more selective  with customer  activations on a going  forward  basis,  while  improving  both  operating  and customer  service metrics.  As  part  of  this  decision,  rather  than  reducing  the  number  of technicians,  we are  increasing  our  emphasis on the  assessment,  upgrade and service  of our bulk  CO2  tanks  at  customer  sites.  To the  degree  that our installers and other personnel are involved in such  activities,  as compared to initial  installation of tanks at customer sites, which consumed the substantial majority of our  technicians'  efforts over the past several years,  the related expense is recognized  in our  statement of  operations  as incurred.  In future periods,  we also expect to increase our  capacity to repair and service  tanks, which will reduce our need to purchase new tanks.  Tank repair and service costs are  expensed  as incurred  as  compared  to the  purchase  of a tank,  which is capitalized at cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general and  administrative  expenses  increased by $1.6 million from  $6.2  million  in 2005 to $7.8  million  in 2006,  while  increasing  as a percentage of total revenues from 21.5% in 2005 to 24.5% in 2006.

      Selling related expenses  increased by $0.2 million,  from $1.2 million in
2005 to $1.4 million in 2006,  primarily the result of the planned conversion of select  independent  sales  representatives  to salaried  employees and expenses directed  towards  training,  marketing and growth  opportunities  ramping up in
2005. However, in October 2006 and in January 2007, as part of our new strategic growth plan,  we reduced our sales force by 28  associates,  the effect of which will impact future periods.

      General and administrative  expenses increased by $1.5 million,  or 30.1%, from $5.0 million in 2005 to $6.5 million in 2006.  This  increase was primarily the result of additional  headcount and salaries  associated with  strengthening
our   infrastructure   in  core  areas,   increased   expense   associated  with
uncollectible customer receivable accounts,  primarily due to the integration of acquisitions  and  general  economic  conditions,  and  an  increase  in  option compensation  associated  with  grants  made to  officers,  key  employees,  and directors  over the past twelve  months.  During the three months ended December
31, 2006, we changed the method to calculate  stock option  volatility  based on closing stock price in accordance with SFAS No. 123R, "SHARE-BASED PAYMENTS." In addition,  we revised the estimate of fair value for certain  awards  granted in fiscal 2006 under our 2005 stock option plans to reflect the date the 2005 plans were approved by our  shareholders.  The additional  expense from these actions,
$0.5 million, is not material to the prior year's results of operations,  nor is it  expected  to be  material  to the  current  year's  results  of  operations.
Accordingly,  we  recognized  $1.2  million  of option  compensation  in 2006 as compared to $0.8 million the same period last year.  The expense  recognized  in
2006 is  consistent  with the vesting  expectations  for the fiscal year. To the degree that vesting expectations  increase or decrease,  such expense or benefit will be reflected in the last two quarters of the fiscal year.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  increased from $4.6 million in 2005 to $4.9
million  in  2006.  As  a  percentage  of  total  revenues,   depreciation   and
amortization expense decreased from 15.8% in 2005 to 15.3% in 2006.

      Depreciation  expense  increased from $3.8 million in 2005 to $4.1 million in 2006.  The increase  was due in large part to the  purchase and  placement of additional  bulk  CO2  tanks at  customer  sites  and  equipment  obtained  from acquisitions.

      Amortization expense was $0.8 million in both 2005 and 2006.

LOSS ON ASSET DISPOSAL

      Loss on asset disposal increased from $0.4 million in 2005 to $0.5 million in 2006, increasing as a percentage of total revenues from 1.4% to 1.7%.

OPERATING INCOME

      For the reasons previously  discussed,  operating income decreased by $1.9 million from $4.8 million in 2005 to $2.9  million in 2006.  As a percentage  of total revenues, operating income decreased from 16.5% to 9.2%.

INTEREST EXPENSE

      Interest  expense  increased  from $0.5 million in 2005 to $0.6 million in
2006,  while the  effective  interest rate of our debt  increased  from 6.1% per annum in 2005 to 6.7% per annum in 2006 due to rising  libor rates over the past twelve months and the impact of the 2005 Swap. See "Quantitative and Qualitative
Disclosures About Market Risk."

INCOME BEFORE PROVISION FOR INCOME TAXES

      Primarily for the reasons  described  above,  income before  provision for income taxes decreased by $1.8 million,  or 43.1%,  from $4.2 million in 2005 to
$2.4 million in 2006.

PROVISION FOR INCOME TAXES

      During the three months ended  December 31, 2005 and 2006, we recognized a tax  provision  consistent  with  our  effective  tax  rate.  However,  while we anticipate  continuing to recognize a full tax provision in future  periods,  we expect  to pay only AMT and  state/local  taxes  until  such  time  that our net operating loss carryforwards are fully utilized.  Our effective rate in 2006 was
42.2% compared to 37.2% last year.

NET INCOME

      For the reasons  described  above,  net income decreased from $2.6 million
2005 to $1.4 million in 2006.

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

                                                      Three Months Ended December 31,
                                                      -------------------------------
                                                          2006               2005
                                                      ------------       ------------
Net income                                             $  1,383            $  2,639
Interest expense                                            550                 543
Depreciation and amortization                             4,897               4,556
Provision for income taxes                                1,009               1,564
                                                       --------            --------
EBITDA                                                 $  7,839            $  9,302
Noncash option compensation                               1,245                 787
                                                       --------            --------
EBITDA excluding the impact of option compensation     $  9,084            $ 10,089
                                                       ========            ========

Cash flows provided by (used in):
  Operating activities                                 $  9,105            $  9,557
  Investing activities                                 $ (7,455)           $ (9,311)
  Financing activities                                 $ (1,935)           $   (176)

SIX MONTHS ENDED  DECEMBER 31, 2006 COMPARED TO THE SIX MONTHS ENDED  DECEMBER
31, 2005

TOTAL REVENUES

      Total revenues increased by $7.7 million,  or 13.6%, from $56.6 million in
2005 to $64.3 million in 2006.  Revenues derived from our bulk CO2 service plans increased  by $5.9  million,  primarily  due to an  increase  in the  number  of customer  locations,  while  revenues  derived  from the  sale of high  pressure cylinder products, fuel surcharges, equipment sales and other revenues increased by $1.8  million.  The number of customer  locations  utilizing our products and services increased from approximately  99,000 customers at the beginning of 2005 to  approximately  116,000  customers  at December 31,  2006,  due  primarily to organic growth and the acquisition of approximately 2,500 customer accounts from
Bay Area  Equipment  Co.,  Inc. on  September  30, 2005 for which there was only three months of corresponding  revenue in 2005 and 3,000 customer  accounts from
CCE on June 30, 2006, for which there was no corresponding revenue in 2005.

      The following table sets forth, for the periods indicated,  the percentage of total revenues by service plan:

                                                       Six Months Ended December 31,
                                                       -----------------------------
      Service Plan                                         2006             2005
                                                        ----------       ----------
            Bulk budget plan(1)                             51.6%            53.8%
            Equipment lease/product purchase plan(2)        18.0             16.7
            Product purchase plan(3)                        10.6             10.3
            High pressure cylinder(4)                        5.5              5.0
            Other revenues(5)                               14.3             14.2
                                                           -----            -----
                                                           100.0%           100.0%
                                                           =====            =====

            (1) Combined fee for bulk CO2 tank and bulk CO2.
            (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
            (3) Bulk CO2 only.
            (4) High pressure CO2 cylinders and non-CO2  gases.
            (5) Surcharges and other charges.

      PRODUCT  SALES - Revenues  derived from the product  sales  portion of our service plans increased by $6.0 million, or 16.1%, from $36.9 million in 2005 to
$42.9  million in 2006.  The  increase in revenues is  primarily  due to a 12.0%
increase in the average number of customer  locations  serviced  combined with a
1.1%  increase in the quantity of CO2 sold to the average  customer due in large part  to the  customers  acquired  in the  Bay  Area  Equipment  transaction  on
September 30, 2005, the CCE  acquisition on June 30, 2006, and the impact of new customer locations activated under master service agreements. In addition, sales of products  and services  other than bulk CO2  increased by $1.8 million due in large part to an increase in  revenues  derived  from  cylinder  products,  fuel surcharges, equipment sales and other revenues.

      EQUIPMENT RENTALS - Revenues derived from the lease portion of our service plans  increased by $1.7 million,  or 9.0%,  from $19.7 million in 2005 to $21.4 million in 2006,  primarily  due to a 10.7%  increase in the  average  number of customer  locations  leasing  equipment from us, including the impact of the CCE transaction  and  price  increases  to a  significant  number  of our  customers consistent with the Consumer Price Index,  offset by incentive  pricing provided to multiple national restaurant  organizations utilizing our equipment under the bulk budget plan and equipment  lease/product  purchase plans pursuant to master service  agreements.  The number of customer locations renting equipment from us increased from  approximately  83,000 at the beginning of 2005 to  approximately
96,000 at December 31, 2006.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost of products sold, excluding depreciation and amortization,  increased from $24.1  million  in 2005 to $27.8  million in 2006,  while  decreasing  as a percentage of product sales revenue from 65.1% to 64.8%.

      Product costs increased by $1.3 million from $9.6 million in 2005 to $10.9 million in 2006.  The base price with our primary  supplier of CO2  increased by the Producer  Price Index,  while the volume of CO2 sold by us increased  12.2%, primarily due to the increase in our average customer base.

      Operational  costs,  primarily  wages  and  benefits  related  to  cost of products  sold,  increased  from $9.0 million in 2005 to $10.8  million in 2006, primarily due to a $1.8 million  increase in personnel costs  associated with an increased  customer base. As of December 31, 2006, we had 373 full time delivery personnel as compared to 332 at the beginning of the year last year.

      Truck  delivery  expenses  increased  from  $3.7  million  in 2005 to $4.3 million in 2006 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies in the timing and routing of deliveries.

      Occupancy and shop costs related to cost of products sold  increased  from
$1.7 million in 2005 to $1.8 million in 2006.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost  of  equipment  rentals,  excluding  depreciation  and  amortization, increased from $1.5 million in 2005 to $2.7 million in 2006 while  increasing as a percentage of equipment  rentals  revenue from 7.5% to 12.8%.  During 2006, we made a strategic decision to be more selective with our customer  activations on a going forward  basis,  while  improving  both  operating and customer  service metrics.  As  part  of  this  decision,  rather  than  reducing  the  number  of technicians,  we are  increasing  our  emphasis on the  assessment,  upgrade and service  of our bulk  CO2  tanks  at  customer  sites.  To the  degree  that our installers and other personnel are involved in such  activities,  as compared to initial  installation of tanks at customer sites, which consumed the substantial majority of our  technicians'  efforts over the past several years,  the related expense is recognized  in our  statement of  operations  as incurred.  In future periods,  we also expect to increase our  capacity to repair and service  tanks, which will reduce our need to purchase new tanks.  Tank repair and service costs are  expensed  as incurred  as  compared  to the  purchase  of a tank,  which is capitalized at cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general and  administrative  expenses  increased by $3.1 million from $11.3  million  in 2005 to $14.4  million in 2006,  while  increasing  as a percentage of total revenues from 19.9% in 2005 to 22.4% in 2006.

      Selling related expenses  increased by $0.5 million,  from $2.2 million in
2005 to $2.7 million in 2006,  primarily the result of the planned conversion of select  independent  sales  representatives  to salaried  employees and expenses directed  towards  training,  marketing and growth  opportunities  ramping up in
2005.  However,  in October 2006 and in January  2007,  as part of our strategic growth plan,  we reduced our sales force by 28  associates,  the effect of which will impact future periods.

      General and administrative  expenses increased by $2.7 million,  or 29.4%, from $9.0 million in 2005 to $11.7 million in 2006.  This increase was primarily the result of additional  headcount and salaries  associated with  strengthening
our   infrastructure   in  core  areas,   increased   expense   associated  with
uncollectible customer receivable accounts,  primarily due to the integration of acquisitions  and  general  economic  conditions,  and  an  increase  in  option compensation  associated  with  grants  made to  officers,  key  employees,  and directors  over the past twelve  months.  During the three months ended December
31, 2006, we changed the method to calculate  stock option  volatility  based on closing stock price in accordance with SFAS No. 123R, "SHARE-BASED PAYMENTS." In addition,  we revised the estimate of fair value for certain  awards  granted in fiscal 2006 under our 2005 stock option plans to reflect the date the 2005 plans were approved by our  shareholders.  The additional  expense from these actions,
$0.5 million, is not material to the prior year's results of operations,  nor is it  expected  to be  material  to the  current  year's  results  of  operations.
Accordingly,  we  recognized  $1.9  million  of option  compensation  in 2006 as compared to $1.1 million the same period last year.  The expense  recognized  in
2006 is  consistent  with the vesting  expectations  for the fiscal year. To the degree that vesting expectations  increase or decrease,  such expense or benefit will be reflected in the last two quarters of the fiscal year.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  increased from $8.9 million in 2005 to $9.7
million  in  2006.  As  a  percentage  of  total  revenues,   depreciation   and
amortization expense decreased from 15.6% in 2005 to 15.1% in 2006.

      Depreciation  expense  increased from $7.4 million in 2005 to $8.1 million in 2006.  The increase  was due in large part to the  purchase and  placement of additional  bulk  CO2  tanks at  customer  sites  and  equipment  obtained  from acquisitions.

      Amortization  expense  increased from $1.4 million in 2005 to $1.6 million in 2006,  primarily  related to the increase in the  amortization  of intangible assets, such as customer lists, associated with the aforementioned acquisitions.

LOSS ON ASSET DISPOSAL

      Loss on asset disposal decreased from $1.2 million in 2005 to $1.0 million in 2006, decreasing as a percentage of total revenues from 2.2% to 1.5%.

OPERATING INCOME

      For the reasons previously  discussed,  operating income decreased by $1.1 million from $9.8 million in 2005 to $8.7  million in 2006.  As a percentage  of total revenues, operating income decreased from 17.2% to 13.5%.

INTEREST EXPENSE

      Interest  expense  increased  from $0.9 million in 2005 to $1.1 million in
2006,  while the  effective  interest rate of our debt  increased  from 5.4% per annum in 2005 to 6.6% per annum in 2006 due to rising  libor rates over the past twelve months and the impact of the 2005 Swap. See "Quantitative and Qualitative
Disclosures About Market Risk."

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

INCOME BEFORE PROVISION FOR INCOME TAXES

      Primarily for the reasons  described  above,  income before  provision for income taxes decreased by $1.4 million,  or 16.3%,  from $9.0 million in 2005 to
$7.6 million in 2006.

PROVISION FOR INCOME TAXES

      During the six months ended  December 31, 2005 and 2006,  we  recognized a tax  provision  consistent  with  our  effective  tax  rate.  However,  while we anticipate  continuing to recognize a full tax provision in future  periods,  we expect  to pay only AMT and  state/local  taxes  until  such  time  that our net operating  loss  carryforwards  are fully  utilized.  Our effective rate for the three months ended December 31, 2006 was 42.2%, consistent with our expectations for the fiscal  year.  During the three  months ended  September  30,  2006,  we recognized  approximately  $0.5 million in income tax expense  associated with a decrease in state and local net operating loss carryforwards.  Accordingly,  our effective  rate for the three  months  ended  September  30, 2006 was 51.2% as a result of the additional  income tax expense  related to the state and local net operating loss carryforwards. The effective rate was 38.0% in 2005.

NET INCOME

      For the reasons  described  above,  net income decreased from $5.6 million
2005 to $3.9 million in 2006.

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

                                                     Six Months Ended December 31,
                                                     -----------------------------
                                                           2006          2005
                                                        ----------    ----------
Net income                                               $  3,902      $  5,594
Interest expense                                            1,126           908
Depreciation and amortization                               9,742         8,860
Provision for income taxes                                  3,649         3,429
Gain on financial instrument                                 --            (177)
                                                         --------      --------
EBITDA                                                   $ 18,419      $ 18,614
Noncash option compensation                                 1,944         1,085
                                                         --------      --------
EBITDA excluding the impact of option compensation       $ 20,363      $ 19,699
                                                         ========      ========

Cash flows provided by (used in):
  Operating activities                                   $ 17,953      $ 17,184
  Investing activities                                   $(15,771)     $(20,944)
  Financing activities                                   $ (2,336)     $  2,975

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

      On January 29, 2007, our Board of Directors  authorized a share repurchase program  under which we may  repurchase  up to $50 million of our common  shares from  time to time in the open  market  through  December  31,  2007.  The share repurchase program commenced on February 5, 2007. The share repurchase plan does not obligate us to acquire any particular  amount of shares and may be suspended at any time.

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

                 ------------------------------------------------
                 Pricing    Consolidated     Eurodollar  Base
                  Level       Leverage          Rate      Rate
                                Ratio           Loans     Loans
                 ------------------------------------------------
                    I    Greater than or       2.000%    0.500%
                         equal to
                         2.50x
                 ------------------------------------------------
                   II    Less than 2.50x       1.750%    0.250%
                         but greater
                         than or equal to
                         2.00x
                 ------------------------------------------------
                   III   Less than 2.00x       1.500%    0.000%
                         but greater
                         than or equal to
                         1.50x
                 ------------------------------------------------
                   IV    Less than 1.50x       1.250%    0.000%
                         but greater
                         than or equal to
                         0.50x
                 ------------------------------------------------
                    V    Less than 0.50x       1.000%    0.000%
                 ------------------------------------------------

      Interest  is payable  periodically  on  borrowings  under the 2005  Credit
Facility. The 2005 Credit Facility is uncollateralized.  We are required to meet certain affirmative and negative covenants,  including financial  covenants.  We are required to assess our compliance with these  financial  covenants under the
2005 Credit Facility on a quarterly basis.  These financial  covenants are based on a  measure  that  is not  consistent  with  accounting  principles  generally accepted in the United  States of America.  Such measure is EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further  modified by certain defined  adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place us in default and cause the debt outstanding  under the 2005 Credit Agreement to immediately  become due and payable. We were in compliance with all covenants under the 2005 Credit Facility as of June 30, 2005 and all subsequent periods through December 31, 2006.

      As of December 31, 2006, a total of $30.5 million was outstanding pursuant to the 2005 Credit Facility,  primarily  consisting of Libor  (Eurodollar  Rate)
loans with a weighted average interest rate of 6.6% per annum.

OTHER

      During the six months  ended  December  31,  2006,  our capital  resources included cash flows from operations and available  borrowing  capacity under the
2005 Credit  Facility.  We believe that cash flows from operations and available borrowings  under the 2005 Credit  Facility  will be sufficient to fund proposed operations for at least the next twelve months.

      WORKING CAPITAL. As of December 31, 2006 and June 30, 2006, we had working capital of $17.5 million and $16.7 million, respectively.

      CASH FLOWS  FROM  OPERATING  ACTIVITIES:  During  2005 and 2006,  net cash
generated  by  operating   activities  was  $18.0  million  and  $17.2  million,
respectively.  Net income,  exclusive  of the addback of non-cash  items such as depreciation  and  amortization,  decreased from $19.7 million to $18.9 million, while cash used by our working capital assets improved by $1.6 million.

      CASH FLOWS FROM INVESTING ACTIVITIES.  During 2005 and 2006, net cash used in  investing  activities  was $20.9  million and $15.8  million,  respectively.
Investing  activities in 2005 included $4.7 million paid for the  acquisition of the beverage  carbonation  business of Bay Area Equipment Co., Inc. ("BAE"), and related  acquisition  expenses on September 30, 2005.  Exclusive of  acquisition purchases,  investing activities are primarily  attributable to the acquisition, installation and direct placement costs of bulk CO2 systems.

      CASH FLOWS FROM FINANCING ACTIVITIES.  During 2005, cash flows provided by financing  activities  was  $3.0  million,  compared  to  $2.3  million  used in financing  activities  in 2006.  During 2005,  we borrowed the funds to purchase
BAE, much of which has subsequently been repaid.  During 2006, we have generated sufficient cash flow to reduce our outstanding debt by $5.0 million.

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

      As of December 31, 2006, we operated a total of 362  specialized  bulk CO2 delivery  vehicles and technical  service vehicles that logged  approximately 15 million miles over the last twelve months.  While significant  increases in fuel prices  impact  our  operating  costs,  such  impact is  largely  offset by fuel surcharges billed to the majority of our customers.

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
SFAS 154 provides  guidance on the  accounting  for and  reporting of accounting
changes  and  error   corrections.   It   establishes,   unless   impracticable,
retrospective  application  as the  required  method for  reporting  a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The adoption of SFAS 154 did not have a material  impact on our financial  position,  results of  operations,  or cash flows.

      In June 2006,  the FASB  issued  Interpretation  No. 48,  "ACCOUNTING  FOR
UNCERTAINTY  IN INCOME  TAXES - AN  INTERPRETATION  OF SFAS NO. 109" ("FIN 48"),
which is effective for fiscal years  beginning  after  December 15, 2006. FIN 48 clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109, "ACCOUNTING
FOR INCOME TAXES" ("SFAS  109").  FIN 48 prescribes a recognition  threshold and measurement attribute for the financial statement recognition and measurement of a tax  position  taken or expected to be taken in a tax return.  The adoption of
FIN 48 did not have a  material  impact on our  financial  position,  results of operations, or cash flows.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As  discussed  under  "Management's  Discussion  and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources" above, as of December 31, 2006, a total of $30.5  million was  outstanding  under the 2005
Credit Facility with a weighted average  interest rate of 6.6% per annum.  Based upon the $30.5 million  outstanding  under the 2005 Credit  Facility at December
31, 2006, our annual interest cost under the 2005 Credit Facility would increase by $0.3 million for each 1% increase in Eurodollar interest rates.

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

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.  There was no change in our internal  control over financial  reporting during our second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   Our 2006  Annual  Meeting of  Shareholders  was held on  December 7,
            2006.

      (b)   J. Robert  Vipond and  Christopher  White were  elected as Class III directors  of the Company to serve until our 2009 Annual  Meeting of
            Shareholders.  The terms of Robert L. Frome and Steven J.  Landwehr,
            Class I directors  of the  Company,  and Michael E.  DeDomenico  and
            Daniel Raynor, Class II directors of the Company, continue until our
            2007  Annual  Meeting of  Shareholders  and 2008  Annual  Meeting of
            Shareholders, respectively.

      (c)   (1) Election of Directors:

            Nominee               Number of Votes for     Number of Votes Withheld
            ----------------------------------------------------------------------
            J. Robert Vipond            15,212,443                 120,519
            ----------------------------------------------------------------------
            Christopher White           15,212,943                 120,019
            ----------------------------------------------------------------------

            (2)   Ratification  of the  appointment  of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2007:

      ----------------------------------------------------------------------------
      Number of Votes For   Number of Votes Against   Number of Votes Abstaining
      ----------------------------------------------------------------------------
      15,161,985                   164,081                    6,896
      ----------------------------------------------------------------------------

ITEM 6.     EXHIBITS.

Exhibit No. Exhibit
----------- -------

10.1        Second Amendment to Credit Agreement dated as of January 29, 2007.
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

                                         NuCO2 Inc.

Dated:  February 9, 2007            By:  /s/ Robert R. Galvin
                                         ------------------------
                                         Robert R. Galvin
                                         Chief Financial Officer