Form 10-Q
period 2007-03-31
NUCO2 INC /FL
filed 2007-05-10
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.

For the quarterly period ended March 31, 2007

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                  to
                               ----------------    ----------------

                         Commission file number 0-27378

                                   NUCO2 INC.
             (Exact Name of Registrant as Specified in Its Charter)

            Florida                                       65-0180800
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

    2800 SE Market Place, Stuart, FL                       34997
(Address of Principal Executive Offices)                 (Zip Code)

                                 (772) 221-1754
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

      Indicate by check |X| whether  the  registrant:  (1) has filed all reports
required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check |X| whether the registrant is a large accelerated filer,
an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

Large Accelerated Filer | |   Accelerated Filer |X|   Non-Accelerated Filer | |

      Indicate  by check |X|  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

      Indicate the number of shares  outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class                 Outstanding At March 31, 2007
                      -----                 -----------------------------
          Common Stock, $.001 par value           15,358,932 shares

                                   NUCO2 INC.

                                      INDEX

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Balance Sheets as of March 31, 2007
                 (unaudited) and  June 30, 2006                                3

             Statements of Operations for the Three
                 Months Ended March 31, 2007 (unaudited)
                 and March 31, 2006 (unaudited)                                4

             Statements of Operations for the Nine Months
                 Ended March 31, 2007 (unaudited) and
                 March 31, 2006 (unaudited)                                    5

             Statement of Shareholders' Equity for the
             Nine Months Ended March 31, 2007  (unaudited)                     6

             Statements of Cash Flows for the Nine Months
                 Ended March 31, 2007 (unaudited) and
                 March 31, 2006  (unaudited)                                   8

             Notes to Financial Statements                                    10

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF                           15
                 OPERATIONS

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                            26

ITEM 4.      CONTROLS AND PROCEDURES                                          26

PART II.     OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND
                 USE OF PROCEEDS                                              26

ITEM 6.      EXHIBITS                                                         27

SIGNATURES                                                                    28

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
                                                   NUCO2 INC.
                                                 BALANCE SHEETS
                                      (In thousands, except share amounts)
                                                     ASSETS
                                                     ------
                                                                             March 31, 2007       June 30, 2006
                                                                             --------------       -------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                     $     240           $     341
  Trade accounts receivable; net of allowance for doubtful
    accounts of $2,481 and $2,538, respectively                                    12,002              12,955
  Inventories                                                                         306                 302
  Prepaid insurance expense and deposits                                            4,134               5,846
  Prepaid expenses and other current assets                                         1,178               1,465
  Deferred tax assets - current portion                                             8,470               8,598
                                                                                ---------           ---------
    Total current assets                                                           26,330              29,507
                                                                                ---------           ---------

Property and equipment, net                                                       123,593             119,603
                                                                                ---------           ---------

Goodwill, net                                                                      25,908              25,794
Deferred financing costs, net                                                         268                 333
Customer lists, net                                                                 7,249               8,372
Non-competition agreements, net                                                       666               1,181
Deferred lease acquisition costs, net                                               5,653               5,225
Deferred tax assets, net                                                            6,150               8,807
Other                                                                                 206                 185
                                                                                ---------           ---------
                                                                                   46,100              49,897
                                                                                ---------           ---------
    Total assets                                                                $ 196,023           $ 199,007
                                                                                =========           =========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                      ------------------------------------
Current liabilities:
  Accounts payable                                                              $   4,089           $   6,883
  Accrued expenses                                                                  1,480               1,208
  Accrued insurance                                                                 1,055               3,543
  Accrued interest                                                                    174                 165
  Accrued payroll                                                                   2,414                 652
  Other current liabilities                                                           418                 377
                                                                                ---------           ---------
    Total current liabilities                                                       9,630              12,828

Long-term debt                                                                     36,300              35,450
Customer deposits                                                                   4,213               3,805
                                                                                ---------           ---------
    Total liabilities                                                              50,143              52,083
                                                                                ---------           ---------

Commitments and contingencies
Shareholders' equity:
  Common stock; par value $.001 per share; 30,000,000 shares authorized;
    issued 15,887,550 shares at March 31, 2007
    and 15,654,042 shares at June 30, 2006                                             16                  16
  Additional paid-in capital                                                      173,472             166,617
  Less treasury stock at cost; 528,618 shares at March 31, 2007
    and 8,500 shares at June 30, 2006                                             (12,921)               (235)
  Accumulated deficit                                                             (14,753)            (19,765)
  Accumulated other comprehensive income                                               66                 291
                                                                                ---------           ---------
    Total shareholders' equity                                                    145,880             146,924
                                                                                ---------           ---------
      Total liabilities and shareholders' equity                                $ 196,023           $ 199,007
                                                                                =========           =========

See accompanying notes to financial statements.

                                         NUCO2 INC.
                                  STATEMENTS OF OPERATIONS
                          (In thousands, except per share amounts)
                                         (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                          2007         2006
                                                                          ----         ----
Revenues:
  Product sales                                                         $20,995      $18,984
  Equipment rentals                                                      10,919       10,213
                                                                        -------      -------

Total revenues                                                           31,914       29,197
                                                                        -------      -------

Costs and expenses:
  Cost of products sold, excluding depreciation and amortization         13,728       12,725
  Cost of equipment rentals, excluding depreciation
    and amortization                                                      1,999          879
  Selling, general and administrative expenses                            7,952        6,341
  Depreciation and amortization                                           5,158        4,667
  Loss on asset disposal                                                    522          396
                                                                        -------      -------
                                                                         29,359       25,008
                                                                        -------      -------

Operating income                                                          2,555        4,189
Interest expense                                                            509          555
                                                                        -------      -------

Income before provision for income taxes                                  2,046        3,634
Provision for income taxes                                                  935        1,454
                                                                        -------      -------

Net income                                                              $ 1,111      $ 2,180
                                                                        =======      =======

Weighted average outstanding shares of common stock:
  Basic                                                                  15,680       15,462
                                                                        =======      =======
  Diluted                                                                15,896       16,127
                                                                        =======      =======
Net income per basic share                                              $  0.07      $  0.14
                                                                        =======      =======
Net income per diluted share                                            $  0.07      $  0.14
                                                                        =======      =======

See accompanying notes to financial statements.

                                         NUCO2 INC.
                                  STATEMENTS OF OPERATIONS
                          (In thousands, except per share amounts)
                                         (UNAUDITED)

                                                                     Nine Months Ended March 31,
                                                                     ---------------------------
                                                                          2007         2006
                                                                          ----         ----
Revenues:
  Product sales                                                        $ 63,865      $ 55,917
  Equipment rentals                                                      32,366        29,898
                                                                       --------      --------

Total revenues                                                           96,231        85,815
                                                                       --------      --------

Costs and expenses:
  Cost of products sold, excluding depreciation and amortization         41,648        36,786
  Cost of equipment rentals, excluding depreciation
    and amortization                                                      4,603         2,362
  Selling, general and administrative expenses                           22,343        17,596
  Depreciation and amortization                                          14,900        13,527
  Loss on asset disposal                                                  1,506         1,601
                                                                       --------      --------
                                                                         85,000        71,872
                                                                       --------      --------

Operating income                                                         11,231        13,943
Gain on financial instrument                                               --            (177)
Interest expense                                                          1,635         1,463
                                                                       --------      --------

Income before provision for income taxes                                  9,596        12,657
Provision for income taxes                                                4,584         4,883
                                                                       --------      --------

Net income                                                             $  5,012      $  7,774
                                                                       ========      ========

Weighted average outstanding shares of common stock:
  Basic                                                                  15,711        15,378
                                                                       ========      ========
  Diluted                                                                15,979        15,961
                                                                       ========      ========

Net income per basic share                                             $   0.32      $   0.51
                                                                       ========      ========
Net income per diluted share                                           $   0.31      $   0.49
                                                                       ========      ========

See accompanying notes to financial statements.

                                                         NUCO2 INC.
                                              STATEMENT OF SHAREHOLDERS' EQUITY
                                            (In thousands, except share amounts)
                                                         (UNAUDITED)

                                                            Common Stock            Additional           Treasury Stock
                                                    ------------------------         Paid-In       -------------------------
                                                      Shares        Amount           Capital         Shares           Amount
                                                    ----------    ----------       -----------     -----------  ------------
Balance, June 30, 2006                              15,654,042    $       16       $  166,617         8,500     $     (235)
Comprehensive income:
  Net income                                              --            --               --            --             --
  Other comprehensive income:
    Interest rate swap transaction                        --            --               --            --             --
Total comprehensive income
Share-based compensation                                  --            --              3,245          --             --
Excess tax benefits from share-based arrangements         --            --              1,370          --             --
Issuance of 233,508 shares of common stock -
   exercise of options                                 233,508          --              2,240          --             --
Purchase of treasury stock                                --            --               --         520,118        (12,686)
                                                    ----------    ----------       ----------       -------     ----------
Balance, March 31, 2007                             15,887,550    $       16       $  173,472       528,618     $  (12,921)
                                                    ==========    ==========       ==========       =======     ==========

See accompanying notes to financial statements.

                                               NUCO2 INC.
                                    STATEMENT OF SHAREHOLDERS' EQUITY
                                  (In thousands, except share amounts)
                                               (UNAUDITED)

                                                                          Accumulated
                                                                             Other               Total
                                                        Accumulated      Comprehensive       Shareholders'
                                                          Deficit            Income             Equity
                                                        -----------      -------------       ------------
Balance, June 30, 2006                                  $ (19,765)         $     291          $ 146,924
Comprehensive income:
  Net income                                                5,012               --                5,012
  Other comprehensive income:
    Interest rate swap transaction                           --                 (225)              (225)
                                                                                              ---------
Total comprehensive income                                                                        4,787
Share-based compensation                                     --                 --                3,245
Excess tax benefits from share-based arrangements            --                 --                1,370
Issuance of 233,508 shares of common stock -
   exercise of options                                       --                 --                2,240
Purchase of treasury stock                                   --                 --              (12,686)
                                                        ---------          ---------          ---------
Balance, March 31, 2007                                 $ (14,753)         $      66          $ 145,880
                                                        =========          =========          =========

See accompanying notes to financial statements.

                                        NUCO2 INC.
                                 STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (UNAUDITED)

                                                                Nine Months Ended March 31,
                                                                ---------------------------
                                                                     2007         2006
                                                                     ----         ----

Cash flows from operating activities:
Net income                                                         $  5,012    $  7,774
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization of property and equipment         12,380      11,327
     Amortization of other assets                                     2,520       2,200
     Loss on asset disposal                                           1,506       1,601
     Change in net deferred tax asset                                 4,156       4,460
     Share-based compensation                                         3,245       2,492
     Excess tax benefits from share-based arrangements               (1,370)     (1,204)
     Gain on financial instrument                                      --          (177)
     Changes in operating assets and liabilities:
       Decrease (increase) in:
         Trade accounts receivable                                      954      (3,314)
         Inventories                                                     (3)        (37)
         Prepaid insurance expense and deposits                       1,712        (655)
         Prepaid expenses and other current assets                       62      (1,633)
       Increase (decrease) in:
         Accounts payable                                            (2,794)        551
         Accrued expenses                                               339         506
         Accrued insurance                                           (2,488)        331
         Accrued payroll                                              1,762        (222)
         Accrued interest                                                 9          38
         Other current liabilities                                       39         (63)
         Customer deposits                                              407         291
                                                                   --------    --------

       Net cash provided by operating activities                     27,448      24,266
                                                                   --------    --------

Cash flows from investing activities:
  Purchase of property and equipment                                (17,582)    (22,203)
  Increase in deferred lease acquisition costs                       (1,722)     (1,816)
  Acquisition of businesses                                            --        (4,668)
  Increase in other assets                                              (21)        (11)
                                                                   --------    --------

       Net cash used in investing activities                       $(19,325)   $(28,698)
                                                                   --------    --------

See accompanying notes to financial statements.

                                        NUCO2 INC.
                                 STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Continued)

                                                                Nine Months Ended March 31,
                                                                ---------------------------
                                                                     2007         2006
                                                                     ----         ----
Cash flows from financing activities:
  Net proceeds from issuance of long-term debt                     $ 10,250    $ 12,350
  Repayment of long-term debt                                        (9,400)    (11,500)
  Purchase of treasury stock                                        (12,514)       --
  Issuance costs - common stock                                        --          (192)
  Increase in deferred financing costs                                 --           (18)
  Exercise of options and warrants                                    2,070       1,950
  Excess tax benefits from share-based arrangements                   1,370       1,204
                                                                   --------    --------

     Net cash (used in) provided by financing activities             (8,224)      3,794
                                                                   --------    --------

Decrease in cash and cash equivalents                                  (101)       (638)
Cash and cash equivalents, beginning of period                          341         968
                                                                   --------    --------

Cash and cash equivalents, end of period                           $    240    $    330
                                                                   ========    ========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:

     Interest                                                      $  1,626    $  1,425
                                                                   ========    ========
     Income taxes                                                  $    269    $    380
                                                                   ========    ========

See accompanying notes to financial statements.

      During the nine months ended March 31, 2007, a certain  officer  exercised stock options in a non-cash transaction. The officer surrendered 6,800 shares of previously acquired common stock in exchange for 25,366 newly issued shares. The
Company recorded $171, the market value of the surrendered  shares,  as treasury stock.

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
which is effective for fiscal years  beginning  after  December 15, 2006. FIN 48 clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109, "ACCOUNTING
FOR INCOME TAXES" ("SFAS  109").  FIN 48 prescribes a recognition  threshold and measurement attribute for the financial statement recognition and measurement of a tax  position  taken or expected to be taken in a tax return.  The adoption of
FIN 48 is not  expected  to have a material  impact on the  Company's  financial position, results of operations, or cash flows.

      Property and equipment are stated at cost. The Company does not depreciate bulk systems held for  installation  until the systems are in service and leased to customers. Upon installation,  the systems,  component parts and direct costs associated  with  the  installation  are  transferred  to the  leased  equipment account.  These direct costs are associated with  successful  placements of such systems with  customers  under  noncancelable  contracts  and which would not be incurred by the Company but for a successful  placement and are  amortized  over the life of the original customer contract. Upon early service termination,  the unamortized  portion  of  direct  costs  associated  with  the  installation  is recognized as a period expense in the  statements of operations.  Such policy is analogous  to  SFAS  No.  91,  "ACCOUNTING  FOR  NONREFUNDABLE  FEES  AND  COSTS
ASSOCIATED  WITH  ORIGINATING  OR  ACQUIRING  LOANS AND INITIAL  DIRECT COSTS OF
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

                                                     Three Months Ended March 31,     Nine Months Ended March 31,
                                                     ----------------------------     ---------------------------
                                                        2007               2006         2007             2006
                                                        ----               ----         ----             ----

Weighted average shares outstanding - basic            15,680             15,462       15,711           15,378

Outstanding  options and warrants to purchase
  shares of common stock - remaining
  shares after assuming repurchase with proceeds
  from exercise                                           216                665          268              583
                                                       ------             ------       ------           ------

Weighted average shares outstanding - diluted          15,896             16,127       15,979           15,961
                                                       ======             ======       ======           ======

      (B) OTHER COMPREHENSIVE INCOME

      The  components  of other  comprehensive  income  are as  follows  for the periods presented (in thousands):

                                            Three Months Ended March 31,     Nine Months Ended March 31,
                                            ----------------------------     ---------------------------
                                               2007               2006         2007             2006
                                               ----               ----         ----             ----
Net income                                   $ 1,111            $ 2,180       $ 5,012          $ 7,774
Interest rate swap transaction (Note 5)          (46)               167          (225)             (58)
                                             -------            -------       -------          -------

Comprehensive income                         $ 1,065            $ 2,347       $ 4,787          $ 7,716
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
                 ------------------------------------------------

      Interest  is payable  periodically  on  borrowings  under the 2005  Credit
Facility. The 2005 Credit Facility is uncollateralized. The Company is required, on a  quarterly  basis,  to assess and meet  certain  affirmative  and  negative covenants, including financial covenants. These financial covenants are based on a measure that is not consistent with accounting  principles  generally accepted in the United  States of America.  Such  measure is EBITDA (as  defined),  which represents earnings before interest,  taxes,  depreciation and amortization,  as further  modified  by certain  defined  adjustments.  The  failure to meet these covenants,  absent a waiver or amendment, would place the Company in default and cause the debt outstanding under the 2005 Credit Facility to immediately  become due and payable.  In connection  with the  Company's  share  repurchase  program announced  during the quarter ended March 31, 2007, the 2005 Credit Facility was amended to modify certain covenants (see Note 6b). The Company was in compliance with all  covenants  under the 2005 Credit  Facility as of the first  assessment date on June 30, 2005 and through March 31, 2007.

      As of March 31, 2007, a total of $36.3 million was  outstanding  under the
2005 Credit Facility,  primarily  consisting of Libor  (Eurodollar  Rate) loans, with a weighted average interest rate of 6.6% per annum.

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

      In order to reduce the  Company's  exposure  to  increases  in  Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap  transaction  (the "Swap") on October 2, 2003, in the amount of $20.0 million (the "Notional  Amount") with an effective date of March
15, 2004 and a maturity  date of September 15, 2005.  Pursuant to the Swap,  the
Company  paid  a  fixed  interest  rate  of  2.12%  per  annum  and  received  a
Eurodollar-based  floating  rate.  The effect of the Swap was to neutralize  any changes  in  Eurodollar  rates  on the  Notional  Amount.  As the  Swap  was not effective  until March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such,  an  unrealized  loss of $0.2  million  was  recognized  in the
Company's  statement  of  operations  for the fiscal  year ended June 30,  2004, reflecting  the change in fair value of the Swap from inception to the effective date. As of March 15, 2004, the Swap met the  requirements to be designated as a cash flow hedge and was deemed a highly effective transaction.  Accordingly, the
Company recorded $0.2 million  representing the change in fair value of the Swap from March 15, 2004 through September 15, 2005, as other  comprehensive  income, and  the  previously  recorded  loss of  $0.2  million  was  reversed  upon  the termination  of the Swap in  September  2005  and  recognized  in the  Company's statement of operations during the nine months ended March 31, 2006.

      In order to reduce the  Company's  exposure  to  increases  in  Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into a new interest rate swap  transaction  (the "2005 Swap"),  comprised of two instruments  ("Swap A" and "Swap B"), on September  28, 2005,  with an effective date of October 3, 2005. Swap A, in the amount of $15.0 million (the "A Notional
Amount"),  matures on October 3, 2008 and Swap B, in the amount of $5.0  million
(the "B Notional Amount"), matured on April 3, 2007. Pursuant to Swap A and Swap
B,  the  Company  pays a fixed  interest  rate of 4.69%  and  4.64%  per  annum, respectively,  and receives a Eurodollar-based  floating rate. The effect of the
2005 Swap is to  neutralize  any changes in  Eurodollar  rates on the A Notional
Amount and the B Notional  Amount.  The 2005 Swap meets the  requirements  to be designated  as a cash flow hedge and is deemed a highly  effective  transaction.
Accordingly,  changes  in the fair  value of Swap A and Swap B are  recorded  as other  comprehensive  income.  During the nine months ended March 31, 2007,  the
Company  recorded a loss of $0.2 million,  representing the change in fair value of the  2005  Swap  from  June  30,  2006  through  March  31,  2007,  as  other comprehensive loss (see Note 4(b)).

NOTE 6. SHAREHOLDERS' EQUITY

      (a) STOCK OPTION PLANS

      The Company  recognized  $1.3 million and $3.2 million  ($0.9  million and
$2.3 million, net of income taxes) in stock option compensation during the three and nine  months  ended  March 31,  2007 as  compared  to $1.4  million and $2.5 million ($1.0  million and $1.8  million,  net of income taxes) during the three and nine months ended March 31, 2006. In December 2006, the Company  changed the method to calculate  stock  option  volatility  based on closing  stock price in accordance with SFAS No. 123R, "SHARE BASED PAYMENTS." In addition,  the Company revised the  estimate of fair value for  certain  awards  granted in fiscal 2006 under the  Company's  2005 stock option plans to reflect the date the 2005 plans were approved by the Company's  shareholders.  The additional expense from these actions,  $0.5 million recognized in the Company's results of operations for the nine months ended March 31, 2007, is not material to the prior year's results of operations,  nor is it expected to be material to the current  year's results of operations. No significant grants or forfeitures occurred during the nine months ended March 31, 2007.

      (b) SHARE REPURCHASE PLAN

      On January 31,  2007,  the Company  publicly  announced  that its Board of
Directors  authorized  a share  repurchase  program  under which the Company may repurchase  up to $50 million of its common  shares  through  December 31, 2007.
During the  quarter  ended  March 31,  2007,  the  Company  purchased a total of
513,318  common  shares at an average price of $24.38 per share for an aggregate purchase price of $12.5 million. As of March 31, 2007, the remaining  authorized amount for share repurchases was $37.5 million.

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

      As of June 30, 2006, the Company had net operating loss  carryforwards for federal income tax purposes of approximately $102 million and for state purposes in varying amounts,  expiring  through June 2025.  During the three months ended
September 30, 2006, the Company recognized  approximately $0.5 million in income tax expense  associated  with a decrease in state and local net  operating  loss carryforwards.  The Company's effective rate, exclusive of the impact of the net operating  loss  carryforwards  for the nine  months  ended  March 31,  2007 was approximately 42%. If an "ownership change" for federal income tax purposes were to occur in the future,  the Company's ability to use its pre-ownership  federal and state net operating loss carryforwards (and certain built-in losses, if any)
would  be  subject  to  an  annual  usage   limitation,   which  under   certain
circumstances  may prevent  the Company  from being able to utilize a portion of such loss  carryforwards in future tax periods and may reduce its after-tax cash flow.

      During  the three  and nine  months  ended  March 31,  2007,  the  Company recorded $0.2 million and $1.4  million,  respectively,  as  additional  paid-in capital  representing the excess tax benefit  associated with the  disqualifying disposition  of  incentive  stock  options and exercise of  non-qualified  stock options.

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
CAUTIONED THAT THESE  FORWARD-LOOKING  STATEMENTS ARE ONLY  PREDICTIONS  AND ARE
SUBJECT TO RISKS, UNCERTAINTIES,  AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.
THEREFORE,  ACTUAL  RESULTS  MAY  DIFFER  MATERIALLY  AND  ADVERSELY  FROM THOSE
EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

      We believe we are the  leading  supplier  of bulk CO2 systems and bulk CO2 for carbonating  fountain  beverages in the United States based on the number of bulk CO2 systems  leased to  customers  and the only  company in our industry to operate a national network of bulk CO2 service locations.  As of March 31, 2007, we operated a national network of 127 service locations servicing  approximately
116,000  customer  locations  in 45 states.  Currently,  virtually  all fountain beverage users in the  continental  United States are within our present service area. On September 30, 2005, we purchased the beverage  carbonation  business in northern  California of Bay Area Equipment  Co., Inc. We acquired  approximately
2,500 customer accounts,  including 1,000 tanks in service, vehicles, parts, and supplies.  In  addition,  on June 30,  2006,  we acquired  the bulk CO2 beverage carbonation business in 18 states in the southwest and midwest, as well as parts of the southeast,  of Coca-Cola Enterprises Inc. We acquired approximately 3,000 accounts,  including 2,400 tanks in service.  These acquisitions provide further penetration and operating efficiencies in markets in which we operate.

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

      We have entered into master service agreements which include 93 restaurant and convenience  store concepts that provide  fountain  beverages.  These master service  agreements  generally  provide  for a  commitment  on the  part  of the operator for all of its currently  owned  locations and may also include  future locations.  We  currently  service  approximately  53,000  chain and  franchisee locations  with  chains  that have  signed  master  service  agreements.  We are actively  working on  expanding  the number of master  service  agreements  with numerous restaurant chains.

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

      Cost of  products  sold is  comprised  of  purchased  CO2 and  vehicle and service  location costs  associated  with the storage and delivery of CO2. As of
March  31,  2007,  we  operated  a total of 352  specialized  bulk CO2  delivery vehicles and technical  service  vehicles that logged  approximately  15 million miles over the last twelve months. While significant fluctuations in fuel prices impact our operating  costs,  such impact is largely  offset by fuel  surcharges billed to the majority of our customers.  Consequently,  while the impact on our gross profit and operating income is substantially mitigated, rising fuel prices do result in lower gross profit margins.  Cost of equipment rentals is comprised of costs  associated with customer  equipment  leases,  including the repair and refurbishment of leased assets.  Selling,  general and  administrative  expenses consist of wages and benefits,  dispatch and  communications  costs,  as well as expenses  associated  with  marketing,  administration,  accounting and employee training. Consistent with the capital intensive nature of our business, we incur
significant   depreciation  and  amortization  expenses.  These  stem  from  the
depreciation   of  our  bulk  CO2  systems  and  related   installation   costs,
amortization of deferred lease  acquisition  costs, and amortization of deferred financing costs and other intangible assets.  With respect to company-owned bulk
CO2  systems,   we  capitalize   direct   installation   costs  associated  with
installation of such systems with customers under  non-cancelable  contracts and which would not be incurred but for a successful  placement.  All other service, marketing and administrative costs are expensed as incurred.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated,  the percentage relationship which the various items bear to total revenues:

                                                   Three Months Ended March 31,     Nine Months Ended March 31,
                                                   ----------------------------     ---------------------------
Income Statement Data:                                2007               2006         2007             2006
                                                      ----               ----         ----             ----

Product sales                                         65.8%              65.0%        66.4%            65.2%
Equipment rentals                                     34.2               35.0         33.6             34.8
                                                     -----              -----        -----            -----
Total revenues                                       100.0              100.0        100.0            100.0

Cost of products sold, excluding
    depreciation and amortization                     43.0               43.6         43.3             42.9
Cost of equipment rentals, excluding
    depreciation and amortization                      6.3                3.0          4.8              2.8
Selling, general and administrative expenses          24.9               21.7         23.2             20.5
Depreciation and amortization                         16.2               16.0         15.5             15.8
Loss on asset disposal                                 1.6                1.4          1.5              1.8
                                                     -----              -----        -----            -----
Operating income                                       8.0               14.3         11.7             16.2
Unrealized (gain) loss on financial instrument         --                 --           --              (0.2)
Interest expense                                       1.6                1.9          1.7              1.7
                                                     -----              -----        -----            -----

Income before income taxes                             6.4               12.4         10.0             14.7
Provision for income taxes                             2.9                4.9          4.8              5.6
                                                     -----              -----        -----            -----
Net income                                             3.5%               7.5%         5.2%             9.1%
                                                     =====              =====        =====            =====

THREE MONTHS  ENDED MARCH 31, 2007  COMPARED TO THE THREE MONTHS ENDED MARCH 31,
2006

TOTAL REVENUES

      Total revenues  increased by $2.7 million,  or 9.3%, from $29.2 million in
2006 to $31.9 million in 2007.  Revenues derived from our bulk CO2 service plans increased  by $2.6  million,  primarily  due to an  increase  in the  number  of customer  locations,  while  revenues  derived  from the  sale of high  pressure cylinder products, fuel surcharges, equipment sales and other revenues increased by $0.1  million.  The number of customer  locations  utilizing our products and services  increased from  approximately  108,000  customers at March 31, 2006 to approximately  116,000  customers  at March 31, 2007,  due  primarily to organic growth and the acquisition of 3,000 customer accounts from Coca-Cola Enterprises
Inc.  (CCE) on June 30, 2006,  for which there was no  corresponding  revenue in
2006.

      The following table sets forth, for the periods indicated,  the percentage of total revenues by service plan:

                                                   Three Months Ended March 31,
Service Plan                                            2007          2006
                                                   ------------    ------------
      Bulk budget plan(1)                              51.0%          51.8%
      Equipment lease/product purchase plan(2)         18.1           16.1
      Product purchase plan(3)                         10.5           10.1
      High pressure cylinder(4)                         5.7            5.5
      Other revenues(5)                                14.7           16.5
                                                      -----          -----
                                                      100.0%         100.0%
                                                      =====          =====

      (1) Combined fee for bulk CO2 tank and bulk CO2.
      (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
      (3) Bulk CO2 only.
      (4) High pressure CO2  cylinders and non-CO2  gases.
      (5) Surcharges  and other charges.

      PRODUCT  SALES - Revenues  derived from the product  sales  portion of our service plans increased by $2.0 million, or 10.6%, from $19.0 million in 2006 to
$21.0  million in 2007.  The  increase in revenues is  primarily  due to an 8.8%
increase in the average number of customer locations serviced, due in large part to customers  acquired in the CCE acquisition on June 30, 2006 and the impact of new customer locations activated under master service  agreements.  In addition, sales of products and services other than bulk CO2 increased by $0.1 million due in large part to an increase in revenues  derived from cylinder  products,  fuel surcharges, and other revenues, offset by a decrease in equipment sales.

      EQUIPMENT RENTALS - Revenues derived from the lease portion of our service plans  increased by $0.7 million,  or 6.9%,  from $10.2 million in 2006 to $10.9 million in 2007,  primarily  due to a 9.1%  increase  in the  average  number of customer  locations  leasing  equipment from us, including the impact of the CCE transaction  and  price  increases  to a  significant  number  of our  customers consistent with the Consumer Price Index,  offset by incentive  pricing provided to multiple national restaurant  organizations utilizing our equipment under the bulk budget plan and equipment  lease/product  purchase plans pursuant to master service  agreements.  The number of customer locations renting equipment from us increased from approximately 89,000 at March 31, 2006 to approximately 96,000 at
March 31, 2007.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost of products sold, excluding depreciation and amortization,  increased from $12.7  million  in 2006 to $13.7  million in 2007,  while  decreasing  as a percentage of product sales revenue from 67.0% to 65.4%.

      Raw product costs increased by $0.4 million,  from $4.7 million in 2006 to
$5.1 million in 2007, due in large part to a $0.5 million increase in CO2 costs.
The volume of CO2 sold by us increased 9.3%,  primarily due to the 8.8% increase in our average customer base, while the average price of CO2 increased 3.6%. The increase in CO2 costs was primarily offset by a $0.1 million  reduction in costs related to  discontinued  syrup  accounts  acquired in  connection  with the BAE acquisition last year.

      Operational  costs,  primarily  wages  and  benefits  related  to  cost of products  sold,  increased  from $5.1  million in 2006 to $5.6  million in 2007, primarily due to increased personnel costs associated with an increased customer base.

      Truck  delivery  expenses  increased  from  $1.9  million  in 2006 to $2.1 million in 2007 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies  in the timing and  routing  of  deliveries.  During the last three months,  we have begun to  implement a new routing  routine at select  locations
across  the  country.   The  full   implantation  of  "alpha  routing"  will  be
systematically implemented through the end of fiscal 2008.

      Occupancy and shop costs related to cost of products sold  decreased  from
$1.1 million in 2006 to $0.9 million in 2007.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost  of  equipment  rentals,  excluding  depreciation  and  amortization, increased from $0.9 million in 2006 to $2.0 million in 2007 while  increasing as a percentage  of equipment  rentals  revenue from 8.6% to 18.3%.  During  fiscal
2007,  we  made  a  strategic  decision  to  be  more  selective  with  customer activations  on a going  forward  basis,  while  improving  both  operating  and customer  service  metrics.  As part of this decision,  rather than reducing the number of technicians, we are increasing our emphasis on the assessment, upgrade and  service of our bulk CO2 tanks at  customer  sites.  To the degree  that our installers and other personnel are involved in such  activities,  as compared to initial  installation of tanks at customer sites, which consumed the substantial majority of our  technicians'  efforts over the past several years,  the related expense is  recognized  in our  statement  of  operations  as  incurred.  We are increasing  capacity to repair and service tanks,  which is and will continue to reduce  our need to  purchase  new tanks.  Tank  repair  and  service  costs are expensed as incurred as compared to the purchase of a tank, which is capitalized at cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general and  administrative  expenses  increased by $1.7 million from  $6.3  million  in 2006 to $8.0  million  in 2007,  while  increasing  as a percentage of total revenues from 21.7% in 2006 to 24.9% in 2007.

      Selling related expenses  decreased by $0.2 million,  from $1.3 million in
2006 to $1.1 million in 2007.  In October 2006 and in January  2007,  as part of our new strategic growth plan, we reduced our sales force by 28 associates.

      General and administrative  expenses increased by $1.8 million,  or 35.3%, from $5.0 million in 2006 to $6.8 million in 2007.  This  increase was primarily the result of additional  headcount and salaries  associated with  strengthening
our   infrastructure   in  core  areas,   increased   expense   associated  with
uncollectible customer receivable accounts,  primarily due to the integration of acquisitions and general economic conditions.  Included in 2007 is approximately
$0.3 million for severance to be paid to a former executive  consistent with the requirements  of his  employment  agreement  and wages and related costs paid to employees who were  separated as part of our strategic plan announced in January
2007.  In  addition,  during the  quarter  ended  March 31,  2007,  fiscal  2007 performance  targets were set by our Board of Directors for our incentive plans.
Included in the 2007 results of operations  is the accrual for  incentive  plans and the recognition of option  compensation  expense consistent with performance expectations. To the degree that vesting expectations increase or decrease, such expense or benefit will be reflected in the last quarter of the fiscal year.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  increased from $4.7 million in 2006 to $5.2
million  in  2007.  As  a  percentage  of  total  revenues,   depreciation   and
amortization expense increased from 16.0% in 2006 to 16.2% in 2007.

      Depreciation  expense  increased from $3.9 million in 2006 to $4.3 million in 2007,  increasing  as a  percentage  of  revenues  from  13.3% to 13.4%.  The increase was due in large part to the purchase and placement of additional  bulk
CO2 tanks at customer sites and equipment obtained from acquisitions.

      Amortization  expense  increased from $0.8 million in 2006 to $0.9 million in 2007.

LOSS ON ASSET DISPOSAL

      Loss on asset disposal increased from $0.4 million in 2006 to $0.5 million in 2007, increasing as a percentage of total revenues from 1.4% to 1.6%.

OPERATING INCOME

      For the reasons previously  discussed,  operating income decreased by $1.6 million from $4.2 million in 2006 to $2.6  million in 2007.  As a percentage  of total revenues, operating income decreased from 14.3% to 8.0%.

INTEREST EXPENSE

      Interest  expense  decreased  from $0.6 million in 2006 to $0.5 million in
2007,  while the  effective  interest rate of our debt was 6.5% in both 2006 and
2007.  The  change  in  interest  expense  was  primarily  due to lower  average outstanding  debt during the current  period as compared to the same period last year. See "Quantitative and Qualitative Disclosures About Market Risk."

INCOME BEFORE PROVISION FOR INCOME TAXES

      Primarily for the reasons  described  above,  income before  provision for income taxes decreased by $1.6 million,  or 43.7%,  from $3.6 million in 2006 to
$2.0 million in 2007.

PROVISION FOR INCOME TAXES

      During the three months ended March 31, 2006 and 2007, we recognized a tax provision  consistent with our effective tax rate. However,  while we anticipate continuing to recognize a full tax provision in future periods, we expect to pay only AMT and  state/local  taxes  until  such time that our net  operating  loss carryforwards are fully utilized.  Our effective rate in 2007 was 45.7% compared to 40.0% last year.  The  increase in the current  quarter is  primarily  due to changes in vesting  expectations of certain incentive stock options for which no tax deduction is allowed in the period in which the related compensation expense
is   recognized,   unless  such  options  are  exercised  as  a   "disqualifying
disposition". Any deduction related to a "disqualifying disposition" is received at the date of exercise.

NET INCOME

      For the reasons  described  above,  net income decreased from $2.2 million
2006 to $1.1 million in 2007.

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

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                         2007                2006
                                                       --------            --------
Net income                                             $  1,111            $  2,180
Interest expense                                            509                 555
Depreciation and amortization                             5,158               4,667
Provision for income taxes                                  935               1,454
                                                       --------            --------
EBITDA                                                    7,713               8,856
Noncash option compensation                               1,301               1,407
                                                       --------            --------
EBITDA excluding the impact of option compensation     $  9,014            $ 10,263
                                                       ========            ========

Cash flows provided by (used in):
  Operating activities                                 $  9,495            $  7,082
  Investing activities                                 $ (3,554)           $ (7,754)
  Financing activities                                 $ (5,888)           $    819

NINE MONTHS  ENDED MARCH 31, 2007  COMPARED TO THE NINE MONTHS ENDED MARCH 31,
2006

TOTAL REVENUES

      Total revenues increased by $10.4 million, or 12.1%, from $85.8 million in
2006 to $96.2 million in 2007.  Revenues derived from our bulk CO2 service plans increased  by $8.5  million,  primarily  due to an  increase  in the  number  of customer  locations,  while  revenues  derived  from the  sale of high  pressure cylinder products, fuel surcharges, equipment sales and other revenues increased by $1.9  million.  The number of customer  locations  utilizing our products and services increased from approximately  99,000 customers at the beginning of 2006 to approximately  116,000  customers at March 31, 2007, due primarily to organic growth and the  acquisition of  approximately  2,500 customer  accounts from Bay
Area  Equipment  Co.,  Inc. on  September  30, 2005 for which there was only six months of corresponding  revenue in 2006 and 3,000 customer accounts from CCE on
June 30, 2006, for which there was no corresponding revenue in 2006.

      The following table sets forth, for the periods indicated,  the percentage of total revenues by service plan:

                                                    Nine Months Ended March 31,
Service Plan                                            2007          2006
                                                   ------------    ------------

      Bulk budget plan(1)                              51.4%          53.1%
      Equipment lease/product purchase plan(2)         18.0           16.5
      Product purchase plan(3)                         10.6           10.2
      High pressure cylinder(4)                         5.5            5.2
      Other revenues(5)                                14.5           15.0
                                                      -----          -----
                                                      100.0%         100.0%
                                                      =====          =====

      (1) Combined fee for bulk CO2 tank and bulk CO2.
      (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
      (3) Bulk CO2 only.
      (4) High pressure CO2 cylinders and non-CO2  gases.
      (5) Surcharges  and other charges.

      PRODUCT  SALES - Revenues  derived from the product  sales  portion of our service plans increased by $8.0 million, or 14.2%, from $55.9 million in 2006 to
$63.9  million in 2007.  The  increase in revenues is  primarily  due to a 10.9%
increase in the average  number of customer  locations  serviced  combined  with slight increase in the quantity of CO2 sold to the average customer due in large part  to the  customers  acquired  in the  Bay  Area  Equipment  transaction  on
September 30, 2005, the CCE  acquisition on June 30, 2006, and the impact of new customer locations activated under master service agreements. In addition, sales of products  and services  other than bulk CO2  increased by $1.9 million due in large part to an increase in  revenues  derived  from  cylinder  products,  fuel surcharges,  and other  revenues,  partially  offset by a decrease in  equipment sales.

      EQUIPMENT RENTALS - Revenues derived from the lease portion of our service plans  increased by $2.5 million,  or 8.3%,  from $29.9 million in 2006 to $32.4 million in 2007,  primarily  due to a 10.1%  increase in the  average  number of customer  locations  leasing  equipment from us, including the impact of the CCE transaction  and  price  increases  to a  significant  number  of our  customers consistent with the Consumer Price Index,  offset by incentive  pricing provided to multiple national restaurant  organizations utilizing our equipment under the bulk budget plan and equipment  lease/product  purchase plans pursuant to master service  agreements.  The number of customer locations renting equipment from us increased from  approximately  83,000 at the beginning of 2006 to  approximately
96,000 at March 31, 2007.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost of products sold, excluding depreciation and amortization,  increased from $36.8  million  in 2006 to $41.6  million in 2007,  while  decreasing  as a percentage of product sales revenue from 65.8% to 65.2%.

      Raw product costs increased by $1.6 million, from $14.3 million in 2006 to
$15.9  million in 2007,  due in large  part to a $1.8  million  increase  in CO2 costs. The volume of CO2 sold by us increased 11.3%,  primarily due to the 10.9%
increase in our average  customer base, while the average price of CO2 increased
4.5%. The increase in CO2 costs was primarily offset by a $0.3 million reduction in costs related to discontinued  syrup accounts acquired in connection with the
BAE  acquisition  last year.  Costs  associated with the rental of high pressure cylinders increased by $0.1 million.

      Operational  costs,  primarily  wages  and  benefits  related  to  cost of products  sold,  increased  from $14.1 million in 2006 to $16.6 million in 2007, primarily  due to the increased  personnel  costs  associated  with an increased customer base and normal annual adjustments in wage rates. As of March 31, 2007, we had 402 full time  delivery  personnel as compared to 362 at the beginning of the year last year.

      Truck  delivery  expenses  increased  from  $5.6  million  in 2006 to $6.4 million in 2007 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies  in the timing and  routing  of  deliveries.  During the last three months,  we have begun to  implement a new routing  routine at select  locations
across  the  country.   The  full   implantation  of  "alpha  routing"  will  be
systematically implemented through the end of fiscal 2008.

      Occupancy and shop costs related to cost of products sold remained  steady at $2.8 million in both 2006 and 2007.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost  of  equipment  rentals,  excluding  depreciation  and  amortization, increased from $2.4 million in 2006 to $4.6 million in 2007 while  increasing as a percentage  of equipment  rentals  revenue from 7.9% to 14.2%.  During  fiscal
2007,  we made a  strategic  decision  to be more  selective  with our  customer activations  on a going  forward  basis,  while  improving  both  operating  and customer  service  metrics.  As part of this decision,  rather than reducing the number of technicians, we are increasing our emphasis on the assessment, upgrade and  service of our bulk CO2 tanks at  customer  sites.  To the degree  that our installers and other personnel are involved in such  activities,  as compared to initial  installation of tanks at customer sites, which consumed the substantial majority of our  technicians'  efforts over the past several years,  the related expense is  recognized  in our  statement  of  operations  as  incurred.  We are increasing  capacity to repair and service tanks,  which is and will continue to reduce  our need to  purchase  new tanks.  Tank  repair  and  service  costs are expensed as incurred as compared to the purchase of a tank, which is capitalized at cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general and  administrative  expenses  increased by $4.7 million from $17.6  million  in 2006 to $22.3  million in 2007,  while  increasing  as a percentage of total revenues from 20.5% in 2006 to 23.2% in 2007.

      Selling related expenses  increased by $0.3 million,  from $3.5 million in
2006 to $3.8 million in 2007,  primarily the result of the planned conversion of select  independent  sales  representatives  to salaried  employees and expenses directed  towards  training,  marketing and growth  opportunities.  However,  in
October 2006 and in January  2007,  as part of our  strategic  growth  plan,  we reduced our sales force by 28 associates, the effect of which will impact future periods.

      General and administrative  expenses increased by $4.4 million,  or 31.5%, from $14.1 million in 2006 to $18.5 million in 2007. This increase was primarily the result of additional  headcount and salaries  associated with  strengthening our infrastructure in core areas, incentive performance plans, increased expense associated with uncollectible customer receivable accounts, primarily due to the integration of acquisitions and general economic conditions,  and an increase in option compensation associated with grants made to officers, key employees,  and directors.

      During the three months ended  December 31, 2006, we changed the method to calculate  stock option  volatility  based on closing  stock price in accordance with SFAS No.  123R,  "SHARE-BASED  PAYMENTS"  and revised the  estimate of fair value for  certain  awards  granted in fiscal  2006 under our 2005 stock  option plans to reflect the date the 2005 plans were approved by our shareholders.  The additional  expense  from these  actions  is not  material  to the prior  year's results of  operations,  nor is it expected to be material to the current year's results of operations (See Note 6a). In addition, during the quarter ended March
31, 2007, fiscal 2007 performance targets were set by our Board of Directors for our incentive plans,  including the vesting of certain  performance based option awards.  Included in the 2007 results of operations is the recognition of option compensation  expense  consistent with performance.  Accordingly,  we recognized
$3.2 million of option compensation in 2007 as compared to $2.5 million the same period last year. To the degree that vesting expectations  increase or decrease, such  expense or benefit  will be  reflected  in the last  quarter of the fiscal year.

DEPRECIATION AND AMORTIZATION

      Depreciation  and  amortization  increased  from $13.5  million in 2006 to
$14.9  million in 2007.  As a percentage  of total  revenues,  depreciation  and amortization expense decreased from 15.8% in 2006 to 15.5% in 2007.

      Depreciation expense increased from $11.3 million in 2006 to $12.4 million in 2007.  The increase  was due in large part to the  purchase and  placement of additional  bulk  CO2  tanks at  customer  sites  and  equipment  obtained  from acquisitions.

      Amortization  expense  increased from $2.2 million in 2006 to $2.5 million in 2007,  primarily  related to the increase in the  amortization  of intangible assets, such as customer lists, associated with the aforementioned acquisitions.

LOSS ON ASSET DISPOSAL

      Loss on asset disposal decreased from $1.6 million in 2006 to $1.5 million in 2007, decreasing as a percentage of total revenues from 1.8% to 1.5%.

OPERATING INCOME

      For the reasons previously  discussed,  operating income decreased by $2.7 million from $13.9  million in 2006 to $11.2 million in 2007. As a percentage of total revenues, operating income decreased from 16.2% to 11.7%.

INTEREST EXPENSE

      Interest  expense  increased  from $1.5 million in 2006 to $1.6 million in
2007,  while the  effective  interest rate of our debt  increased  from 5.8% per annum in 2006 to 6.5% per annum in 2007 due to rising  libor rates over the past year,  partially  neutralized by the impact of the 2005 Swap. See  "Quantitative and Qualitative Disclosures About Market Risk."

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

INCOME BEFORE PROVISION FOR INCOME TAXES

      Primarily for the reasons  described  above,  income before  provision for income taxes decreased by $3.1 million,  or 24.2%, from $12.7 million in 2006 to
$9.6 million in 2007.

PROVISION FOR INCOME TAXES

      During the nine months ended March 31, 2006 and 2007,  we recognized a tax provision  consistent with our effective tax rate. However,  while we anticipate continuing to recognize a full tax provision in future periods, we expect to pay only AMT and  state/local  taxes  until  such time that our net  operating  loss carryforwards  are fully utilized.  Our effective rate for the nine months ended
March 31, 2007 was 47.7%, as compared with 38.6% last year. Included in the 2007 rate is $0.6 million in income tax expense  associated  with a decrease in state and local net operating  loss  carryforwards  expected to be available to offset
future  taxable   income.   Exclusive  of  the  impact  of  the  operating  loss
carryforwards,  the effective  rate in 2007 was 41.9%,  consistent  with ongoing expectations.

NET INCOME

      For the reasons  described  above,  net income decreased from $7.8 million
2006 to $5.0 million in 2007.

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

                                                      Nine Months Ended March 31,
                                                      ---------------------------
                                                          2007          2006
                                                      ------------   ------------
Net income                                              $  5,012       $  7,774
Interest expense                                           1,635          1,463
Depreciation and amortization                             14,900         13,527
Provision for income taxes                                 4,584          4,883
Gain on financial instrument                                --             (177)
                                                        --------       --------
EBITDA                                                    26,131         27,470
Noncash option compensation                                3,245          2,492
                                                        --------       --------
EBITDA excluding the impact of option compensation      $ 29,376       $ 29,962
                                                        ========       ========

Cash flows provided by (used in):
  Operating activities                                  $ 27,448       $ 24,266
  Investing activities                                  $(19,325)      $(28,698)
  Financing activities                                  $ (8,224)      $  3,794

LIQUIDITY AND CAPITAL RESOURCES

      Our cash  requirements  consist  principally  of (1) capital  expenditures associated  with  purchasing  and placing new bulk CO2 systems  into  service at customers'  sites;  (2)  payments  of  principal  and  interest  on  outstanding indebtedness;  and (3) working capital. Whenever possible, we seek to obtain the use of vehicles,  land, buildings,  and other office and service equipment under operating  leases as a means of conserving  capital.  We anticipate  making cash capital expenditures of approximately $20.0 million for internal growth over the next twelve months,  primarily for purchases of bulk CO2 systems and utilization of existing bulk CO2 systems for new customers.

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

      On January 29, 2007, our Board of Directors  authorized a share repurchase program  under which we may  repurchase  up to $50 million of our common  shares from  time to time in the open  market  through  December  31,  2007.  The share repurchase program commenced on February 5, 2007. The share repurchase plan does not obligate us to acquire any particular  amount of shares and may be suspended at any time.  During the quarter  ended March 31, 2007,  we purchased a total of
513,318  common  shares at an average price of $24.38 per share for an aggregate purchase price of $12.5 million. As of March 31, 2007, the remaining  authorized amount for share repurchases was $37.5 million.

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
                 ------------------------------------------------

      Interest  is payable  periodically  on  borrowings  under the 2005  Credit
Facility. The 2005 Credit Facility is uncollateralized.  We are required to meet certain affirmative and negative covenants,  including financial  covenants.  We are required to assess our compliance with these  financial  covenants under the
2005 Credit Facility on a quarterly basis.  These financial  covenants are based on a  measure  that  is not  consistent  with  accounting  principles  generally accepted in the United  States of America.  Such measure is EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further  modified by certain defined  adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place us in default and cause the debt outstanding  under the 2005 Credit Agreement to immediately  become due and payable.  In connection with our share repurchase  program  announced during the quarter  ended March 31,  2007,  the 2005 Credit  Facility was amended to modify certain  covenants.  We were in  compliance  with all  covenants  under the 2005
Credit Facility as of June 30, 2005 and all subsequent periods through March 31,
2007.

      As of March 31, 2007, a total of $36.3 million was outstanding pursuant to the 2005 Credit Facility,  primarily consisting of Libor (Eurodollar Rate) loans with a weighted average interest rate of 6.6% per annum.

OTHER

      During  the nine  months  ended  March 31,  2007,  our  capital  resources included cash flows from operations and available  borrowing  capacity under the
2005 Credit  Facility.  We believe that cash flows from operations and available borrowings  under the 2005 Credit  Facility  will be sufficient to fund proposed operations for at least the next twelve months.

      WORKING  CAPITAL.  As of March 31, 2007 and June 30, 2006,  we had working capital of $16.7 million.

      CASH FLOWS  FROM  OPERATING  ACTIVITIES:  During  2006 and 2007,  net cash
generated  by  operating   activities  was  $24.3  million  and  $27.4  million,
respectively.  Cash used by our working capital assets improved by $4.2 million, partially  offset by the cash generated  from our results of operations.  To the degree that our technicians  have shifted from the initial  installation of bulk

CO2 tanks at customer sites to the  assessment,  upgrade and service of our bulk
CO2 tanks at customer  sites,  this  represents  a shift of  approximately  $2.2 million from  investing  activities  to operating  activities.  See "Nine Months
Ended March 31, 2007  Compared to the Nine Months Ended March 31, 2006 - Cost of
Equipment Rentals, Excluding Depreciation and Amortization."

      CASH FLOWS FROM INVESTING ACTIVITIES.  During 2006 and 2007, net cash used in  investing  activities  was $28.7  million and $19.3  million,  respectively.
Investing  activities in 2006 included $4.7 million paid for the  acquisition of the beverage  carbonation  business of Bay Area Equipment Co., Inc. ("BAE"), and related  acquisition  expenses on September 30, 2005.  Exclusive of  acquisition purchases,  investing activities are primarily  attributable to the acquisition, installation and direct placement costs of bulk CO2 systems.

      CASH FLOWS FROM FINANCING ACTIVITIES.  During 2006, cash flows provided by financing  activities  was  $3.8  million,  compared  to  $8.2  million  used in financing  activities  in 2007.  During 2006,  we borrowed the funds to purchase
BAE, much of which has subsequently  been repaid.  As previously  discussed,  in
2007 we purchased a total of 513,318 common shares at an average price of $24.38 per share for an aggregate purchase price of $12.5 million.  However,  debt only increased  by $0.9  million  since June 30,  2006,  as we have  generated  $11.7 million of excess cash during the year from ongoing activities.

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

      As of March 31,  2007,  we  operated a total of 352  specialized  bulk CO2 delivery  vehicles and technical  service vehicles that logged  approximately 15 million miles over the last twelve months.  While significant  increases in fuel prices  impact  our  operating  costs,  such  impact is  largely  offset by fuel surcharges billed to the majority of our customers.

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
which is effective for fiscal years  beginning  after  December 15, 2006. FIN 48 clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109, "ACCOUNTING
FOR INCOME TAXES" ("SFAS  109").  FIN 48 prescribes a recognition  threshold and measurement attribute for the financial statement recognition and measurement of a tax  position  taken or expected to be taken in a tax return.  The adoption of
FIN 48 is not  expected  to have a material  impact on our  financial  position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As  discussed  under  "Management's  Discussion  and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources" above, as of March 31,  2007,  a total of $36.3  million  was  outstanding  under the 2005
Credit Facility with a weighted average  interest rate of 6.6% per annum.  Based upon the $36.3 million  outstanding  under the 2005 Credit Facility at March 31,
2007, our annual  interest cost under the 2005 Credit Facility would increase by
$0.4 million for each 1% increase in Eurodollar interest rates.

      In order to reduce our  exposure to  increases in  Eurodollar  rates,  and consequently to increases in interest  payments,  we entered into a new interest rate swap transaction  (the "2005 Swap") comprised of two instruments  ("Swap A"
and "Swap B") on September 28, 2005, with an effective date of October, 3, 2005.
Swap A, in the amount of $15.0  million  (the "A Notional  Amount"),  matures on
October  3, 2008 and Swap B, in the  amount  of $5.0  million  (the "B  Notional
Amount"),  matured  on April 3,  2007.  Pursuant  to Swap A and Swap B, we pay a
fixed  interest rate of 4.69% and 4.64% per annum,  respectively,  and receive a
Eurodollar-based floating rate. The effect of the 2005 Swap is to neutralize any changes in Eurodollar  rates on the A Notional Amount and the B Notional Amount.
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

      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.  There was no change in our internal  control over financial  reporting  during our third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      (c) Issuer Purchases of Equity Securities.

                                                                                              Approximate Dollar
                                                                       Total Number of        Value of Shares that
                                           Total                           Shares                  May Yet Be
                                          Number of      Average      Purchased as Part of       Purchased Under
                                           Shares      Price Paid     Publicly Announced              the
Period                                    Purchased     Per Share      Plans or Programs        Plans or Programs
---------------------------------------- ------------ ------------ ------------------------- ----------------------
January 1, 2007 to January 31, 2007              0           0                   0              $50,000,000 (1)
---------------------------------------- ------------ ------------ ------------------------- ----------------------
February 1, 2007 to February 28, 2007      189,621      $   24.05          189,621              $45,439,000
---------------------------------------- ------------ ------------ ------------------------- ----------------------
March 1, 2007 to March 31, 2007            323,697      $   24.57          323,697              $37,485,000
---------------------------------------- ------------ ------------ ------------------------- ----------------------
Total                                      513,318      $   24.38          513,318
---------------------------------------- ------------ ------------ ------------------------- ----------------------

(1)   On January 31,  2007,  we publicly  announced  that our Board of Directors authorized a share repurchase  program under which we may repurchase up to
      $50 million of our common  shares  through  December 31, 2007.  During the quarter  ended March 31,  2007,  we  purchased  a total of 513,318  common shares at an average  price of $24.38 per share for an aggregate  purchase price of  $12,514,337.  As of March 31,  2007,  the  remaining  authorized amount for share repurchases was $37,485,000.

ITEM 6. EXHIBITS.

Exhibit No.  Exhibit
-----------  ------

10.1         Third Amendment to Credit Agreement dated as of March 23, 2007.
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

                                          NuCO2 Inc.

Dated:  May 10, 2007                     By: /s/ Robert R. Galvin
                                         ---------------------------------------
                                         Robert R. Galvin
                                         Chief Financial Officer