Form 10-K
period 2007-06-30
NUCO2 INC /FL
filed 2007-09-13
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the fiscal year ended June 30, 2007

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

Registrant's telephone number, including area code: (772) 221-1754

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------               -----------------------------------------

common stock, $.001 par value                 Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

                                                                None.

      Indicate by check mark if the Registrant is a well-known  seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the  Registrant  is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the  Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the
Registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. |_|

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

      The  aggregate  market  value  at  December  29,  2006  of  shares  of the
Registrant's  common  stock,  $.001 par value per share  (based upon the closing price of $24.59 per share of such stock on the Nasdaq  Global  Select  Market on
such  date),   held  by  non-affiliates  of  the  Registrant  was  approximately
$385,033,000.  Solely  for the  purposes  of this  calculation,  shares  held by directors and executive  officers of the  Registrant  have been  excluded.  Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

      At  September 5, 2007,  there were  outstanding  14,757,281  shares of the
Registrant's common stock, $.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The  information  required  by Items 10,  11, 12, 13 and 14 of Part III is incorporated by reference to the  Registrant's  definitive proxy statement to be filed not later than October 29, 2007 pursuant to Regulation 14A.

                                   NUCO2 INC.

                                      Index

                                                                                                     Page

PART I.
Item 1.    Business.                                                                                    1
Item 1A.   Risk Factors                                                                                 8
Item 1B.   Unresolved Staff Comments                                                                   15
Item 2.    Properties.                                                                                 15
Item 3.    Legal Proceedings.                                                                          15
Item 4.    Submission of Matters to a Vote of Security Holders.                                        15

PART II.
Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities.                                                  16
Item 6.    Selected Financial Data.                                                                    18
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                                                      19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                                 35
Item 8     Financial Statements and Supplementary Data.                                                36
Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.                                                                       36
Item 9A.   Controls and Procedures.                                                                    36
Item 9B.   Other Information.                                                                          37

PART III.
Item 10.   Directors, Executive Officers and Corporate Governance.                                     37
Item 11.   Executive Compensation.                                                                     37
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.                                                            37
Item 13.   Certain Relationships and Related Transactions, and Director Independence.                  37
Item 14.   Principal Accountant Fees and Services.                                                     37

PART IV.
Item 15.   Exhibits and Financial Statement Schedules.                                                 37

Signatures                                                                                             41
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

      Today,  the  majority  of our growth is driven by the  conversion  of high pressure cylinder users to bulk CO2 systems and new outlet openings. Our ability to grow is  dependent  on the  success of our  marketing  efforts to acquire new customers and their  acceptance  of bulk CO2 systems as a  replacement  for high pressure cylinders.

      Since our  incorporation  in Florida in 1990, we have expanded our service area from one  service  location  and 19  customers  in Florida  to 128  service locations supporting  approximately  115,500 customer locations nationally as of
June 30,  2007.  Since our initial  public  offering of common stock in December
1995,  this growth has been  achieved,  in large part,  with the proceeds of our initial public offering as well as a secondary  offering of common stock in June
1996,  borrowings under our senior credit  facilities,  the issuance in 1997 and
1999 of our 12%  senior  subordinated  notes  due  2004 and  2005,  respectively
(prepaid in August  2003),  the sale of our Series A 8%  Cumulative  Convertible
Preferred  Stock in May 2000  (converted  into 754,982 shares of common stock in
August 2004) and Series B 8% Cumulative  Convertible Preferred Stock in November
2001  (converted  into  247,420  shares of common stock in December  2004),  the private  placement of our common  stock in August  2002,  the issuance in August

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

      ACCELERATE  PENETRATION AND EXPANSION OF CUSTOMER  ACCOUNTS THROUGH MASTER
SERVICE AGREEMENTS. We have entered into master service agreements which include
90 restaurant and convenience  store concepts that provide  fountain  beverages.
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

                                          % of Fiscal
                                          2007 Service
                                              Plan
             Service Plan                    Revenue                                  Description
             ------------                    -------                                  -----------

Budget Plan                                   64%               Customer pays a flat monthly fee for bulk CO2 system
                                                                rental and bulk CO2

Equipment Lease and Product Purchase          23%               Customer rents bulk CO2 system and pays a per pound rate
Plan                                                            for bulk CO2

Fill Plan                                     13%               Customer owns bulk CO2 system and pays a per pound rate
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
Customers under the Equipment Lease and Product Purchase Plan also lease from us a bulk CO2 system, but the customer is charged on a per pound basis for all bulk
CO2  delivered.  Fill Plan  customers own their own bulk CO2 system and purchase bulk CO2 on a per pound  basis  from us. We seek to  negotiate  six-year  supply contracts even with  customers  that own their own bulk CO2 systems.  We believe that the use of long-term  service plans provides benefits to both our customers and us. Customers are able to largely eliminate CO2 supply interruptions and the need to operate CO2  equipment  themselves,  while the  long-term  nature of the service plan adds  stability to our revenue  base.  After the  expiration of the initial term of the service plan, the plan generally  renews  automatically or a new service plan is agreed upon.

      At June 30, 2007, we operated 128 service locations (116 stationary and 12 mobile)  located in 42 states  along with a dedicated  fleet of 232  specialized bulk CO2 delivery vehicles and 119 technical  service or utility vehicles.  Each stationary  service  location is equipped  with a storage tank (up to 40 tons in size) which receives bulk CO2 from large  capacity  tanker trucks and from which our specialized bulk CO2 delivery vehicles are filled with bulk CO2 for delivery to customers.

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

      We  have   developed  an  automated   system  to  achieve   maximum  route
optimization.  In order to ensure  reliability and consistent  service levels to the customer,  CO2 deliveries are made at fixed intervals.  Information from our
propriety   AccuRoute(R)  system  is  used  to  determine  the  proper  delivery frequency. Each account is placed into the correct frequency grouping based upon delivery history,  seasonality,  and promotions  reported to us by the customer.
The  scheduling  system  analyzes a customer's  CO2 usage (as determined by flow meters installed on our specialized bulk CO2 delivery vehicles) to determine the planned delivery frequency. The foundation of our scheduling system is the delivery information gathered by the portable account link, or PAL
System.  The PAL system  utilizes a hand-held  device to provide field personnel with up to date delivery route and customer account  information and also serves as an input source record for all delivery and service transaction information.

      The scheduling system further utilizes  sophisticated  computer algorithms that consider:

        o     Latitudinal and longitudinal map location of the account
        o     Optimal driving directions to reduce drive time
        o     Safety stock margins
        o     Truck capacity
        o     Manpower capacity
        o     Any special delivery requirements

      The software  program  then  creates an optimal  route using all the above information  to service  the  customer.  The system  also  allows both local and senior management the ability to review performance to the routing program.

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
Burger King                       Pizza Hut                     Cheesecake Factory            Pizzeria Uno
Captain D's                       Pizza Inn                     Chevy's                       Ponderosa Steak House
Carl's Jr.                        Quizno's Classic Subs         Chili's                       Red Lobster/Olive Garden
Checker's Drive-In                Rubios                        Corner Bakery                 Roadhouse Grill
Chipotle Grill                    Sbarro                        Don Pablo's                   Rockfish
Church's Chicken                  Schlotzsky's Deli             Friendly's Restaurant         Romano's Macaroni Grill
D'Angelo's Sandwich Shop          Sonic Drive-In                Hard Rock Cafe                Ruby Tuesday
Dunkin' Donuts                    Steak'n Shake                 Hooters                       Ryan's Family Steak House
El Pollo Loco                     Subway                        Landry's                      Shoney's
Hardee's                          Taco Bell                     Longhorn Steakhouse           Spaghetti Warehouse
KFC                               Wendy's                       Maggiano's Little Italy
Krystal                           White Castle
                                                                                  CONVENIENCE/PETROLEUM

                                                                7-Eleven                      Phillips 66
CONTRACT FEEDERS                  WHOLESALE CLUBS               AM/PM                         Pilot Travel
                                                                BP/Amoco                      Racetrac Petroleum
ARAmark                           BJ's Wholesale                Circle K                      Shell ETD
Compass Group                     Costco                        Coastal Market                Spectrum Stores
Fine Host                         Sam's Club                    Conoco                        Speedway
Host Marriott                                                   Cumberland Farms              Thornton Oil
                                                                Exxon                         Tom Thumb

                     SPORTS VENUES                                                  MOVIE THEATRES

AMF Bowling Centers               Madison Square Garden         Carmike Cinemas               Regal Entertainment
Brunswick Recreation Centers      Raymond James Stadium         Loews Cineplex                Wallace Theatres
Derby Lane
Dolphin Stadium                                                                     THEME/AMUSEMENT
Georgia Dome
                                                                Six Flags                     Wet 'n' Wild
                                                                Universal Studios Florida     White Waters
                                                                Walt Disney World

MASTER SERVICE AGREEMENTS

      We have entered into master service agreements which include 90 restaurant and convenience  store concepts that provide  fountain  beverages.  These master service  agreements  generally  provide  for a  commitment  on the  part  of the operator for all of its currently  owned  locations and may also include  future locations.  We  currently  service  approximately  53,000  chain and  franchisee locations  with  chains  that have  signed  master  service  agreements.  We are actively  working on  expanding  the number of master  service  agreements  with numerous restaurant chains.

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

o     As of June 30, 2007, we had a fleet of 351 delivery and technical  service or  utility  vehicles  operated  by 371  drivers  and 113  technicians  to maintain  our  installed  base of bulk CO2  systems and respond to service calls  allowing us to provide  on-site  service to any customer  generally within a matter of hours, minimizing service interruptions.  As carbonated
      fountain   beverages   represent  a  highly  profitable  product  for  our
      customers, our ability to respond quickly can minimize costly downtime due to lack of carbonation.

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

      HIGHLY VISIBLE  REVENUE  STREAM  SUPPORTED BY STRONG BACKLOG AND LONG-TERM
CUSTOMER CONTRACTS.  As of June 30, 2007, we had a signed contractual backlog of approximately 5,000 new customer accounts awaiting activation. Our contracts are typically five to six years in duration,  providing  stability and visibility to
our  revenue  base.  We  have  established  long-term   relationships  with  our
customers'  organizations  and have  experienced  strong renewal rates under our existing contracts.  In addition, we are not overly dependent on the business of any one customer. For the year ended June 30, 2007, no single customer accounted for more than 5% of our revenues.

      LONG-STANDING    RELATIONSHIPS   WITH   BLUE-CHIP   SUPPLIERS.   We   have
long-standing  relationships  with  our  suppliers  who  are  leaders  in  their respective  industries  including,  The BOC Group,  Inc. which supplies our bulk
CO2;  Ryder Truck  Rental,  Inc.,  from whom we lease our delivery and technical service  vehicles;  and Chart  Industries,  Inc. and Harsco  Corporation,  which provide our bulk CO2 tanks.  As one of the largest  purchasers  of both bulk CO2 and bulk CO2 tanks for carbonating fountain beverages, we believe we are able to negotiate  long-term  agreements  with our  suppliers at favorable  terms and to secure priority delivery.

      STRONG  OPERATING CASH FLOW.  Since 2002,  average EBITDA (earnings before interest,  taxes,  depreciation and amortization)  margins have been 30%. During the same  period,  the Company  generated  cash from  operations  totaling  $154 million.  We have  invested  this cash in the future  growth of our  business by purchasing  bulk CO2 tanks and  equipment  and  expanding our network of service locations.  Since 2002, our investments have enabled us to increase our customer locations served by over 60%, to approximately 115,500 currently. We plan to use the excess cash  generated by  operations  to invest in the future growth of our business  both through  direct  investment in revenue  generating  equipment and acquisitions,  and through debt repayment and share  repurchases to increase our balance sheet flexibility.

SALES AND MARKETING

      Our  bulk  CO2  systems  and  services  are  sold by a sales  force  of 25
commission  only  independent  sales   representatives  and  43  salaried  sales
personnel.  We market our bulk CO2 systems and services to large  customers such as restaurant  and  convenience  store chains,  movie theater  operators,  theme parks,  resorts  and sports  venues.  Our  customers  include  many of the major national and regional  chains  throughout the United  States.  We approach large chains on a corporate  or regional  level for  approval to become the  exclusive supplier  of bulk CO2  systems  and  services  on a  national  basis or within a designated territory. We then direct our sales efforts to the managers or owners of the individual or franchised  operating units. Our  relationships  with chain customers in one geographic  market frequently help us to establish service with these same chains  when we expand  into new  markets.  After  obtaining  service relationships  for a chains'  locations  in a new market,  we attempt to rapidly build route density by targeting independent restaurants, convenience stores and theaters for bulk CO2 system conversion and/or service.

BACKLOG

      As of June 30,  2006 and  2007,  we had a signed  contractual  backlog  of approximately  5,700 and 5,000 new  service  locations,  respectively,  awaiting activation.  Activations  are dependent upon a number of factors,  including the expiration of any existing agreements the customer may have with its current CO2 supplier.

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

EMPLOYEES

      At June 30, 2007,  we employed 700 full-time  employees,  216 of whom were involved  in  management,  sales or  customer  support,  371 of whom were  route drivers  and  113 of whom  were  in  technical  service  functions.  None of our employees is subject to a collective bargaining agreement; however, employees in
Chicago, Illinois and Hampshire, Illinois have elected union representation.  We consider our relationship with our employees to be good.

TRADEMARKS

      We market our  services  using the NuCO2(R)  and  AccuRoute(R)  trademarks which have been registered by us with the U.S. Patent and Trademark Office.  The
current   registrations   for  these   trademarks   expire  in  2017  and  2013,
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
RESULTS.

      We intend to continue to expand our operations. We may be unable to:

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
REVENUES.

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

      As of June 30, 2007, we had a signed contractual  backlog of approximately
5,000 new customer locations awaiting activation.  However,  this backlog is not necessarily  indicative of future growth rates in our operating  results,  which will  depend  in part on our  ability  to  implement  new  customer  agreements.
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

WE HAVE SIGNIFICANT INDEBTEDNESS AND OUR OBLIGATION TO SERVICE THAT INDEBTEDNESS
COULD DIVERT FUNDS FROM  OPERATIONS  AND LIMIT OUR ABILITY TO OBTAIN  ADDITIONAL
FUNDING TO EXPAND OUR BUSINESS.

      As of June 30, 2007,  we had  outstanding  indebtedness  of  approximately
$34.8 million under our revolving credit facility.

      If we  are  unable  to  generate  sufficient  cash  flow  to  service  our indebtedness, we will have to:

      o     reduce or delay planned capital expenditures;
      o     sell assets;
      o     restructure or refinance our indebtedness; or
      o     seek additional equity capital.

      We are  uncertain  whether  any of these  strategies  can be  affected  on satisfactory  terms, if at all. In addition,  the extent to which we continue to have indebtedness could have significant consequences, including:

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

      o     our indebtedness may make us more vulnerable to economic  downturns, limit our ability to withstand  competitive  pressures or reduce our
            flexibility   in  responding  to  changing   business  and  economic
            conditions.

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

IMPLEMENTING  OUR  ACQUISITION   STRATEGY  INVOLVES  RISK  AND  OUR  FAILURE  TO
SUCCESSFULLY IMPLEMENT THIS STRATEGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR
BUSINESS.

      One of our key strategies is to grow our business by selectively  pursuing acquisitions  of bulk CO2 customer  accounts.  Since 1995, we have acquired more than 30,000  bulk CO2  customer  locations,  and we are  continuing  to actively pursue  additional  customer  account  acquisition  opportunities.  Acquisitions involve risks, including those relating to:

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

      Our growth  strategy may affect  short-term cash flow and net income as we expend funds,  increase indebtedness and incur additional expenses in connection with pursuing acquisitions of bulk CO2 customer accounts. We experienced some of the risk  described  above  following  prior  acquisitions  of bulk CO2 customer accounts.  As a result, we were unable to manage our growth  effectively and our customer service levels declined.  As a result, our business suffered. If we are not able to identify or acquire bulk CO2 customer  accounts  consistent with our growth  strategy  or if we fail to  integrate  any  acquired  bulk CO2  customer locations  into our  operations  successfully,  we may not  achieve  anticipated increases in revenue,  costs savings and  economies of scale,  and our operating results may be adversely affected.

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

WE DEPEND ON THE CONTINUED CONTRIBUTIONS OF OUR EXECUTIVE OFFICERS AND OTHER KEY
MANAGEMENT, EACH OF WHOM WOULD BE DIFFICULT TO REPLACE.

      Our future  success  depends to a  significant  degree upon the  continued
contributions  of our senior  management  and our  ability to attract and retain other highly qualified management personnel.  We face competition for management from other companies and organizations.  Therefore, we may not be able to retain our existing management  personnel or fill new management positions or vacancies created by expansion or turnover at our existing  compensation  levels.  We have entered  into  executive  employment  agreements  with  key  members  of  senior management.  The employment  agreements with our chief executive officer,  chief financial  officer,  chief operating  officer and general counsel expire in June
2009,  October  2008,  May  2009  and July  2009,  respectively.  We do not have
"key-person"  insurance  on the lives of any of our key  officers or  management personnel  to mitigate  the impact to our  company  that the loss of any of them would  cause.  Specifically,  the loss of any of our  executive  officers  would disrupt  our  operations  and divert  the time and  attention  of our  remaining
officers.   Additionally,   failure  to  attract  and  retain  highly  qualified
management personnel would damage our business prospects.

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

      Stainless  steel is used in the  manufacture  of our bulk  CO2  tanks.  We purchase our tanks from manufacturers  under agreements,  the terms of which are renegotiated on an annual basis. Stainless steel prices increased  significantly during  fiscal 2007.  Future  increases in stainless  steel may result in higher prices for the CO2 tanks we must purchase.

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

THE MARKET  PRICE OF OUR COMMON  STOCK HAS BEEN AND MAY  CONTINUE TO BE VOLATILE
AND MAY DECLINE REGARDLESS OF OUR OPERATING PERFORMANCE.

      Our common  stock  price has  fluctuated  substantially  since our initial public offering in December 1995. Our common stock sales price reached a 52-week high of $29.33 on October 16, 2006.  There can be no  assurance  that the market price for our common  stock will remain at its  current  level and a decrease in the market price could result in substantial losses for investors.

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

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

      We have never  declared or paid any cash dividends on our common stock and we do  not  anticipate  declaring  any  cash  dividends  on  our  stock  in  the foreseeable  future.  We intend to retain  all  future  earnings  for use in the development of our business.

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

FUTURE SALES OF SHARES MAY  ADVERSELY  AFFECT OUR STOCK PRICE SINCE ANY INCREASE
IN THE AMOUNT OF OUTSTANDING SHARES MAY HAVE A DILUTIVE EFFECT ON OUR STOCK.

      If our shareholders  sell  substantial  amounts of our common stock in the public  market,  the market  price of our common  stock could fall.  These sales could be due to shares issued upon exercise of outstanding options.  These sales also  might  make it more  difficult  for us to sell  equity  or  equity-related securities in the future at a time and price that we deem  appropriate.  At June
30, 2007, we had granted options to purchase an aggregate of 1,949,148 shares of common stock at a weighted-average exercise price of $20.38 per share. We cannot assure  you  that  substantial  sales of our  common  stock  resulting  from the exercise of stock  options  will not dilute our common  stock or lower our share price.

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

SECURITIES ANALYSTS MAY NOT CONTINUE OR INITIATE COVERAGE OF OUR COMMON STOCK OR
MAY ISSUE NEGATIVE  REPORTS,  AND THIS MAY HAVE A NEGATIVE  IMPACT ON OUR COMMON
STOCK'S MARKET PRICE.

      There is no assurance  that  securities  analysts will continue to publish research  reports on us. If  securities  analysts do not,  this lack of research coverage  may  adversely  affect the market  price of our  common  stock.  Rules mandated by the  Sarbanes-Oxley  Act of 2002,  and a global  settlement  reached between the SEC, other  regulatory  agencies and a number of investment banks in
April 2003,  have led to a number of  fundamental  changes in how  analysts  are reviewed and compensated.  In particular,  many investment banking firms are now required  to  contract  with  independent  financial  analysts  for their  stock research. It may be difficult for companies with smaller market capitalizations, including  us, to  attract  independent  financial  analysts  who will cover our common stock, which could have a negative effect on our market price.

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

1B.   UNRESOLVED STAFF COMMENTS

      None.

2.    PROPERTIES.

      Our  corporate  headquarters  are  located in a 32,000  square foot leased
facility  in  Stuart,  Florida  that  accommodates  corporate,   administrative,
customer  service,  marketing,  and sales.  At June 30, 2007, we also leased 116 stationary  service  locations.  These facilities are rented on terms consistent with market  conditions  prevailing  in the area.  We believe  that our existing facilities are suitable for our current needs and that additional or replacement facilities, if needed, are available to meet future needs.

3.    LEGAL PROCEEDINGS.

      On May 21, 2007, Pop's Pancakes,  Inc. and  Zuccarelli's  Italian Kitchen,
Inc.  filed a lawsuit  against us in the United  States  District  Court for the
Southern  District of Florida for violations of the Florida Deceptive and Unfair
Trade Practices Act and for breach of contract. The plaintiffs are seeking class
action  status.   These  complaints  alleged  that  we  failed  to  disclose  an administrative fee we charged to our customers. We deny wrongdoing and intend to vigorously defend against this lawsuit.

      In addition,  we are involved from time to time in  litigation  arising in the ordinary  course of  business,  none of which is expected to have a material adverse effect on our financial condition or results of operations.

4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
      ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common  stock  trades on the Nasdaq  Global  Select  Market  under the symbol "NUCO".  The following  table  indicates the high and low sale prices for our common  stock for each  quarterly  period  during  fiscal 2006 and 2007,  as reported by the Nasdaq Global Select Market.

                                                  High                Low
                                                  ----                ---

Calendar 2005

Third Quarter                                $     27.34          $   23.42
Fourth Quarter                                     28.77              21.24

Calendar 2006

First Quarter                                $     32.57          $   27.60
Second Quarter                                     32.46              23.81
Third Quarter                                      28.43              23.00
Fourth Quarter                                     29.33              24.01

Calendar 2007

First Quarter                                $     26.35          $   19.80
Second Quarter                                     26.94              23.81

      At September 10, 2007, there were  approximately  150 holders of record of our common stock, although there is a much larger number of beneficial owners.

      We have  never  paid  cash  dividends  on our  common  stock and we do not anticipate  declaring any cash dividends on our common stock in the  foreseeable future.  We intend to retain all future  earnings for use in the  development of our business.

      The  following  table  sets forth  certain  information  regarding  equity compensation plans as of June 30, 2007.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                     Number of securities remaining
                              Number of securities to       Weighted-average          available for future issuance
                              be issued upon exercise       exercise price of        under equity compensation plans
                              of outstanding options,     outstanding options,     (excluding securities reflected in
Plan Category                   warrants and rights        warrants and rights                 column (a))
-------------                   -------------------        -------------------     ----------------------------------
                                        (a)                       (b)                              (c)

Equity compensation plans            1,949,148                   $20.38                          963,750
approved by security          shares of common stock                                     shares of common stock
holders ...

Equity compensation plans                0                         0                                0
not approved by security
holders ...

          Total ...                    1,949,148                 $20.38                          963,750
                                shares of common stock                                   shares of common stock

PURCHASES OF EQUITY SECURITIES

      On January 31,  2007,  we publicly  announced  that our Board of Directors authorized a share  repurchase  program under which we may  repurchase up to $50 million of our common stock through December 31, 2007.  During the quarter ended
June 30,  2007,  we purchased a total of 392,791  shares at an average  price of
$25.50 per share for an aggregate purchase price of $10,016,175.  As of June 30,
2007, we had  repurchased  906,109 shares of common stock at an average price of
$24.87 per share for an aggregate  purchase price of $22,530,512 since inception of the share repurchase program,  and the remaining  authorized amount for share repurchases was $27,469,000.

      -----------------------------------------------------------------------------------------------------------------
                                                                                                  Approximate Dollar
                                               Total       Average     Total Number of Shares    Value of Shares that
                                             Number of    Price Paid    Purchased as Part of          May Yet Be
                                               Shares     Per Share      Publicly Announced       Purchased Under the
                     Period                  Purchased                    Plans or Programs        Plans or Programs
      -----------------------------------------------------------------------------------------------------------------
      April 1, 2007 to April 30, 2007          20,225        $24.99            20,225                 $36,980,000
      -----------------------------------------------------------------------------------------------------------------
      May 1, 2007 to May 31, 2007             162,624        $24.97           162,624                 $32,919,000
      -----------------------------------------------------------------------------------------------------------------
      June 1, 2007 to June 30, 2007           209,942        $25.96           209,942                 $27,469,000
      -----------------------------------------------------------------------------------------------------------------
      Total                                   392,791        $25.50           392,791
      -----------------------------------------------------------------------------------------------------------------

PERFORMANCE GRAPH

      The following graph compares, for each of the fiscal years indicated,  the annual  percentage  change in the  cumulative  total  shareholder  return on our common stock with the cumulative total return of (i) the Nasdaq Composite Index, a broad equity  market  index,  and (ii) the Russell  2000 Index,  a "small cap"
business index.

-----------------------------------------------------------------------------------
                       6/02           6/03      6/04      6/05      6/06      6/07
-----------------------------------------------------------------------------------
NuCo2 Inc.            100.00         67.21     140.21    183.36    171.71    183.36
NASDAQ Composite      100.00         109.91    139.04    141.74    155.82    191.32
Russell 2000          100.00         98.36     131.18    143.57    164.50    191.53

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

                                                                    Fiscal Year Ended June 30,
                                                                    --------------------------
                                                    2007         2006          2005          2004         2003
                                                    ----         ----          ----          ----         ----
                                                    (in thousands, except per share amounts and Operating Data)
Income Statement Data:

Product sales ................................    $  85,865    $  75,959     $  60,518     $  49,115    $  45,027
Equipment rentals ............................       44,263       40,237        36,822        31,721       29,382
                                                  ---------    ---------     ---------     ---------    ---------

Total revenues ...............................      130,128      116,196        97,340        80,836       74,409
                                                  ---------    ---------     ---------     ---------    ---------

Cost of products sold, excluding depreciation
and amortization .............................       55,835       49,397        41,278        33,883       32,047
Cost of equipment rentals, excluding
depreciation and amortization ................        6,714        3,086         2,391         2,345        3,513
Selling, general and administrative expenses .       28,521       24,146        17,020        15,722       17,484
Depreciation and amortization ................       20,059       18,333        16,484        15,234       17,167
Loss on asset disposal .......................        2,260        1,733         1,332         1,242        1,650
                                                  ---------    ---------     ---------     ---------    ---------

Operating income .............................       16,739       19,501        18,835        12,410        2,548
Loss on early extinguishment of debt .........           --           --         5,817         1,964           --
Unrealized (gain) loss on financial instrument           --         (177)           --           177           --
Interest expense .............................        2,207        1,989         6,985         7,947        7,487
                                                  ---------    ---------     ---------     ---------    ---------

Net income (loss) before income taxes ........       14,532       17,689         6,033         2,322       (4,939)
Provision for (benefit from) income taxes ....        6,893        7,341       (19,558)          142           --
                                                  ---------    ---------     ---------     ---------    ---------
Net income (loss) ............................    $   7,639    $  10,348     $  25,591     $   2,180    $  (4,939)
                                                  =========    =========     =========     =========    =========

Net income (loss) per basic common share .....    $    0.49    $    0.67     $    1.98     $    0.13    $   (0.54)
Net income (loss) per diluted common share ...    $    0.48    $    0.65     $    1.79     $    0.12    $   (0.54)

Weighted average shares outstanding - basic ..       15,593       15,427        12,808        10,689       10,396
Weighted average shares outstanding - diluted        15,886       15,997        14,295        11,822       10,396

Other Data:

EBITDA (1) ...................................    $  36,798    $  37,834     $  35,319     $  27,644    $  19,715

Total company owned bulk CO2 systems serviced        96,000       93,000        82,000        68,000       63,000
Customer owned bulk CO2 systems serviced .....       18,000       18,000        16,000        12,000       11,000
                                                  ---------    ---------     ---------     ---------    ---------
Total bulk CO2 systems serviced ..............      114,000      111,000        98,000        80,000       74,000
Total high pressure CO2 customers ............        1,500        2,000         1,000         1,000        1,000
                                                  ---------    ---------     ---------     ---------    ---------
Total customers ..............................      115,500      113,000        99,000        81,000       75,000
Stationary depots ............................          116          113           103            97           91
Mobile depots ................................           12           12            14            11           10
Bulk CO2 trucks ..............................          232          230           203           173          168
Technical service vehicles ...................          115          117            92            83           73
High pressure cylinder delivery trucks .......            4            3            --            --           --

Balance Sheet Data:

Cash and cash equivalents ....................    $     343    $     341     $     968     $     505    $     455
Total assets .................................      190,838      199,007       173,132       128,502      125,846
Total debt (including short-term debt) .......       34,750       35,450        32,000        66,173       70,529
Redeemable preferred stock ...................           --           --            --        10,021        9,258
Total shareholders' equity ...................      139,892      146,924       129,184        40,756       34,936

(1) RECONCILIATION OF GAAP AND EBITDA

                                                                    Fiscal Year Ended June 30,
                                                  ---------------------------------------------------------------
                                                    2007         2006          2005          2004         2003
                                                    ----         ----          ----          ----         ----
Net Income (loss)                                 $   7,639    $  10,348     $  25,591     $   2,180    $  (4,939)
Interest expense                                      2,207        1,989         6,985         7,947        7,487
Depreciation and amortization                        20,059       18,333        16,484        15,234       17,167
Provision for (benefit from) income taxes             6,893        7,341       (19,558)          142           --
Unrealized loss on financial instrument                  --         (177)           --           177           --
Loss on early extinguishment of debt                     --           --         5,817         1,964           --
                                                  ---------    ---------     ---------     ---------    ---------

EBITDA                                            $  36,798    $  37,834     $  35,319     $  27,644    $  19,715
                                                  =========    =========     =========     =========    =========

Cash flows provided by (used in):
    Operating activities                          $  42,809    $  33,578     $  29,651     $  21,657    $  15,826
    Investing activities                          $ (23,417)   $ (41,682)    $ (38,781)    $ (16,595)   $ (13,891)
    Financing activities                          $ (19,390)   $   7,477     $   9,593     $  (5,012)   $  (3,042)

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

7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
      OPERATIONS.

OVERVIEW

      We believe we are the  leading  supplier  of bulk CO2 systems and bulk CO2 for carbonating  fountain  beverages in the United States based on the number of bulk CO2 systems  leased to  customers  and the only  company in our industry to operate a national network of bulk CO2 service locations. As of June 30 2007, we operated a national  network of 128 service  locations  servicing  approximately
115,500 customer locations.  Currently, virtually all fountain beverage users in the continental  United States are within our present service area. On September
30, 2005, we purchased the beverage  carbonation business in northern California of Bay Area  Equipment  Co.,  Inc.  We  acquired  approximately  2,500  customer locations,  including 1,000 tanks in service,  vehicles, parts, and supplies. In addition,  on June 30,  2006,  we  acquired  the bulk CO2  beverage  carbonation business  in 18 states in the  southwest  and  midwest,  as well as parts of the southeast,  of  Coca-Cola  Enterprises  Inc.  We  acquired  approximately  3,000 locations,  including 2,400 tanks in service. These acquisitions provide further penetration and operating efficiencies in markets in which we operate.

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

      We have entered into master service agreements which include 90 restaurant and convenience  store concepts that provide  fountain  beverages.  These master service  agreements  generally  provide  for a  commitment  on the  part  of the operator for all of its currently  owned  locations and may also include  future locations.  We  currently  service  approximately  53,000  chain and  franchisee locations  with  chains  that have  signed  master  service  agreements.  We are actively  working on  expanding  the number of master  service  agreements  with numerous restaurant chains.

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

GENERAL

      Substantially  all of our  revenues  have been  derived from the rental of bulk CO2 systems  installed at customers'  sites,  the sale of bulk CO2 and high pressure  cylinder  revenues.  Revenues  have grown from $74.4 million in fiscal
2003 to $130.1  million in fiscal  2007.  We believe  that our  revenue  base is stable due to the existence of long-term  contracts  with our  customers,  which generally  rollover with a limited number  expiring  without  renewal in any one year. Revenue growth is largely dependent on (1) the rate of new bulk CO2 system installations, (2) the growth in bulk CO2 sales and (3) price increases.

      Cost of  products  sold is  comprised  of  purchased  CO2 and  vehicle and service  location costs  associated  with the storage and delivery of CO2. As of
June 30, 2007, we operated a total of 351 specialized bulk CO2 delivery vehicles and technical  service or utility vehicles that logged  approximately 15 million miles over the last twelve months. While significant fluctuations in fuel prices impact our operating  costs,  such impact is largely  offset by fuel  surcharges billed to the majority of our customers.  Consequently,  while the impact on our gross profit and operating income is substantially mitigated, rising fuel prices do result in lower gross profit margins.  Cost of equipment rentals is comprised of costs  associated with customer  equipment  leases,  including the repair and refurbishment of leased assets.  Selling,  general and  administrative  expenses consist of wages and benefits,  dispatch and  communications  costs,  as well as expenses  associated  with  marketing,  administration,  accounting and employee training. Consistent with the capital intensive nature of our business, we incur
significant   depreciation  and  amortization  expenses.  These  stem  from  the
depreciation   of  our  bulk  CO2  systems  and  related   installation   costs,
amortization of deferred lease  acquisition  costs, and amortization of deferred financing costs and other intangible assets.  With respect to company-owned bulk
CO2  systems,   we  capitalize   direct   installation   costs  associated  with
installation of such systems with customers under  non-cancelable  contracts and which would not be incurred but for a successful  placement.  All other service, marketing and administrative costs are expensed as incurred.

      Since 1990, we have devoted significant  resources to building a sales and
marketing  organization,   adding  administrative  personnel  and  developing  a
national  infrastructure  to  support  the  rapid  growth  in the  number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in an accumulated deficit of $12.1 million at June 30, 2007.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated,  the percentage relationship which the various items bear to total revenues:

                                                   Fiscal Year Ended June 30,
                                                   --------------------------
Statements of Income Data:                         2007      2006       2005
                                                  ------    ------     ------
Product sales                                       66.0%    65.4%     62.2%
Equipment rentals                                   34.0      34.6       37.8
                                                  ------    ------     ------
Total revenues                                     100.0     100.0      100.0

Cost of products sold, excluding
  depreciation and amortization                     42.9      42.5       42.4
Cost of equipment rentals, excluding
  depreciation and amortization                      5.2       2.7        2.5
Selling, general and administrative expenses        21.9      20.8       17.5
Depreciation and amortization                       15.4      15.8       16.9
Loss on asset disposal                               1.7       1.4        1.4
                                                  ------    ------     ------
Operating income                                    12.9      16.8       19.3
Loss on early extinguishment of debt                  --        --        6.0
Unrealized (gain) loss on financial instrument        --      (0.2)        --
Interest expense                                     1.7       1.7        7.1
                                                  ------    ------     ------

Income before income taxes                          11.2      15.2        6.2
Provision for (benefit from) income taxes            5.3       6.3      (20.1)
                                                  ------    ------     ------
Net income                                           5.9%     8.9%     26.3%
                                                  ======    ======     ======

FISCAL YEAR ENDED JUNE 30, 2007 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2006

TOTAL REVENUES

      Total revenues  increased by $13.9 million,  or 12.0%, from $116.2 million in 2006 to $130.1  million in 2007.  Revenues  derived from our bulk CO2 service plans increased by $11.4 million,  primarily due to an increase in the number of customer  locations,  while  revenues  derived  from the  sale of high  pressure cylinder products, fuel surcharges, equipment sales and other revenues increased by $2.5  million.  The number of customer  locations  utilizing our products and services  increased  from  approximately  99,000  at the  beginning  of  2006 to approximately  115,500 at June 30,  2007.  This  increase was  primarily  due to organic growth and the  acquisition of  approximately  2,500 customer  locations from Bay Area Equipment Co., Inc. on September 30, 2005 for which there was only nine months of corresponding  revenue in 2006 and 3,000 customer  locations from
Coca-Cola   Enterprises   Inc.  on  June  30,  2006,  for  which  there  was  no
corresponding revenue in 2006.

      The following table sets forth, for the periods indicated,  the percentage of total revenues by service plan:

                                                     Fiscal Year Ended June 30,
                                                     -------------------------
Service Plan                                          2007               2006
                                                     ======             ======
      Bulk budget plan(1)                              51.0%              52.8%
      Equipment lease/product purchase plan(2)         18.3               16.5
      Product purchase plan(3)                         10.6               10.3
      High pressure cylinder(4)                         5.6                5.3
      Other revenues(5)                                14.5               15.1
                                                     ------             ------
                                                      100.0%             100.0%
                                                     ======             ======

      (1) Combined fee for bulk CO2 tank and bulk CO2.
      (2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.
      (3) Bulk CO2 only.
      (4) High pressure CO2 cylinders and non-CO2 gases.
      (5) Surcharges and other charges.

      PRODUCT  SALES - Revenues  derived from the product  sales  portion of our service plans increased by $9.9 million, or 13.0%, from $76.0 million in 2006 to
$85.9  million in 2007.  The  increase in revenues is  primarily  due to a 10.0%
increase in the average number of customer  locations  serviced  combined with a slight increase in the quantity of CO2 sold to the average customer due in large part  to the  customers  acquired  in the  Bay  Area  Equipment  transaction  on
September 30, 2005, the Coca-Cola Enterprises  acquisition on June 30, 2006, and the impact of new customer locations  activated under master service agreements.
In addition,  sales of products and  services  other than bulk CO2  increased by
$2.5 million due in large part to an increase in revenues  derived from cylinder products, fuel surcharges, and other revenues, partially offset by a decrease in equipment sales.

      EQUIPMENT RENTALS - Revenues derived from the lease portion of our service plans increased by $4.1 million,  or 10.0%,  from $40.2 million in 2006 to $44.3 million in 2007,  primarily  due to a 9.6%  increase  in the  average  number of customer  locations  leasing  equipment  from us,  including  the  impact of the
Coca-Cola Enterprises transaction and price increases to a significant number of our  customers  consistent  with the Consumer  Price Index,  offset by incentive pricing provided to multiple  national  restaurant  organizations  utilizing our equipment under the bulk budget plan and equipment  lease/product purchase plans pursuant to master service agreements.  The number of customer locations renting equipment  from us  increased  from  approximately  93,000  at June 30,  2006 to approximately 96,000 at June 30, 2007.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost of products sold, excluding depreciation and amortization,  increased from $49.4 million in 2006 to $55.8 million in 2007, while remaining steady as a percentage of product sales revenue at 65.0%.

      Raw product costs increased by $2.3 million, from $19.4 million in 2006 to
$21.7  million in 2007,  due in large  part to a $2.4  million  increase  in CO2 costs. The volume of CO2 sold by us increased 10.4%,  primarily due to the 10.0%
increase in our average  customer base, while the average price of CO2 increased
3.2%. The increase in CO2 costs was primarily offset by a $0.4 million reduction in costs related to discontinued  syrup accounts acquired in connection with the
Bay Area Equipment  acquisition  last year.  Costs associated with the rental of high pressure cylinders increased by $0.3 million.

      Operational  costs,  primarily  wages  and  benefits  related  to  cost of products  sold,  increased  from $18.6 million in 2006 to $21.9 million in 2007, primarily  due to the increased  personnel  costs  associated  with an increased customer base and normal annual  adjustments in wage rates. As of June 30, 2007, we had 407 full-time  delivery  personnel as compared to 362 at the beginning of fiscal 2006.

      Truck  delivery  expenses  increased  from  $7.7  million  in 2006 to $8.6 million in 2007 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies  in the timing and routing of  deliveries.  During the last half of fiscal  2007,  we have  begun to  implement  a new  routing  routine  at  select locations across the country.  The full  implantation of "alpha routing" will be systematically implemented through the end of fiscal 2008.

      Occupancy  and shop  costs  related  to cost of  products  sold  decreased slightly from $3.7 million in 2006 to $3.6 million in 2007.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost  of  equipment  rentals,  excluding  depreciation  and  amortization, increased from $3.1 million in 2006 to $6.7 million in 2007 while  increasing as a percentage  of equipment  rentals  revenue from 7.7% to 15.2%.  During  fiscal
2007,  we made a  strategic  decision  to be more  selective  with our  customer activations  on a going  forward  basis,  while  improving  both  operating  and customer  service  metrics.  As part of this decision,  rather than reducing the number of technicians, we are increasing our emphasis on the assessment, upgrade and  service of our bulk CO2 tanks at  customer  sites.  To the degree  that our installers and other personnel are involved in such  activities,  as compared to initial  installation of tanks at customer sites, which consumed the substantial majority of our  technicians'  efforts over the past several years,  the related expense is  recognized  in our  statement  of  operations  as  incurred.  We are increasing  capacity to repair and service tanks,  which is and will continue to reduce  our need to  purchase  new tanks.  Tank  repair  and  service  costs are expensed as incurred as compared to the purchase of a tank, which is capitalized at cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general and  administrative  expenses  increased by $4.4 million from $24.1  million  in 2006 to $28.5  million in 2007,  while  increasing  as a percentage of total revenues from 20.8% in 2006 to 21.9% in 2007.

      Selling related expenses  remained steady at $4.9 million in both 2006 and
2007. In 2006, we began to convert select  independent sales  representatives to salaried  employees  to  improve  our  ability to  attract  and  retain  quality personnel. However, as part of our new strategic growth plan in January 2007, we reduced our sales force by 14 associates, the effect of which will be fully seen in fiscal 2008.

      General and administrative  expenses increased by $4.4 million,  or 22.6%, from $19.3 million in 2006 to $23.7 million in 2007. This increase was primarily
the  result  of  additional   headcount  and  the  related  salaries  and  other
investments  associated with  strengthening  our  infrastructure  in core areas, incentive  performance  plans,  increased expense  associated with uncollectible customer  receivable  accounts,  and an  increase in stock  option  compensation expense associated with grants made to officers, key employees, and directors.

      During fiscal 2007, performance targets were set by our Board of Directors for our  incentive  plans,  including the vesting of certain  performance  based option awards.  Included in the 2007 results of operations is the recognition of
option  compensation  expense  consistent  with  performance.   Accordingly,  we
recognized  $4.2  million of option  compensation  in 2007 as  compared  to $3.3 million last year.

DEPRECIATION AND AMORTIZATION

      Depreciation  and  amortization  increased  from $18.3  million in 2006 to
$20.1  million in 2007.  As a percentage  of total  revenues,  depreciation  and amortization expense decreased from 15.8% in 2006 to 15.4% in 2007.

      Depreciation expense increased from $15.3 million in 2006 to $16.7 million in 2007.  The increase  was due in large part to the  purchase and  placement of additional  bulk  CO2  tanks at  customer  sites  and  equipment  obtained  from acquisitions (see "Overview").

      Amortization  expense  increased from $3.0 million in 2006 to $3.4 million in 2007,  primarily  related to the increase in the  amortization  of intangible assets, such as customer lists, associated with acquisitions.

LOSS ON ASSET DISPOSAL

      Loss on asset disposal increased from $1.7 million in 2006 to $2.3 million in 2007,  increasing  as a  percentage  of total  revenues  from 1.4% to 1.7%. A significant  portion of the increase is due to discontinuing  service to sub-par performing customers consistent with our new strategic plan.

OPERATING INCOME

      For the reasons previously discussed, primarily the increase in technician expense  that is not related to the initial  direct  placement  of new  customer
accounts  (see  "Cost  of  Equipment   Rentals,   Excluding   Depreciation   and
Amortization"), operating income decreased by $2.8 million from $19.5 million in
2006 to $16.7  million in 2007.  As a percentage  of total  revenues,  operating income decreased from 16.8% to 12.9%.

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
operations.

INTEREST EXPENSE

      Interest  expense  increased  from $2.0 million in 2006 to $2.2 million in
2007,  while the  effective  interest rate of our debt  increased  from 5.9% per annum in 2006 to 6.6% per annum in 2007 due to rising  libor rates over the past year, partially  neutralized by the impact of our interest rate swap agreements.
See "Quantitative  and Qualitative  Disclosures About Market Risk." Average debt outstanding was relatively  steady in both periods,  despite $22.5 million spent to repurchase over 900,000 shares of our common stock in 2007.

INCOME BEFORE PROVISION FOR INCOME TAXES

      Primarily for the reasons  described  above,  income before  provision for income taxes decreased by $3.2 million,  or 17.8%, from $17.7 million in 2006 to
$14.5 million in 2007.

PROVISION FOR INCOME TAXES

      During 2006 and 2007, we recognized a tax  provision  consistent  with our effective tax rate. However,  while we anticipate continuing to recognize a full tax provision in future periods, we expect to pay only AMT and state/local taxes until such time that our net operating loss  carryforwards  are fully  utilized.
Our  effective  rate for 2007 was  47.4%,  as  compared  with  41.5%  for  2006.
Affecting the 2007 rate was $0.6 million in income tax expense associated with a decrease  in state and local net  operating  loss  carryforwards  expected to be available  to offset  future  taxable  income.  Exclusive  of the  impact of the decrease in net operating  loss  carryforwards,  the effective  rate in 2007 was
43.2%.

NET INCOME

      For the reasons  described  above, net income decreased from $10.3 million
2006 to $7.6 million in 2007.

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

                                                      Fiscal Year Ended June 30,
                                                      --------------------------
                                                          2007         2006
                                                        ========     ========
Net income                                                 7,639       10,348
Interest expense                                           2,207        1,989
Depreciation and amortization                             20,059       18,333
Provision for income taxes                                 6,893        7,341
Gain on financial instrument                                  --         (177)
                                                        --------     --------
EBITDA                                                    36,798       37,834
Noncash option compensation                                4,194        3,298
                                                        --------     --------
EBITDA excluding the impact of option compensation        40,992       41,132
                                                        ========     ========

Cash flows provided by (used in):
  Operating activities                                  $ 42,809     $ 33,578
  Investing activities                                  $(23,417)    $(41,682)
  Financing activities                                  $(19,390)    $  7,477

FISCAL YEAR ENDED JUNE 30, 2006 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2005

TOTAL REVENUES

      Total revenues increased by $18.9 million, or 19.4%, from $97.3 million in
2005 to $116.2 million in 2006. Revenues derived from our bulk CO2 service plans increased  by $12.6  million,  primarily  due to an  increase  in the  number of customer  locations,  while  revenues  derived  from the  sale of high  pressure cylinder products, fuel surcharges, equipment sales and other revenues increased by $6.3  million.  In addition,  the Bay Area  Equipment  transaction  generated revenues  of $1.8  million  in fiscal  2006.  The number of  customer  locations utilizing our products and services increased from approximately  99,000 at June
30, 2005 to  approximately  113,000 at June 30, 2006,  due  primarily to organic growth and the acquisition of  approximately  2,500 customer  locations from Bay
Area Equipment on September 30, 2005 and 3,000 customer locations from Coca-Cola
Enterprises Inc. on June 30, 2006.

      The following table sets forth, for the periods indicated,  the percentage of total revenues by service plan:

                                                      Fiscal Year Ended June 30,
                                                      --------------------------
Service Plan                                           2006               2005
                                                      ======             ======
      Bulk budget plan(1)                               52.8%              57.0%
      Equipment lease/product purchase plan(2)          16.5               15.4
      Product purchase plan(3)                          10.3                9.7
      High pressure cylinder(4)                          5.3                5.7
      Other revenues(5)                                 15.1               12.2
                                                      ------             ------
                                                       100.0%             100.0%
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

      General and administrative  expenses increased by $5.9 million,  or 43.7%, from $13.4  million in 2005 to $19.3 million in 2006. We adopted SFAS No. 123-R,
"Share-Based  Payments"  (SFAS  123-R) on July 1, 2005 (see  "Recent  Accounting
Pronouncements"). As a result, share-based compensation expense was $3.3 million in 2006 with no comparable expense recorded in our statement of operations prior to the date of  adoption.  In  addition,  this  increase  was the  result of the addition of our new Chief Customer  Officer,  wage increases,  hurricane related expenses, and public company related expenses, including expenses related to the
Sarbanes-Oxley Act.

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

LOSS ON ASSET DISPOSAL

      Loss on asset disposal increased from $1.3 million in 2005 to $1.7 million in 2006 The increase in expense is primarily  related to the impact of Hurricane
Katrina, a major hurricane, which directly or indirectly impacted our operations and assets in  northwest  Florida  and in portions  of  Alabama,  Louisiana  and
Mississippi.

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

NET INCOME

      For the reasons  described  above, net income decreased from $25.6 million in 2005 to $10.3 million in 2006.

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

      EBITDA, as set forth in the table below (in thousands), increased by $2.5 million, from $35.3 million in 2005 to $37.8 million in 2006, while decreasing as a percentage of total revenues from 36.3% to 32.6%. EBITDA in 2006 includes the $3.3 million impact of the adoption of SFAS 123-R in July 2005.

                                                      Fiscal Year Ended June 30,
                                                      --------------------------
                                                         2006            2005
                                                       ========        ========
Net income                                               10,348          25,591
Interest expense                                          1,989           6,985
Depreciation and amortization                            18,333          16,484
Provision for income taxes                                7,341         (19,558)
Gain on financial instrument                               (177)             --
Loss on early extinguishment of debt                         --           5,817
                                                       --------        --------
EBITDA                                                   37,834          35,319
Noncash option compensation                               3,297              --
                                                       --------        --------
EBITDA excluding the impact of option compensation       41,131          35,319
                                                       ========        ========

Cash flows provided by (used in):
  Operating activities                                 $ 33,578        $ 29,651
  Investing activities                                  (41,682)        (38,781)
  Financing activities                                 $  7,477        $  9,593

RECENT ACCOUNTING PRONOUNCEMENTS

      On  September  13, 2006 the  Securities  and Exchange  Commission  ("SEC")
issued Staff Accounting  Bulletin No. 108 ("SAB 108"),  "CONSIDERING THE EFFECTS
OF PRIOR YEAR  MISSTATEMENTS  WHEN  QUALIFYING  MISSTATEMENTS  IN  CURRENT  YEAR
FINANCIAL  STATEMENTS."  The  interpretations  in SAB 108 are  being  issued  to address diversity in practice in quantifying  financial statement  misstatements and the potential under current practice for the build up of improper amounts on the  balance  sheet.  SAB 108 is  effective  for fiscal  years  beginning  after
November  15, 2006.  We are  currently  evaluating  the impact of SAB 108 on our results of operations; however we do not expect the impact to be material to our financial position, results of operations or cash flows.

      In September  2006,  the Financial  Accounting  Standards  Board  ("FASB")
issued SFAS No. 157, "FAIR VALUE  MEASUREMENTS"  ("SFAS 157"). SFAS 157 provides enhanced  guidance for using fair value to measure assets and liabilities.  SFAS
157 also  responds to  investors'  requests for expanded  information  about the extent to which  companies  measure assets and  liabilities  at fair value,  the
information   used  to  measure  fair  value,  and  the  effect  of  fair  value measurements on earnings.  SFAS 157 defines fair value,  establishes a framework for  measuring  fair value in  generally  accepted  accounting  principles,  and expands disclosures about fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods  within  those fiscal  years.  SFAS 157 applies  under other  accounting pronouncements that require or permit fair value measurements.  We are currently evaluating  the  impact of this  statement  on our  results  of  operations  and financial position.

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

      In May 2005,  the FASB issued SFAS No.  154,  "ACCOUNTING  FOR CHANGES AND
ERROR  CORRECTIONS"  ("SFAS 154").  SFAS 154 applies to  accounting  changes and corrections  of errors made in fiscal years  beginning  after December 15, 2005.
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

LIQUIDITY AND CAPITAL RESOURCES

      Our cash  requirements  consist  principally  of (1) capital  expenditures associated  with  purchasing  and placing new bulk CO2 systems  into  service at customers'  sites;  (2)  payments  of  principal  and  interest  on  outstanding indebtedness;  and (3) working capital. Whenever possible, we seek to obtain the use of vehicles,  land, buildings,  and other office and service equipment under operating  leases as a means of conserving  capital.  We anticipate  making cash capital expenditures of approximately $23.0 million for internal growth over the next  twelve  months,  primarily  for  purchases  of bulk  CO2  systems  for new customers.

      In addition to capital  expenditures related to internal growth, we review opportunities to acquire bulk CO2 service  accounts,  and may require cash in an amount dictated by the scale and terms of any such  transactions.  On October 1,
2004, we purchased the bulk CO2 beverage carbonation business of privately-owned
Pain Enterprises, Inc., of Bloomington, Indiana, for total cash consideration of
$15.7 million.  The transaction  involved the acquisition of approximately 9,000 customer locations,  including  approximately 6,300 tanks in service,  vehicles,
parts,  and  supplies.   On  September  30,  2005,  we  purchased  the  beverage
carbonation business of Bay Area Equipment Co., Inc., for total consideration of
$5.2 million.  The transaction  involved the acquisition of approximately  2,500 customer  locations,  including  1,000 tanks in service,  vehicles,  parts,  and supplies.  In addition,  on June 30, 2006, we acquired a portion of the beverage carbonation  business of Coca-Cola  Enterprises Inc., for total consideration of
$5.0 million. The acquisition  involved  approximately 3,000 customer locations, including 2,400 tanks in service.

LONG-TERM DEBT

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

      On May 27, 2005, we terminated the Senior Credit Facility and entered into a $60.0 million revolving credit facility with Bank of America,  N.A. (the "2005
Credit  Facility").  The 2005 Credit  Facility  matures on May 27, 2010.  We are entitled to select either Base Rate Loans (as defined) or Eurodollar  Rate Loans
(as defined),  plus applicable margin,  for principal  borrowings under the 2005
Credit Facility.  Applicable  margin is determined by a pricing grid, as amended in March 2006, based on our Consolidated Leverage Ratio (as defined) as follows:

                                       30

       ------------------------------------------------------------------
       Pricing     Consolidated Leverage     Eurodollar Rate    Base Rate
        Level              Ratio                  Loans           Loans
       ------------------------------------------------------------------
         I      Greater than or equal to         2.000%           0.500%
                2.50x
       ------------------------------------------------------------------
         II     Less than 2.50x but greater      1.750%           0.250%
                than or equal to 2.00x
       ------------------------------------------------------------------
         III    Less than 2.00x but              1.500%           0.000%
                greater
                than or equal to 1.50x
       ------------------------------------------------------------------
         IV     Less than 1.50x but greater      1.250%           0.000%
                than or equal to 0.50x
       ------------------------------------------------------------------
         V      Less than 0.50x                  1.000%           0.000%
       ------------------------------------------------------------------

      Interest  is payable  periodically  on  borrowings  under the 2005  Credit
Facility. The 2005 Credit Facility is uncollateralized.  We are required to meet certain affirmative and negative covenants,  including financial  covenants.  We are required to assess our compliance with these  financial  covenants under the
2005 Credit Facility on a quarterly basis.  These financial  covenants are based on a  measure  that  is not  consistent  with  accounting  principles  generally accepted in the United  States of America.  Such measure is EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further  modified by certain defined  adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place us in default and cause the debt outstanding  under the 2005 Credit Agreement to immediately  become due and payable. We were in compliance with all covenants under the 2005 Credit Facility as of June 30, 2005 and through June 30, 2007.

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

      As of June 30, 2007, a total of $34.8  million was  outstanding  under the
2005 Credit Facility,  primarily  consisting of Libor  (Eurodollar  Rate) loans, with a weighted average interest rate of 6.8% per annum.

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

      On January 29, 2007, our Board of Directors  authorized a share repurchase program  under which we may  repurchase  up to $50  million of our common  stock through December 31, 2007. The share repurchase program commenced on February 5,
2007. The share  repurchase  plan does not obligate us to acquire any particular amount of shares and may be  suspended at any time.  Through  June 30, 2007,  we purchased  a total of  906,109  shares of common  stock at an  average  price of
$24.87 per share for an aggregate  purchase price of $22.5  million.  As of that date, the remaining authorized amount for share repurchases was $27.5 million.

OTHER

      During the fiscal year ended June 30, 2007, our capital resources included cash flows from  operations  and  available  borrowing  capacity  under the 2005
Credit  Facility.  We  believe  that cash flows from  operations  and  available borrowings  under the 2005 Credit  Facility  will be sufficient to fund proposed operations for at least the next twelve months.

      The following table sets forth our contractual obligations (in thousands):

                                         Less
                                         than       1-3        3-5
Contractual Obligations      Total      1 Year     Years      Years   Thereafter
                            ====================================================
2005 Credit Facility
   Principal                $34,750    $    --    $34,750    $    --     $    --
   Interest                   6,869      2,363      4,506         --          --
                            -------    -------    -------    -------     -------
Total 2005 Credit Facility   41,619      2,363     39,256         --          --
                            -------    -------    -------    -------     -------

Employment agreements         3,019      1,607      1,412         --          --
Operating leases             18,563      5,916      8,856      3,297         494
                            -------    -------    -------    -------     -------
Total obligations           $63,201    $ 9,886    $49,524    $ 3,297     $   494
                            =======    =======    =======    =======     =======

      In  addition,  in  May  1997,  we  entered  into  an  exclusive  bulk  CO2 requirements contract with The BOC Group, Inc., which expires in April 2012.

      WORKING  CAPITAL.  As of June 30, 2007 and 2006, we had working capital of
$13.3 million and $16.7 million, respectively.

      CASH FLOWS  FROM  OPERATING  ACTIVITIES:  During  2007 and 2006,  net cash
generated  by  operating   activities  was  $42.8  million  and  $33.6  million,
respectively.  Cash used by our working capital assets improved by $8.6 million.
In  addition,  to the degree  that (a) our  technicians  have  shifted  from the initial  installation  of bulk CO2 tanks at  customer  sites to the  assessment, upgrade  and  service  of our bulk CO2 tanks at  customer  sites and (b) we have increased our capacity to refurbish  tanks rather than purchase new tanks,  this represents a shift in cost from  investing  activities to operating  activities.
See "Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006
- Cost of Equipment Rentals, Excluding Depreciation and Amortization."

      CASH FLOWS FROM INVESTING ACTIVITIES.  During 2007 and 2006, net cash used in  investing  activities  was $23.4  million and $41.7  million,  respectively.
Investing  activities in 2006 included $4.7 million paid for the  acquisition of the beverage  carbonation  business of Bay Area Equipment Co., Inc.  ("BAE") and related acquisition expenses on September 30, 2005 and $5.0 million paid for the acquisition  of a portion of the  beverage  carbonation  business  of  Coca-Cola
Enterprises  Inc.  ("CCE") and related  acquisition  expenses on June 30,  2006.
Exclusive  of  acquisition   purchases,   investing   activities  are  primarily
attributable to the acquisition, installation and direct placement costs of bulk
CO2 systems.

      CASH FLOWS FROM FINANCING ACTIVITIES.  During 2006, cash flows provided by financing  activities  was  $7.5  million,  compared  to $19.4  million  used in financing  activities in 2007. During 2006, we borrowed $9.7 million to fund the purchase of BAE and CCE. As previously  discussed,  in 2007 we purchased a total of 906,109  shares of our common  stock at an average  price of $24.87 per share for an  aggregate  purchase  price  of  $22.5  million.  In  addition,  our debt decreased by $0.7 million since June 30, 2006, as we have  generated  sufficient excess cash to fully fund the repurchases of our common stock.

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

      As of June 30,  2007,  we  operated  a total of 351  specialized  bulk CO2 delivery  vehicles  and  technical  service  or  utility  vehicles  that  logged approximately  15 million miles in fiscal 2007. While  significant  increases in fuel prices impact our operating  costs,  such impact is largely  offset by fuel surcharges billed to the majority of our customers.

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

REVENUE RECOGNITION

      Effective July 1, 2003,  revenue  attributable  to the lease of equipment, including equipment leased under the budget plan, is recorded on a straight-line basis over the term of the lease and revenue  attributable  to the supply of CO2 and other gases,  including CO2 provided under the budget plan, is recorded upon delivery to the customer.  Under the budget plan,  customers are billed an equal monthly  amount  which  includes  CO2 up to an annual  allowance.  The  contract arrangement for budget plan customers is analogous to a  "take-or-pay"  contract as defined in SFAS No. 47,  "DISCLOSURE OF LONG TERM OBLIGATIONS," as the budget plan  purchaser must make  specified  minimum  payments even if it does not take delivery of the contracted products or services. Each budget plan customer has a maximum CO2  allowance  that is measured and reset on the  contract  anniversary date. On the contract  anniversary  date, we record  revenue in excess of actual deliveries  of CO2 for budget  plan  customers  that have not used their  entire annual CO2 allowance equal to the difference  between their annual CO2 allowance and actual CO2 delivered.

      Because of the large  number of  customers  under the budget  plan and the fact that the anniversary  dates for determining  maximum  quantities are spread throughout  the  year,  our  methodology  involves  the  use  of  estimates  and assumptions  to separate the aggregate  revenue  stream  derived from  equipment rentals to budget plan  customers,  and also to approximate  the  recognition of revenue from CO2 sales to budget plan customers  upon delivery.  We believe that the adoption of EITF 00-21, "REVENUE  ARRANGEMENTS WITH MULTIPLE  DELIVERABLES,"
has the most impact on the  recognition  of revenue on a quarterly  basis as CO2 usage  fluctuates  during a fiscal year based on factors  such as  weather,  and traditional summer and holiday periods.  Over a twelve-month  period, we believe that the  effect is less  significant  since  seasonal  variations  are  largely eliminated  and CO2  allowances  under budget plan  agreements  are measured and reset annually.

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

      Certain  events may occur that would  materially  affect our estimates and assumptions  related  to  depreciation.  Unforeseen  changes  in  operations  or technology could  substantially  alter  management's  assumptions  regarding our ability  to  realize  the  return of our  investment  in  operating  assets  and therefore  affect the amount of  depreciation  expense  to charge  against  both current  and future  revenues.  Because  depreciation  expense is a function  of historical  experiences,  analytical studies and professional  judgments made of property,  plant and  equipment,  subsequent  studies  could result in different estimates of useful lives and net salvage values. If future depreciation studies yield  results  indicating  that our assets  have  shorter  lives as a result of obsolescence,  physical  condition,  changes  in  technology  or  changes in net salvage values, the estimate of depreciation  expense could increase.  Likewise, if studies  indicate that assets have longer lives, the estimate of depreciation expense could decrease.  For the year ended June 30, 2007,  depreciation expense was $16.7 million.

INSTALLER EXPENSES

      Property and equipment are stated at cost. Upon installation, the systems,
component  parts  and  direct  costs   associated  with  the   installation  are
transferred to the leased equipment  account.  These direct costs are associated with successful  placements of such systems with customers  under  noncancelable contracts and would not be incurred by us but for a successful placement.  These costs are amortized over the life of the original customer contract.  Upon early service termination, the unamortized portion of direct costs associated with the installation  is recognized as a period expense in the statements of operations.
Such policy is analogous to SFAS No. 91,  "ACCOUNTING FOR NONREFUNDABLE FEES AND
COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND INITIAL DIRECT COSTS OF
LEASES."

GOODWILL AND OTHER INTANGIBLE ASSETS

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

      However,  as of  June  30,  2005,  after  consideration  of all  available positive  and  negative  evidence,  we  concluded  that the  deferred  tax asset relating to our net operating  loss  carryforwards  will more likely than not be realized in the future.  Thus, the entire  valuation  allowance was reversed and reported as a component of the fiscal 2005 income tax provision.  In considering whether or not a valuation allowance is appropriate we consider several aspects, including, but not limited to the following items:

o     Cumulative pretax book income

o     Both  positive  and  negative  evidence  as to our  ability to utilize our federal net operating loss carry  forwards  prior to  expiration,  such as current and projected  generation of taxable  income,  our position in the market place (servicing approximately 60% of customers currently utilizing bulk CO2),  existence of long term customer contracts  (generally for five to  six  years  in  duration),  growth  opportunities  and  conversion  of restaurants  currently utilizing  high-pressure CO2 to beverage grade bulk
      CO2

o     Future reversals of taxable temporary differences

o     Tax planning strategies,  including the option of an alternative method of depreciating assets for tax purposes

      In order to utilize the entire deferred tax asset we will need to generate taxable income of approximately $102 million.  As of June 30, 2007, we evaluated and, in the future,  will  continue to evaluate  whether or not our net deferred tax assets will be fully  realized  prior to  expiration.  Should it become more likely than not that all or a portion of the net deferred tax assets will not be realized, a valuation allowance will be recorded.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      As  discussed  under  "Management's  Discussion  and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources" above, as of June 30, 2007, a total of $34.8 million was outstanding under the 2005 Credit
Facility with a weighted  average  interest  rate of 6.8% per annum.  Based upon
$34.8 million  outstanding  under the 2005 Credit Facility at June 30, 2007, our annual  interest  cost under the 2005  Credit  Facility  would  increase by $0.3 million for each 1% increase in Eurodollar interest rates.

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

      The Company's  management has assessed the  effectiveness of the Company's internal  control over  financial  reporting as of June 30, 2007. In making this assessment, the Company used the criteria of the Integrated Framework adopted by the Committee of Sponsoring  Organizations  of the Treadway  Commission  (COSO).
These criteria are in the areas of control environment, risk assessment, control
activities,   information  and  communication  and  monitoring.   The  Company's
assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

      Based on the  Company's  processes  and  assessment,  as described  above, management  has  concluded  that, as of June 30, 2007,  the  Company's  internal control over financial reporting was effective.

9B.   OTHER INFORMATION.

      Not applicable.

10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

      The  information  required by Item 10 is  incorporated by reference to our definitive  proxy  statement  to be filed with the SEC no later than October 29,
2007 pursuant to Regulation 14A.

11.   EXECUTIVE COMPENSATION.

      The  information  required by Item 11 is  incorporated by reference to our definitive  proxy  statement  to be filed with the SEC no later than October 29,
2007 pursuant to Regulation 14A.

12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
      STOCKHOLDER MATTERS.

      The  information  required by Item 12 is  incorporated by reference to our definitive  proxy  statement  to be filed with the SEC no later than October 29,
2007 pursuant to Regulation 14A.

13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

      The  information  required by Item 13 is  incorporated by reference to our definitive  proxy  statement  to be filed with the SEC no later than October 29,
2007 pursuant to Regulation 14A.

14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The  information  required by Item 14 is  incorporated by reference to our definitive  proxy  statement  to be filed with the SEC no later than October 29,
2007 pursuant to Regulation 14A.

15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      (a) The following documents are filed as part of this report.

      (1) Financial statements.
          See Index to Financial Statements which appears on page F-1 herein.

      (2) Financial Statement Schedules
          II - Valuation and Qualifying Accounts.

      (3) Exhibits:

      Exhibit No.               Exhibit
      -----------               -------

      3.1               --      Amended and Restated Articles of Incorporation of the Company. (2)

      3.2               --      Articles of Amendment to the Articles of Incorporation of the Company, dated December 18, 1995. (3)

      3.3               --      Articles of Amendment to the Articles of Incorporation of the Company, dated December 17, 1996. (3)

      3.4               --      Articles of Amendment to the Articles of Incorporation of the Company, dated May 10, 2000. (4)

      3.5               --      Articles of Amendment to the Articles of Incorporation of the Company, dated November 1, 2001. (5)

      3.6               --      Articles of Amendment to the Articles of Incorporation of the Company, dated March 31, 2003. (9)

      3.7               --      Articles of Amendment to the Articles of Incorporation of the Company, dated December 10, 2003. (10)

      3.8               --      Bylaws of the Company. (10)

      4                 --      Rights Agreement,  dated as of March 27, 2003,  between the Company and Continental Stock Transfer &
                                Trust Company, as Rights Agent. (8)

      10.1*             --      1995 Stock Option Plan of the Company. (10)

      10.2*             --      Directors' Stock Option Plan of the Company. (11)

      10.3*             --      2005 Executive Management Stock Option Plan of the Company. (15)

      10.4*             --      2005 Non-Employee Directors Stock Option Plan of the Company. (15)

      10.5*             --      2005 Employee Stock Option Plan of the Company. (15)

      10.6              --      Credit  Agreement dated as of May 27, 2005,  among the Company,  each lender from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. (12)

      10.7              --      First Amendment to Credit Agreement dated as of March 24, 2006. (16)

      10.8              --      Second Amendment to Credit Agreement dated as of January 29, 2007. (18)

      10.9              --      Third Amendment to Credit Agreement dated as of March 23, 2007. (19)

      10.10             --      Asset  Purchase  Agreement  dated October 1, 2004, by and between the Company and Pain  Enterprises,
                                Inc. (13)

      10.11             --      Stock  Purchase  Agreement,  dated as of  August  22,  2002,  by and  between  the  Company  and the purchasers named therein. (7)

      10.12             --      Registration  Right  Agreement,  dated as of August 22,  2002,  by and  between  the Company and the selling shareholders named therein. (6)

      10.13*            --      Amended and Restated Employment  Agreement between the Company and Michael DeDomenico,  effective as of August 10, 2004. (11)

      10.14*            --      Amendment  No. 1 dated  September  19,  2006 to Amended and  Restated  Employment  Agreement  by and
                                between the Company and Michael E. DeDomenico. (20)

      10.15*            --      Amendment  No. 2 dated  September  13,  2007 to Amended and  Restated  Employment  Agreement  by and
                                between the Company and Michael E. DeDomenico. (1)

      10.16*            --      Employment Agreement between the Company and William Scott Wade, dated as of May 13, 2002. (7)

      10.17*            --      Amendment  dated  December 9, 2004 to  Employment  Agreement  by and between the Company and William
                                Scott Wade.  (14)

      10.18*            --      Amendment  No. 2 dated  January  23,  2006 to  Employment  Agreement  by and between the Company and
                                William Scott Wade. (17)

      10.19*            --      Amendment  No. 3 dated  December  7, 2006 to  Employment  Agreement  by and  between the Company and
                                William Scott Wade. (21)

      10.20*            --      Amendment No. 4 dated  September  13,  2007 to Employment  Agreement by and between the Company and
                                William Scott Wade.  (1)

      10.21*            --      Employment Agreement between the Company and Robert R. Galvin, dated as of October 21, 2002.  (9)

      10.22*            --      Amendment  dated  December 9, 2004 to Employment  Agreement by and between the Company and Robert R.
                                Galvin.  (14)

      10.23*            --      Amendment  No. 2 dated  January  23,  2006 to  Employment  Agreement  by and between the Company and
                                Robert R. Galvin. (17)

      10.24*            --      Amendment No. 3 dated  September  13,  2007 to Employment  Agreement by and between the Company and
                                Robert R. Galvin.  (1)

      10.25*            --      Employment Agreement between the Company and Eric M. Wechsler. (1)

      10.26*            --      Stock Option Agreement between the Company and Robert L. Frome dated March 21, 2003. (9)

      10.27*            --      Stock Option Agreement between the Company and Daniel Raynor dated March 21, 2003. (9)

      10.28*            --      Stock Option Agreement between the Company and Robert L. Frome dated March 21, 2003. (9)

      10.29*            --      Stock Option Agreement between the Company and Daniel Raynor dated March 21, 2003. (9)

      10.30*            --      Stock Option Agreement between the Company and Daniel Raynor dated September 11, 2003. (11)

      10.31*            --      Stock Option Agreement between the Company and Robert L. Frome dated September 11, 2003. (11)

      10.32*            --      Stock Option Agreement between the Company and J. Robert Vipond dated April 5, 2004. (11)

      10.33*            --      Stock Option Agreement between the Company and J. Robert Vipond dated December 19, 2005. (22)

      10.34*            --      Stock Option Agreement between the Company and J. Robert Vipond dated December 19, 2005. (22)

      10.35*            --      Stock Option Agreement between the Company and Daniel Raynor dated December 19, 2005. (22)

      14                --      Code of Ethics. (9)

      23.1              --      Consent  of  Margolin,  Winer  &  Evens  LLP to the  incorporation  by  reference  to the  Company's
                                Registration  Statements  on  Form  S-8  (Nos.  333-06705,   333-30042,  333-89096,  333-114898  and
                                333-137772) and Form S-3 (No.  333-99201) of the independent  registered  public  accounting  firm's report included herein. (1)

      23.2              --      Consent  of Ernst & Young  LLP, Independent Registered Public Accounting Firm (1)

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
      June 30, 2004.
(12)  Incorporated by reference to the Company's Form 8-K dated May 27, 2005.
(13)  Incorporated by reference to the Company's Form 8-K dated October 1, 2004.
(14)  Incorporated by reference to the Company's Form 8-K dated December 8,
      2004.
(15)  Incorporated by reference to the Company's Form 8-K dated December 7,
      2005.
(16)  Incorporated by reference to the Company's Form 8-K dated March 24, 2006.
(17)  Incorporated by reference to the Company's Form 8-K dated January 23,
      2006.
(18)  Incorporated by reference to the Company's Form 10-Q for the quarter ended
      December 31, 2006.
(19)  Incorporated by reference to the Company's Form 10-Q for the quarter ended
      March 31, 2007.
(20)  Incorporated by reference to the Company's Form 8-K dated September 19,
      2006.
(21)  Incorporated by reference to the Company's Form 8-K dated December 7,
      2006.
(22)  Incorporated by reference to the Company's Form 10-K for the year ended
      June 30, 2006.

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      NUCO2 INC.

Dated:  September 13, 2007                            /s/ Michael E. DeDomenico
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

 /s/ Michael E. DeDomenico                      Director,                       September 13, 2007
 ---------------------------                    Chief Executive Officer
 Michael E. DeDomenico

 /s/ Robert L. Frome                            Director                        September 13, 2007
 ---------------------------
 Robert L. Frome

 /s/ Steven J. Landwehr                         Director                        September 13, 2007
 ---------------------------
 Steven J. Landwehr

 /s/ Daniel Raynor                              Director                        September 13, 2007
 ---------------------------
 Daniel Raynor

 /s/ J. Robert Vipond                           Director                        September 13, 2007
 ---------------------------
 J. Robert Vipond

 /s/ Christopher White                          Director                        September 13, 2007
 ---------------------------
 Christopher White

 /s/ Robert R. Galvin                           Chief Financial Officer         September 13, 2007
 ---------------------------
 Robert R. Galvin

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE NO.
                                                                                                         --------

                                   NUCO2 INC.

FINANCIAL STATEMENTS:

      BALANCE SHEETS AS OF JUNE 30, 2007 AND 2006.....................................................      F-5

      STATEMENTS OF INCOME FOR THE FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND
         2005      ...................................................................................      F-6

      STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED JUNE 30, 2007,
         2006 AND 2005................................................................................      F-7

      STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JUNE 30, 2007, 2006 AND
         2005      ...................................................................................      F-9

NOTES TO FINANCIAL STATEMENTS.........................................................................      F-11

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS ENDED JUNE 30, 2007,
      2006 AND 2005...................................................................................      F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NuCO2 Inc.

We have  audited  the  accompanying  balance  sheet of NuCO2 Inc. as of June 30,
2007, and the related statements of income, shareholders'  equity and cash flows for the year then ended. We have also audited the financial  statement  schedule listed in the accompanying  index.  These financial  statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial  position of NuCO2 Inc. at June 30, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S.  generally  accepted  accounting  principles.  Also, in our opinion,  the related financial  statement  schedule for the year ended June 30,
2007 when  considered in relation to the basic financial  statements  taken as a whole,  presents  fairly,  in all material  respects,  the information set forth therein.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the  effectiveness of NuCO2 Inc.'s internal control over financial reporting as of June 30, 2007, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK ISSUED BY THE COMMITTEE OF
SPONSORING  ORGANIZATIONS  OF THE  TREADWAY  COMMISSION  and  our  report  dated
September 12, 2007 expressed an unqualified opinion thereon.

                                   ERNST & YOUNG LLP
                                   Certified Public Accountants

West Palm Beach, Florida
September 12, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
NuCO2 Inc.
Stuart, Florida

We have  audited  the  accompanying  balance  sheet of NuCO2 Inc. as of June 30,
2006, and the related statements of income,  shareholders' equity and cash flows for each of the two  years in the  period  ended  June 30,  2006.  We have  also audited the financial  statement  schedule listed in the accompanying  index for each of the two  years in the  period  ended  June  30,  2006.  These  financial statements and schedule are the responsibility of the Company's management.  Our responsibility  is to  express  an opinion  on these  financial  statements  and schedule based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of NuCO2 Inc. as of June 30, 2006, and the results of its  operations  and its cash flows for each of the two years in the period ended June 30, 2006, in conformity  with U.S.  generally  accepted accounting  principles.  Also, in our opinion,  the related financial  statement schedule when considered in relation to the basic financial  statements taken as a whole,  presents fairly, in all material  respects,  the information set forth therein for each of the two years in the period ended June 30, 2006.

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

                                                     MARGOLIN, WINER & EVENS LLP

Garden City, New York
August 16, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF NUCO2 INC.

We have audited NuCO2 Inc.'s  internal  control over  financial  reporting as of
June 30, 2007,  based on criteria  established  in Internal  Control--Integrated
Framework  issued by the Committee of Sponsoring  Organizations  of the Treadway
Commission  (the COSO  criteria).  NuCO2 Inc.'s  management is  responsible  for maintaining  effective  internal control over financial  reporting,  and for its assessment of the  effectiveness of internal  control over financial  reporting.
Our  responsibility  is to express an opinion on the company's  internal control over financial reporting based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance  about whether  effective internal  control  over  financial  reporting  was  maintained  in all  material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating  effectiveness of internal control based on the assessed  risk,  and  performing  such other  procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our  opinion,  NuCO2 Inc.  maintained,  in all material  respects,  effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight  Board (United  States),  the balance sheet as of June 30,
2007 and the related statements of income,  shareholders'  equity and cash flows for the year then ended of NuCO2 Inc. and our report dated  September  12, 2007, expressed an unqualified opinion thereon.

                                                               Ernst & Young LLP
                                                    Certified Public Accountants

West Palm Beach, Florida
September 12, 2007

                                   NUCO2 INC.
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     ASSETS
                                     ------

                                                                                                    June 30,
                                                                                       -----------------------------------
                                                                                            2007                  2006
                                                                                       ------------           ------------
Current assets:
   Cash and cash equivalents                                                           $        343           $        341
   Trade accounts receivable; net of allowance for doubtful
      accounts of $1,004 and $2,538, respectively                                            11,823                 12,955
   Inventories                                                                                  297                    302
   Prepaid insurance expense and deposits                                                     3,121                  5,846
   Prepaid expenses and other current assets                                                  1,412                  1,465
   Deferred tax assets - current portion                                                      8,264                  8,598
                                                                                       ------------           ------------
      Total current assets                                                                   25,260                 29,507

Property and equipment, net                                                                 122,364                119,603

Other assets:
   Goodwill, net                                                                             25,909                 25,794
   Deferred financing costs, net                                                                254                    333
   Customer lists, net                                                                        6,761                  8,372
   Non-competition agreements, net                                                              512                  1,181
   Deferred lease acquisition costs, net                                                      5,744                  5,225
   Deferred tax assets                                                                        3,813                  8,807
   Other                                                                                        221                    185
                                                                                       ------------           ------------
                                                                                             43,214                 49,897
                                                                                       ------------           ------------
      Total assets                                                                     $    190,838           $    199,007
                                                                                       ============           ============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------
Current liabilities:
   Accounts payable                                                                    $      6,061           $      6,883
   Accrued expenses                                                                           2,043                  1,208
   Accrued insurance                                                                          1,054                  3,543
   Accrued interest                                                                             121                    165
   Accrued payroll                                                                            2,357                    652
   Other current liabilities                                                                    314                    377
                                                                                       ------------           ------------
      Total current liabilities                                                              11,950                 12,828

Long-term debt                                                                               34,750                 35,450
Customer deposits                                                                             4,246                  3,805
                                                                                       ------------           ------------
      Total liabilities                                                                      50,946                 52,083
                                                                                       ============           ============

Commitments and contingencies
Shareholders' equity:
   Common stock; par value $.001 per share; 30,000,000 shares authorized;
      issued 15,921,066 shares at June 30, 2007 and
      15,654,042 shares at June 30, 2006                                                         16                     16
   Additional paid-in capital                                                               174,831                166,617
   Less treasury stock at cost; 921,409 shares at June 30, 2007
      and 8,500 shares at June 30, 2006                                                     (22,937)                  (235)
   Accumulated deficit                                                                      (12,126)               (19,765)
   Accumulated other comprehensive income                                                       108                    291
                                                                                       ------------           ------------
      Total shareholders' equity                                                            139,892                146,924
                                                                                       ------------           ------------
        Total liabilities and shareholders' equity                                     $    190,838           $    199,007
                                                                                       ============           ============

See accompanying notes to financial statements.

                                   NUCO2 INC.
                              STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           Fiscal Year Ended June 30,
                                                                                --------------------------------------------
                                                                                   2007             2006              2005
                                                                                ---------        ---------         ---------
Revenues:
           Product sales                                                        $  85,865        $  75,959         $  60,518
           Equipment rentals                                                       44,263           40,237            36,822
                                                                                ---------        ---------         ---------
Total revenues                                                                    130,128          116,196            97,340
                                                                                ---------        ---------         ---------

Costs and expenses:
           Cost of products sold, excluding depreciation
                 and amortization                                                  55,835           49,397            41,278
           Cost of equipment rentals, excluding depreciation
                 and amortization                                                   6,714            3,086             2,391
           Selling, general and administrative expenses                            28,521           24,146            17,020
           Depreciation and amortization                                           20,059           18,333            16,484
           Loss on asset disposal                                                   2,260            1,733             1,332
                                                                                ---------        ---------         ---------
                                                                                  113,389           96,695            78,505
                                                                                ---------        ---------         ---------

Operating income                                                                   16,739           19,501            18,835

Loss on early extinguishment of debt                                                   --               --             5,817
Unrealized (gain) on financial instrument                                              --             (177)               --
Interest expense                                                                    2,207            1,989             6,985
                                                                                ---------        ---------         ---------

Income before income taxes                                                         14,532           17,689             6,033
Provision for (benefit from) income taxes                                           6,893            7,341           (19,558)
                                                                                ---------        ---------         ---------
Net income                                                                      $   7,639        $  10,348         $  25,591
                                                                                =========        =========         =========

Weighted average number of common and common
      equivalent shares outstanding
           Basic                                                                   15,593           15,427            12,808
                                                                                =========        =========         =========
           Diluted                                                                 15,886           15,997            14,295
                                                                                =========        =========         =========

Net income per basic share                                                      $    0.49        $    0.67         $    1.98
                                                                                =========        =========         =========
Net income per diluted share                                                    $    0.48        $    0.65         $    1.79
                                                                                =========        =========         =========

See accompanying notes to financial statements.

                                   NUCO2 INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                          Common Stock Issued   Additional        Treasury Stock
                                                                        ----------------------    Paid-In       -------------------
                                                                          Shares       Amount     Capital       Shares     Amount
                                                                        ----------  ----------  ----------      -------  ----------
 Balance, June 30, 2004                                                 10,840,831  $       11  $   96,185           --          --
 Comprehensive income:
   Net income                                                                   --          --          --           --          --
   Other comprehensive (loss):
     Interest rate swap transaction                                             --          --          --           --          --
 Total comprehensive income
 Conversion of 5,000 shares of Redeemable
       Preferred Stock                                                     754,982           1       7,006           --          --
 Conversion of 2,500 shares of Redeemable
       Preferred Stock                                                     247,420          --       3,196           --          --
 Issuance of 953,285 shares of common stock - exercise of                  953,285           1         742           --          --
 warrants
 Issuance of 462,674 shares of common stock - exercise of                  462,674          --       3,500           --          --
 options
 Tax effect of disqualifying dispositions - exercise of options                 --          --       3,080           --          --
 Issuance of 2,041,713 shares of common stock                            2,041,713           2      45,513           --          --
 Redeemable preferred stock dividend                                            --          --        (182)          --          --
                                                                        ----------  ----------  ----------      -------  ----------
Balance, June 30, 2005                                                  15,300,905          15     159,040           --          --
Comprehensive income:                                                           --
  Net income                                                                    --          --          --           --          --
  Other comprehensive income:
    Interest rate swap transaction (net of reclassification                     --          --          --           --          --
adjustment)
Total comprehensive income                                                      --          --          --
Share-based compensation                                                        --          --       3,298           --          --
Excess tax benefits from share-based arrangements                               --          --       1,756           --          --
Issuance of 286,679 shares of common stock - exercise of options           286,679           1       2,483           --          --
Purchase of treasury stock                                                      --          --         235        8,500        (235)
Issuance of 66,458 shares of common stock - exercise of warrants            66,458          --          --           --          --
Additional costs related to prior year stock issuance                           --          --        (195)          --          --
                                                                        ----------  ----------  ----------      -------  ----------
Balance, June 30, 2006                                                  15,654,042          16     166,617        8,500        (235)
Comprehensive income:
  Net income                                                                    --          --          --           --          --
  Other comprehensive income:
    Interest rate swap transaction                                              --          --          --           --          --
Total comprehensive income                                                      --          --
Share-based compensation                                                        --          --       4,194           --          --
Excess tax benefits from share-based arrangements                               --          --       1,285           --          --
Issuance of 267,024 shares of common stock - exercise of options           267,024          --       2,735           --          --
Purchase of treasury stock                                                      --          --          --      912,909     (22,702)
                                                                        ----------  ----------  ----------      -------  ----------
Balance, June 30, 2007                                                  15,921,066  $      .16  $  174,831      921,409  $  (22,937)
                                                                        ==========  ==========  ==========      =======  ==========

See accompanying notes to financial statements.

                                   NUCO2 INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                 Accumulated
                                                                                                    Other             Total
                                                                                 Accumulated     Comprehensive     Shareholders'
                                                                                   Deficit       Income (Loss)        Equity
                                                                                 -----------     -------------     -------------
Balance, June 30, 2004                                                           $ (55,704)       $     264        $  40,756
Comprehensive income:
  Net income                                                                        25,591               --           25,591
  Other comprehensive (loss):
    Interest rate swap transaction                                                      --              (22)             (22)
                                                                                                                   ---------

Total comprehensive income                                                                                            25,569
Conversion of 5,000 shares of Redeemable
       Preferred Stock                                                                  --               --            7,007
Conversion of 2,500 shares of Redeemable
       Preferred Stock                                                                  --               --            3,196
Issuance of 953,285 shares of common stock - exercise of warrants                       --               --              743
Issuance of 462,674 shares of common stock - exercise of options                        --               --            3,500
Tax effect of disqualifying dispositions -- exercise of options                         --               --            3,080
Issuance of 2,041,713 shares of common stock                                            --               --           45,515
Redeemable preferred stock dividend                                                     --               --             (182)
                                                                                 ---------        ---------        ---------
Balance, June 30, 2005                                                             (30,113)             242          129,184
Comprehensive income:
  Net income                                                                        10,348               --           10,348
  Other comprehensive income:
    Interest rate swap transaction (net of reclass adjustment)                          --               49               49
                                                                                                                   ---------
Total comprehensive income                                                                                            10,397
Share-based compensation                                                                --               --            3,298
Excess tax benefits from share-based arrangements                                       --               --            1,756
Issuance of 286,679 shares of common stock - exercise of options                        --               --            2,484
Purchase of treasury stock                                                              --               --               --
Issuance of 66,458 shares of common stock - exercise of warrants                        --               --               --
Additional costs related to prior year stock issuance                                   --               --             (195)
                                                                                 ---------        ---------        ---------
Balance, June 30, 2006                                                             (19,765)             291          146,924
Comprehensive income:
  Net income                                                                         7,639               --            7,639
  Other comprehensive income:
    Interest rate swap transaction                                                      --             (183)            (183)
                                                                                                                   ---------
Total comprehensive income                                                                                             7,456
Share-based compensation                                                                --               --            4,194
Excess tax benefits from share-based arrangements                                       --               --            1,285
Issuance of 267,024 shares of common stock - exercise of options                        --               --            2,735
Purchase of treasury stock                                                              --               --          (22,702)
                                                                                 ---------        ---------        ---------
Balance, June 30, 2007                                                           $ (12,126)       $     108        $ 139,892
                                                                                 =========        =========        =========

See accompanying notes to financial statements.

                                   NUCO2 INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              Year Ended June 30,
                                                                                              -------------------
                                                                                     2007             2006             2005
                                                                                  --------         --------         --------
Cash flows from operating activities:
Net income                                                                        $  7,639         $ 10,348         $ 25,591
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization of property and equipment                     16,652           15,344           13,751
        Bad debt expense                                                             1,816              908              595
        Amortization of other assets                                                 3,407            2,989            2,733
        Amortization of original issue discount                                         --               --              318
        Paid-in-kind interest                                                           --               --            1,014
        Loss on asset disposal                                                       2,260            1,733            1,332
        Loss on early extinguishment of debt                                            --               --            5,817
        Change in net deferred tax asset                                             6,613            7,070          (19,638)
        Share-based compensation                                                     4,194            3,298               --
        Excess tax benefits from share-based arrangements                           (1,285)          (1,756)              --
        Unrealized (gain) on financial instrument                                       --             (177)              --
        Changes in operating assets and liabilities:
           Decrease (increase) in:
             Trade accounts receivable                                                (684)          (5,296)          (3,022)
             Inventories                                                                 5              (44)             (33)
             Prepaid insurance expense and deposits                                  2,725           (1,566)             912
             Prepaid expenses and other current assets                                (132)            (385)            (191)
           Increase (decrease) in:
             Accounts payable                                                         (822)           1,705              599
             Accrued expenses                                                          871               24              201
             Accrued insurance                                                      (2,489)             (53)             166
             Accrued payroll                                                         1,704             (812)            (566)
             Accrued interest                                                          (43)              53             (328)
             Other current liabilities                                                 (65)              12               23
             Customer deposits                                                         443              183              377
                                                                                  --------         --------         --------

           Net cash provided by operating activities                                42,809           33,578           29,651
                                                                                  --------         --------         --------

Cash flows from investing activities:
  Proceeds from disposal of property and equipment                                      54               --               --
  Purchase of property and equipment                                               (21,117)         (29,776)         (19,371)
  Increase in deferred lease acquisition costs                                      (2,319)          (2,352)          (2,244)
  Acquisition of businesses                                                             --           (9,543)         (17,172)
  (Increase) decrease in other assets                                                  (35)             (11)               6
                                                                                  --------         --------         --------
           Net cash used in investing activities                                  $(23,417)        $(41,682)        $(38,781)
                                                                                  --------         --------         --------

See accompanying notes to financial statements.

                                                             NUCO2 INC.
                                                      STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                            (CONTINUED)

                                                                                             Year Ended June 30,
                                                                                             -------------------
                                                                                   2007             2006             2005
                                                                                   ----             ----             ----
Cash flows from financing activities:
  Net proceeds from issuance of long-term debt
     and subordinated debt and warrants                                         $ 15,750         $ 20,850         $ 59,350
  Repayment of long-term debt and subordinated debt                              (16,450)         (17,400)         (98,281)
  Purchase of treasury stock                                                     (22,531)              --               --
  Proceeds from issuance of common stock                                              --               --           46,632
  Issuance costs - common stock                                                       --             (195)          (1,117)
  Increase in deferred financing costs                                                (8)             (18)          (1,234)
  Exercise of options and warrants                                                 2,564            2,484            4,243
  Excess tax benefits for share-based arrangements                                 1,285            1,756               --
                                                                                --------         --------         --------

           Net cash (used in) provided by financing activities                   (19,390)           7,477            9,593
                                                                                --------         --------         --------

Increase (decrease) in cash and cash equivalents                                       2             (627)             463
Cash and cash equivalents, beginning of year                                         341              968              505
                                                                                --------         --------         --------

Cash and cash equivalents, end of year                                          $    343         $    341         $    968
                                                                                ========         ========         ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:

     Interest                                                                   $  2,251         $  1,936         $  5,981
                                                                                ========         ========         ========

     Income taxes                                                               $    374         $    473         $    125
                                                                                ========         ========         ========

Supplemental disclosure of non-cash investing and financing activities:

      During the fiscal year ended June 30,  2006, a certain  officer  exercised stock options in a non-cash transaction. The officer surrendered 8,500 shares of previously acquired common stock in exchange for 34,881 newly issued shares. The
Company recorded $235, the market value of the surrendered  shares,  as treasury stock.  During the fiscal year ended June 30,  2007,  this  officer  surrendered
6,800 shares of  previously  acquired  common stock in exchange for 25,366 newly issued shares.  The Company  recorded $171, the market value of the  surrendered shares, as treasury stock.

      In 2005 the  Company  increased  the  carrying  amount  of the  redeemable preferred stock by $182 for dividends that were not paid and accordingly reduced additional paid-in capital by a like amount.

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

      (d)   PROPERTY AND EQUIPMENT

            Property  and  equipment  are stated at cost.  The Company  does not depreciate  bulk systems held for  installation  until the systems are ready for their  intended use and leased to  customers.  Upon  installation,  the systems,
component  parts  and  direct  costs   associated  with  the   installation  are
transferred to the leased equipment  account.  These direct costs are associated with successful  placements of such systems with customers  under  noncancelable contracts  and which would not be  incurred by the Company but for a  successful placement and are  amortized  over the life of the original  customer  contract.
Upon  early  service  termination,  the  unamortized  portion  of  direct  costs associated  with the  installation  are  recognized  as a period  expense in the statements of income.  Such policy is analogous to SFAS No. 91,  "ACCOUNTING FOR
NONREFUNDABLE  FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND
INITIAL  DIRECT COSTS OF LEASES."  Depreciation  and  amortization  are computed using the straight-line method over the estimated useful lives of the respective assets or the lease terms for leasehold improvements, whichever is shorter.

            The depreciable lives of property and equipment are as follows:

                                                             Estimated Life
                                                             --------------

            Leased equipment                                    5-20 years
            Equipment and cylinders                             3-20 years
            Vehicles                                            3-5 years
            Computer equipment and software                     3-7 years
            Office furniture and fixtures                       5-7 years
            Leasehold improvements                              lease term

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
INTANGIBLE  ASSETS," pursuant to which,  goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible  assets with finite lives continue to be amortized on a straight-line method over the periods of expected  benefit.  The  Company's  other  intangible assets consist of customer  lists and  non-competition  agreements,  principally acquired in 1995 through 1998 and 2005 through 2006 in  connection  with certain asset acquisitions. Customer lists are being amortized on a straight-line method over five to ten years, and non-competition agreements, which generally preclude the other party from  competing  with the Company in a  designated  geographical area for a stated period of time, are being amortized on a straight-line  method over their contractual lives which range from three to ten years.

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

      (g)   DEFERRED FINANCING COST, NET

            Financing  costs are  amortized on a  straight-line  method over the term of the related  indebtedness.  Accumulated  amortization of financing costs was $188 and $101 at June 30, 2007 and 2006, respectively.

      (h)   DEFERRED LEASE ACQUISITION COSTS, NET

            Deferred lease acquisition costs, net, consist of commissions associated with the acquisition of new leases and lease renewals are being amortized on a straight-line basis over the life of the related leases, generally six years which is consistent with our standard contract. Accumulated amortization of deferred lease acquisition costs was $8,904 and $7,855 at June
30, 2007 and 2006, respectively. Upon early service termination, the unamortized portion of deferred lease acquisition costs are expensed as a component of operating expenses.

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

            The Company  recognizes  revenue in  accordance  with EITF Issue No.
00-21, "REVENUE  ARRANGEMENTS WITH MULTIPLE  DELIVERABLES." EITF 00-21 addresses certain aspects of the accounting by a vendor for  arrangements  under which the vendor will perform multiple revenue generating  activities.  The Company's bulk
CO2 budget plan agreements  provide for a fixed monthly payment to cover the use of a bulk CO2 system and a predetermined maximum quantity of CO2. As of June 30,
2007,  approximately  69,000 of the Company's  customer  locations utilized this plan.  Accordingly,  revenue  attributable to the lease of equipment,  including equipment  leased under the budget plan,  is recorded on a  straight-line  basis over the term of the lease and  revenue  attributable  to the  supply of CO2 and other gases,  including  CO2 provided  under the budget plan,  is recorded  upon delivery to the customer.

            Under the budget plan,  customers are billed an equal monthly amount which  includes  CO2 up to an annual  allowance.  The contract  arrangement  for budget plan  customers is analogous  to a  "take-or-pay"  contract as defined in
SFAS No. 47, "DISCLOSURE OF LONG-TERM  OBLIGATIONS" as the budget plan purchaser must make  specified  minimum  payments even if it does not take delivery of the contracted  products or  services.  Each budget plan  customer has a maximum CO2 allowance  that is measured and reset on the contract  anniversary  date. On the contract  anniversary  date,  the  Company  records  revenue in excess of actual deliveries  of CO2 for budget  plan  customers  that have not used their  entire annual CO2 allowance equal to the difference  between their annual CO2 allowance and actual CO2 delivered.

            Because of the large number of  customers  under the budget plan and the fact that the  anniversary  dates for  determining  maximum  quantities  are spread  throughout the year, the Company's  methodology  for applying EITF 00-21 involves the use of estimates and assumptions to separate the aggregate  revenue stream  derived from  equipment  rentals to budget plan  customers,  and also to

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

approximate  the  recognition of revenue from CO2 sales to budget plan customers upon delivery. The Company believes that the adoption of EITF 00-21 has the most impact  on the  recognition  of  revenue  on a  quarterly  basis  as  CO2  usage fluctuates  during  a  fiscal  year  based  on  factors  such  as  weather,  and traditional summer and holiday periods. However, over a twelve-month period, the
Company believes that the effect is less significant as seasonal  variations are largely  eliminated and CO2 allowances under budget plan agreements are measured and reset annually.

      (j)   INCOME TAXES AND OTHER

            Income  taxes are  accounted  for under  SFAS 109,  "ACCOUNTING  FOR
INCOME TAXES ("SFAS 109")." SFAS 109 requires recognition of deferred tax assets and  liabilities  for the expected  future tax  consequences of events that have been  included in the financial  statements  or tax returns.  Under this method, deferred  tax assets and  liabilities  are  determined  based on the  difference between the financial  statement and tax bases of assets and  liabilities  using enacted tax rates in effect for the year in which the  differences  are expected to  reverse.  Under  Statement  No. 109,  the effect on deferred  tax assets and liabilities  of a change in tax rates is recognized in income in the period that includes the enactment date.

            The Company has a policy of  collecting  property tax amounts due to governmental authorities from its customers.  These payments are remitted to the appropriate  taxing  authority and included in our statements of income on a net basis.

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

      (l)   USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted  accounting  principles  requires  management  to  make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting  period.  Estimates used when  accounting for items such as allowances for doubtful  accounts,  depreciation  and  amortization  periods,  valuation of long-lived  assets  and  income  taxes  are  regarded  by  management  as  being particularly  significant.  These  estimates and assumptions are evaluated on an ongoing basis and may require  adjustment in the near term. Actual results could differ from those estimates.

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
30,  2007,  2006  and  2005,  the  Company   contributed  $123,  $115  and  $94,
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
Accordingly,  no stock-based compensation expense is reflected in net income for the year ended June 30,  2005.  Pro forma  disclosure  for periods  prior to the effective date is provided in Note 9(g).

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

      (o)   VENDOR REBATES

            Pursuant  to EITF  02-16,  "ACCOUNTING  BY A CUSTOMER  (INCLUDING  A
RESELLER)  FOR  CERTAIN  CONSIDERATION  RECEIVED  FROM A  VENDOR,"  the  Company
recognizes  rebates received from its suppliers of bulk CO2 tanks as a reduction of capitalizable  cost. The Company  received  rebates of $907,  $1,104 and $886 during the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

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

            As part of the  ongoing  evaluation  of its  trade  receivables  and collections  from its customers during the year ended June 30, 2007, the Company determined  that tank billings to delinquent  customers  should be recorded on a cash recognition  basis. As a result,  the accounts  receivable related to these tank billings have been written off and are no longer included in gross accounts receivable  or the  related  allowance  for  doubtful  accounts.  Such change is immaterial to the Company's revenues and statement of income.

      (q)   RECENT ACCOUNTING PRONOUNCEMENTS

      On  September  13, 2006 the  Securities  and Exchange  Commission  ("SEC")
issued Staff Accounting  Bulletin No. 108 ("SAB 108"),  "CONSIDERING THE EFFECTS
OF PRIOR YEAR  MISSTATEMENTS  WHEN  QUALIFYING  MISSTATEMENTS  IN  CURRENT  YEAR
FINANCIAL  STATEMENTS."  The  interpretations  in SAB 108 are  being  issued  to address diversity in practice in quantifying  financial statement  misstatements and the potential under current practice for the build up of improper amounts on the  balance  sheet.  SAB 108 is  effective  for fiscal  years  beginning  after
November 15, 2006. The Company is currently  evaluating the impact of SAB 108 on our results of operations;  however the Company does not expect the impact to be material to our financial position, results of operations or cash flows.

      In September  2006,  the Financial  Accounting  Standards  Board  ("FASB")
issued SFAS No. 157, "FAIR VALUE  MEASUREMENTS"  ("SFAS 157"). SFAS 157 provides enhanced  guidance for using fair value to measure assets and liabilities.  SFAS
157 also  responds to  investors'  requests for expanded  information  about the extent to which  companies  measure assets and  liabilities  at fair value,  the
information   used  to  measure  fair  value,  and  the  effect  of  fair  value measurements on earnings.  SFAS 157 defines fair value,  establishes a framework for  measuring  fair value in  generally  accepted  accounting  principles,  and expands disclosures about fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods  within  those fiscal  years.  SFAS 157 applies  under other  accounting pronouncements  that require or permit fair value  measurements.  The Company is currently  evaluating  the impact of this statement on our results of operations and financial position.

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

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

            In May 2005, the FASB issued SFAS No. 154,  "ACCOUNTING  FOR CHANGES
AND ERROR  CORRECTIONS"  ("SFAS 154").  SFAS applies to  accounting  changes and corrections  of errors made in fiscal years  beginning  after December 15, 2005.
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

            As  previously  stated,  December  2004,  the FASB  revised SFAS 123 through the issuance of SFAS 123R,  "SHARE-BASED  PAYMENT"  ("SFAS  123R").  The
Company  adopted SFAS 123R effective  with the fiscal quarter  beginning July 1,
2005 on a "modified prospective basis," and accordingly, pro forma disclosure of net income and earnings per share, is no longer an alternative to recognition in the  statement  of  operations  after that  date.  Accordingly,  no  stock-based compensation  expense is  reflected  in net income for the years  ended June 30,
2005 and 2004.  Pro forma  disclosure for periods prior to the effective date is provided in Note 9(f).

            In November 2005, the FASB issued SFAS 123R-3,  "TRANSITION ELECTION
RELATED TO ACCOUNTING  FOR THE TAX EFFECTS OF  SHARE-BASED  PAYMENT  AWARDS," to
provide an alternate  transition  method for the  implementation of SFAS 123(R).
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

NOTE 2 - PROPERTY AND EQUIPMENT, NET

         Property and equipment, net consists of the following:

                                                                                                   As of June 30,
                                                                                        -----------------------------------
                                                                                           2007                     2006
                                                                                        -----------             -----------
                  Leased equipment                                                      $   197,131             $   183,204
                  Equipment and cylinders                                                    26,294                  24,590
                  Vehicles                                                                    1,097                   1,298
                  Computer equipment and software                                             5,715                   5,588
                  Office furniture and fixtures                                               2,178                   2,155
                  Leasehold improvements                                                      2,210                   2,083
                                                                                        -----------              ----------
                                                                                            234,625                 218,918
                  Less accumulated depreciation and amortization                            112,261                  99,315
                                                                                        -----------              ----------

                                                                                        $   122,364              $  119,603
                                                                                        ===========              ==========

            Total accumulated  depreciation related to leased equipment was $91,
875 and  $80,885 at June 30,  2007 and 2006,  respectively.  Included  in leased equipment  are  capitalized  component  parts and direct costs  associated  with installation  of  equipment  leased to others of $59,558 and $54,652 at June 30,
2007 and 2006, respectively.  Accumulated depreciation and amortization of these costs was  $37,527 and  $33,248 at June 30,  2007 and 2006,  respectively.  Upon early service  termination,  the Company writes off the remaining net book value of direct costs associated with the installation of equipment.

      Depreciation  and  amortization  of property  and  equipment  was $16,652,
$15,344,  and  $13,751  for the  years  ended  June 30,  2007,  2006,  and 2005, respectively.

NOTE 3 - ACQUISITIONS

      On  October  1,  2004,  the  Company   purchased  the  bulk  CO2  beverage
carbonation business of privately owned Pain Enterprises,  Inc., of Bloomington,
Indiana  ("Pain"),  for total cash  consideration of $15.7 million.  The Company acquired  approximately 9,000 net customer  locations,  including 6,300 tanks in service,  vehicles,  parts,  and supplies.  The  acquisition  of Pain's bulk CO2 beverage carbonation business,  which operated in 12 Midwestern and Southeastern states: Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri,
Minnesota,  Ohio,  Tennessee and Wisconsin,  provides  further  penetration  and increased operating efficiencies in markets in which the Company operates.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

      On June 30,  2005,  the  Company  acquired  approximately  1,200  customer locations  and  1,000  bulk CO2  tanks,  most of  which  were in  service,  from
Coca-Cola  Enterprises Inc. ("CCE") for approximately $1.4 million. The purchase price was allocated  between  tangible and  intangible  assets as follows:  $1.0 million for tangible assets,  and $0.4 million for intangible  assets.  Tangible assets are being  depreciated  over a weighted  average life of 12 years,  while intangible assets are being amortized over a weighted average life of 8.5 years.

      On September  30, 2005,  the Company  purchased  the beverage  carbonation business of privately  owned Bay Area  Equipment  Co., Inc.  ("BAE"),  for total consideration of $5.2 million, of which $4.7 million was paid at closing and the remaining  $0.5  million  payable  over the  subsequent  two years.  The Company acquired  approximately  2,500  customer  locations,  including  1,000  tanks in service,  vehicles,  parts,  and supplies.  The  acquisition  of BAE's  beverage carbonation  business,  which operated in northern California,  provides further penetration and increased operating efficiencies in that market.

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

      On June 30, 2006,  the Company  acquired  approximately  3,000  additional customer locations and 2,400 bulk CO2 tanks, most of which were in service, from
CCE for approximately  $4.9 million ("CCE II"). The purchase price was allocated between  tangible and  intangible  assets as follows:  $1.8 million for tangible assets,  and $1.8 million for  intangible  assets and $1.3 million for goodwill.
Tangible  assets  are being  depreciated  over a weighted  average  life of 11.0 years, while intangible assets,  excluding goodwill,  are being amortized over a weighted average life of 10.0 years.

      As of December 31, 2006,  the Company  evaluated the assets  received from
CCE,  including  customer  accounts  and  bulk CO2  tanks,  as  compared  to the preliminary  listing  provided by CCE and adjusted the purchase price allocation accordingly.  The final  allocation  resulted in a decrease in customer lists of
$0.1 million, offset by an increase in goodwill of $0.1 million.

      Goodwill was recorded for all of the aforementioned  transactions,  except for the CCE acquisition in June 2005, as the purchase price of each  acquisition exceeded the fair market value of the tangible and  intangible  assets  acquired and is a direct result of synergies arising from the transaction.

      The results of the  foregoing  acquisitions  are included in the Company's results of operations subsequent to their respective acquisition dates. However, the following  unaudited pro forma results of operations (in  thousands,  except per share amounts) have been prepared assuming the acquisitions  described above had  occurred as of the  beginning  of the periods  presented  in the  Company's financial  statements,  including  adjustments  to the financial  statements for additional  depreciation of tangible assets,  amortization of intangible assets, and increased interest on borrowings to finance the acquisitions.  The unaudited pro forma operating results are not necessarily  indicative of operating results that would have  occurred  had these  acquisitions  been  consummated  as of the beginning of the periods presented,  or of future operating results.  In certain cases, the operating  results for periods prior to the acquisitions are based on
(a)  unaudited  financial  data  provided  by the seller or (b) an  estimate  of revenues,  cost of revenues and/or selling,  general and administrative expenses based on  information  provided  by the  seller or  otherwise  available  to the
Company.  Inasmuch as the Company acquired customer accounts,  tanks at customer sites and other assets related to the beverage  carbonation  businesses of Pain,
CCE, CCE II and BAE,  certain  operational and support costs provided for by the sellers are not  applicable to the Company's cost of servicing  these  customers and were therefore eliminated.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Unaudited Pro Forma:                                  Fiscal Year Ended June 30,
                                                      --------------------------
                                                          2006          2005
                                                       ----------    ----------
Total revenues                                         $  119,941    $  106,527
Operating income (a)                                       21,033        21,719
Income before provision
    for income taxes                                       18,888         8,074
Provision for (benefit from) income taxes                   7,391       (19,473)
                                                       ----------    ----------
Net income                                                 11,497        27,547
Preferred stock dividends                                      --          (182)
                                                       ----------    ----------
Net income available to
    common shareholders                                $   11,497    $   27,365
                                                       ==========    ==========
Basic income per share                                 $     0.75    $     2.14
                                                       ==========    ==========
Diluted income per share                               $     0.72    $     1.93
                                                       ==========    ==========

(a) SFAS 123R was  adopted  effective  July 1,  2005;  accordingly,  there is no share-based compensation expense in fiscal 2005. (See Note 9(f))

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

      The Company adopted SFAS 142 as of July 1, 2001,  resulting in no goodwill amortization  expense for the years ended June 30, 2007, 2006 and 2005. Goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. The Company  determined that there was no impairment of goodwill during 2007, 2006 and 2005.

Information  regarding the Company's  goodwill and other intangible assets is as follows:

                                                     Accumulated      Net Book
As of June 30, 2007:                    Cost        Amortization       Value
                                    ------------    ------------    ------------
Goodwill                            $     30,915    $      5,006    $     25,909
Non-competition agreements                 3,840           3,328             512
Customer lists                             9,258           2,497           6,761
                                    ------------    ------------    ------------
                                    $     44,013    $     10,831    $     33,182
                                    ============    ============    ============

As of June 30, 2006
Goodwill                            $     30,800    $      5,006    $     25,794
Non-competition agreements                 3,840           2,659           1,181
Customer lists                             9,823           1,451           8,372
                                    ------------    ------------    ------------
                                          44,463    $      9,116    $     35,347
                                    ============    ============    ============

Changes in goodwill are summarized as follows:

Year Ended June 30,         Beginning     Additions      Disposals        Ending
-------------------         ---------     ---------      ---------       -------
2005                         $24,228         2,872              --       $27,100
2006                         $27,100       $ 3,700              --       $30,800
2007                         $30,800       $   115              --       $30,915

      Amortization  expense for other intangible assets was $1,790,  $1,524, and
$986 for the years ended June 30, 2007, 2006 and 2005, respectively.

      Estimated  amortization expense for each of the next five years is $1,496,
$1,191,  $828, $744 and $744 for fiscal years ending June 30, 2008,  2009, 2010,
2011 and 2012, respectively.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5 - LEASES

      The  Company  leases  equipment  to its  customers  generally  pursuant to five-year or six-year  non-cancelable  operating  leases which expire on varying dates through October 2013. At June 30, 2007,  future minimum  payments due from customers  include,  where  applicable,  amounts for a continuous  supply of CO2 under the budget plan,  which provides  bundled pricing for tank rental and CO2.
The revenue stream has been segregated in conformity with EITF 00-21 between the estimated  rental of equipment and the sale of CO2. The following table presents the separate minimum revenue streams  attributable to the lease of the equipment and the sale of the CO2:

          Year Ended June 30,           Equipment                     CO2
          -------------------           ---------                  ---------
          2008                          $ 33,941                   $  24,353
          2009                            28,973                      20,739
          2010                            21,402                      15,546
          2011                            15,096                      11,111
          2012                             9,299                       6,926
          Thereafter                       3,273              `        2,276
                                        --------                   ---------
                                        $111,984                   $  80,951
                                        ========                   =========

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                       As of June 30,
                                                                                       --------------
                                                                                      2007        2006
                                                                                    --------    --------

Notes payable to banks under credit facility. Drawings at June 30, 2007 and 2006
    are at a weighted average interest rate of 6.8% and 6.7%, respectively.         $ 34,750    $ 35,450

Less current maturities of long-term debt                                                 --          --
                                                                                    --------    --------
    Long-term debt, excluding current maturities                                    $ 34,750    $ 35,450
                                                                                    ========    ========

      (a) PREVIOUS FACILITIES

      On August 25, 2003, the Company  terminated its former credit facility and entered into a $50.0 million  senior  credit  facility with a syndicate of banks
(the "Senior Credit Facility").  The Senior Credit Facility initially  consisted of a $30.0 million A term loan  facility (the "A Term Loan"),  a $10.0 million B term loan  facility  (the "B Term Loan"),  and a $10.0  million  revolving  loan facility (the  "Revolving  Loan  Facility").  On October 1, 2004, in conjunction with the Pain  Enterprises,  Inc.  transaction,  the Senior Credit  Facility was amended to, among other things, increase the B Term Loan to $23.0 million and to modify certain financial covenants.  The A Term Loan and Revolving Loan Facility
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

      (b) CURRENT FACILITY

      On May 27, 2005, the Company  terminated the Senior Credit Facility credit facility and entered into a $60.0 million revolving credit facility with Bank of
America,  N.A.  (the "2005  Credit  Facility"),  maturing on May 27,  2010.  The
Company is entitled to select  either Base Rate Loans (as defined) or Eurodollar
Rate Loans (as defined),  plus applicable margin, for principal borrowings under the 2005 Credit Facility.  Applicable margin is determined by a pricing grid, as amended in March 2006,  based on the Company's  Consolidated  Leverage Ratio (as defined) as follows:

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      --------------------------------------------------------------------------
      Pricing        Consolidated Leverage         Eurodollar Rate     Base Rate
       Level                 Ratio                      Loans            Loans
      --------------------------------------------------------------------------
         I        Greater than or equal to              2.000%          0.500%
                  2.50x
      --------------------------------------------------------------------------
         II       Less than 2.50x but greater           1.750%          0.250%
                  than or equal to 2.00x
      --------------------------------------------------------------------------
         III      Less than 2.00x but greater           1.500%          0.000%
                  than or equal to 1.50x
      --------------------------------------------------------------------------
         IV       Less than 1.50x but greater           1.250%          0.000%
                  than or equal to 0.50x
      --------------------------------------------------------------------------
         V        Less than 0.50x                       1.000%          0.000%
      --------------------------------------------------------------------------

      Interest  is payable  periodically  on  borrowings  under the 2005  Credit
Facility. The 2005 Credit Facility is uncollateralized. The Company is required, on a  quarterly  basis,  to assess and meet  certain  affirmative  and  negative covenants, including financial covenants. These financial covenants are based on a measure that is not consistent with accounting  principles  generally accepted in the United  States of America.  Such  measure is EBITDA (as  defined),  which represents earnings before interest,  taxes,  depreciation and amortization,  as further  modified  by certain  defined  adjustments.  The  failure to meet these covenants,  absent a waiver or amendment, would place the Company in default and cause the debt outstanding under the 2005 Credit Facility to immediately  become due and payable.  In connection  with the  Company's  share  repurchase  program announced  during the quarter ended March 31, 2007, the 2005 Credit Facility was amended to modify certain covenants (see Note 9b). The Company was in compliance with all  covenants  under the 2005 Credit  Facility as of the first  assessment date on June 30, 2005 and through June 30, 2007.

      As of June 30, 2007, a total of $34.8  million was  outstanding  under the
2005 Credit Facility,  primarily  consisting of Libor  (Eurodollar  Rate) loans, with a weighted  average  interest rate of 6.8% per annum.  All borrowings as of
June 30, 2007 and 2006 are under a long-term  credit  facility  and there are no short-term  obligations  that are due and payable under the agreement.  The debt agreement provides for letters of credit, however the Company had no outstanding letters of credit as of June 30, 2007 and June 30, 2006.

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

      (c) HEDGING ACTIVITIES

      Effective July 1, 2000, the Company adopted SFAS No. 133,  "ACCOUNTING FOR
DERIVATIVE  INSTRUMENTS AND HEDGING ACTIVITIES," as amended,  which, among other
things,   establishes   accounting   and  reporting   standards  for  derivative
instruments,   including  certain  derivative   instruments  embedded  in  other
contracts and for hedging  activities.  All derivatives,  whether  designated in hedging  relationships  or not, are required to be recorded on the balance sheet at fair value.  For a derivative  designated as a cash flow hedge, the effective portions of changes in the fair value of the  derivative  are  recorded as other comprehensive  income and are  recognized  in the  statement  of income when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges (if any) are recognized in earnings.

      The Company uses  derivative  instruments  to manage  exposure to interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of this exposure.

      In order to reduce the  Company's  exposure  to  increases  in  Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest rate swap  transaction  (the "Swap") on October 2, 2003, in the amount of $20.0 million (the "Notional  Amount") with an effective date of March
15, 2004 and a maturity  date of September 15, 2005.  Pursuant to the Swap,  the
Company  paid  a  fixed  interest  rate  of  2.12%  per  annum  and  received  a
Eurodollar-based  floating  rate.  The effect of the Swap was to neutralize  any changes  in  Eurodollar  rates  on the  Notional  Amount.  As the  Swap  was not effective  until March 15, 2004 and no cash flows were  exchanged  prior to that date,  the Swap did not meet the  requirements  to be  designated as a cash flow hedge.  As such,  an  unrealized  loss of $0.2  million  was  recognized  in the
Company's  statement  of  operations  for the fiscal  year ended June 30,  2004, reflecting the change in fair value of the  Swap from inception to the effective

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

date. As of March 15, 2004, the Swap met the  requirements to be designated as a cash flow hedge and was deemed a highly effective transaction.  Accordingly, the
Company recorded $0.2 million  representing the change in fair value of the Swap from March 15, 2004 through September 15, 2005, as other  comprehensive  income, and  the  previously  recorded  loss of  $0.2  million  was  reversed  upon  the termination  of the Swap in  September  2005  and  recognized  in the  Company's statement of operations during the fiscal year ended June 30, 2006.

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
Accordingly,  changes  in the fair  value of Swap A and Swap B are  recorded  as
other  comprehensive   income.  The  Company  recorded  $0.3  million  as  other
comprehensive income during the fiscal year ended June 30, 2006 and $0.2 million as other  comprehensive  loss during the year ended June 30, 2007,  representing the change in fair value of the 2005 Swap during those periods.

NOTE 7 - SUBORDINATED DEBT

      On August 25,  2003,  concurrently  with the closing of the Senior  Credit
Facility,  the Company  issued $30.0  million of its 16.3%  Senior  Subordinated
Notes Due  February  27,  2009 (the "New  Notes")  with  interest  only  payable quarterly in arrears on February  28, May 31,  August 31 and November 30 of each year,  commencing November 30, 2003. Interest on the New Notes was 12% per annum payable  in cash and 4.3% per annum  payable  "in kind" by adding  the amount of such interest to the  principal  amount of the New Notes then  outstanding.  The weighted  average  effective  interest  rate of the  New  Notes,  including  the amortization of deferred financing costs and original issue discount,  was 18.0%
per annum.  Ten year warrants to purchase an aggregate of 425,000  shares of the
Company's  common  stock at an exercise  price of $8.79 per share were issued in connection with the New Notes.  Utilizing the Black-Scholes  Model, the warrants issued in connection with the New Notes were valued at $3.70 per warrant,  or an aggregate  value of $1.6  million.  In addition,  the  maturity  date of 665,403 existing  warrants,  335,101  due to expire in 2004 and 330,302 due to expire in
2005, was extended to February 2009,  resulting in additional value of $1.31 and
$0.97 per warrant,  respectively,  or an aggregate value of $0.8 million. At the date of issuance,  in accordance with APB 14,  "ACCOUNTING FOR CONVERTIBLE  DEBT
AND DEBT ISSUED WITH PURCHASE WARRANTS," the Company allocated proceeds of $27.7 million  to the  debt and  $2.3  million  to the  warrants,  with the  resulting discount on the debt referred to as the Original  Issue  Discount.  The Original
Issue  Discount  was being  amortized  as interest  expense over the life of the debt.

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

      During fiscal 2005,  warrants to purchase  893,956 shares of the Company's common stock issued in connection with the 1997 Notes,  1999 Notes and New Notes were  exercised  for  proceeds of $743.  In  connection  with  certain  cashless exercises,  warrants to purchase  389,528  shares of the Company's  common stock were  canceled.  As of June 30,  2005 and  thereafter,  no  warrants  issued  in connection with the New Notes were outstanding.

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

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

      During the fiscal  year ended June 30,  2005,  the  carrying  amount  (and
Liquidation  Preferences) of the Series A Preferred Stock and Series B Preferred
Stock was increased by $182, for dividends accrued.

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

      (b) SHARE REPURCHASE PLAN

      On January 31,  2007,  the Company  publicly  announced  that its Board of
Directors  authorized  a share  repurchase  program  under which the Company may repurchase up to $50 million of its common shares through  December 31, 2007. As of June 30, 2007,  the Company  purchased a total of 906,109 common shares at an average  price of  $24.87  per share for an  aggregate  purchase  price of $22.5 million.  As of June  30,  2007,  the  remaining  authorized  amount  for  share repurchases was $27.5 million.

      (c) WARRANTS

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
No  warrants  granted  to  BOC  remain  outstanding  as of  June  30,  2006  and thereafter.

      (d) NON-EMPLOYEE DIRECTOR PLANS

      From  time to time,  the  Company  grants to each  non-employee  directors options to purchase shares of common stock. The exercise price for all grants is equal to the average  closing  price of the common stock on the Nasdaq  National
Market for the 20 trading days prior to the grant date.  All options vest in two to five equal annual  installments  commencing upon issuance and have a ten-year term.  During the fiscal year ended June 30, 2006, an additional  18,000 options were granted to two  non-employee  directors at an exercise  price of $23.14 per share.

      The  weighted-average  fair value per share of options  granted during the fiscal year ended June 30, 2006 was $5.27.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following table summarizes  transactions pursuant to non-plan director stock options:

                                                         Weighted Average
                                                        Exercise Price Per
                                Options Outstanding           Option           Options Exercisable
                                -------------------     -------------------    -------------------
Outstanding at June 30, 2004                136,000     $              7.76                 78,667
         Exercised                          (51,333)                   6.88
                                -------------------
Outstanding at June 30, 2005                 84,667                    8.29                 66,001
         Granted                             18,000                   23.14
                                -------------------
Outstanding at June 30, 2006                102,667                   10.90                 94,667
         Exercised                           (2,000)                   4.85
                                -------------------
Outstanding at June 30, 2007                100,667     $             11.02                100,667
                                ===================

      The following table sets forth certain information as of June 30, 2007:

                                      Options Outstanding                                       Options Exercisable
                    ------------------------------------------------------    ------------------------------------------------------
                                   Weighted      Weighted                                    Weighted      Weighted
                                    Average       Average       Aggregate                     Average       Average       Aggregate
Range of Exercise     Options      Remaining     Exercise       Intrinsic       Options      Remaining     Exercise       Intrinsic
      Prices        Outstanding      Life          Price       Value (000)    Exercisable      Life          Price       Value (000)
-----------------   -----------   -----------   -----------    -----------    -----------   -----------   -----------    -----------
$ 4.85 - $10.00          76,667          5.23   $      7.76    $     1,373         76,667          5.23   $      7.76    $     1,373
$ 10.01 - $15.00             --            --            --             --             --            --            --             --
$ 15.01 - $20.00          6,000          6.75         16.25             57          6,000          6.75         16.25             57
$ 20.01 - $23.14         18,000          7.45         23.14             46         18,000          7.45         23.14             46
                    -----------   -----------   -----------    -----------    -----------   -----------   -----------    -----------
                        100,667          5.72   $     11.02    $     1,475        100,667          5.72   $     11.02    $     1,475
                    ===========   ===========   ===========    ===========    ===========   ===========   ===========    ===========

      (e) EMPLOYEE STOCK OPTION PLANS

      In 1995,  the Board of  Directors  adopted the 1995 Stock Option Plan (the
"1995  Plan"),  which  terminated  in November  2005.  Under the 1995 Plan,  the
Company reserved  2,400,000 shares of common stock for employees of the Company.
Under the terms of the 1995 Plan,  options  granted were either  incentive stock options or  non-qualified  stock options.  The exercise price of incentive stock options was  required  to be at least equal to 100% of the fair market  value of the Company's  common stock at the date of the grant,  and the exercise price of non-qualified stock options was not to be less than 75% of the fair market value of the Company's common stock at the date of the grant. The maximum term for all options was ten years.  Options  granted prior to  termination  of the 1995 Plan generally vest in equal annual  installments from three to five years,  though a limited number of grants were partially vested at the grant date. As of June 30,
2007,  options to purchase  841,981  shares of the  Company'  common  stock were outstanding  under the 1995 Plan. In addition,  in September  2005, the Board of
Directors  adopted  the 2005  Employee  Stock  Option  Plan (the "2005  Employee
Plan"). Under the 2005 Employee Plan, the Company has reserved 250,000 shares of common stock for employees of the Company.

      The  weighted-average  fair value per share of options  granted  under the
1995 Plan  during the fiscal  years  ended June 30,  2006 and 2005 was $5.42 and
$7.80, respectively. No options were granted under the 1995 Plan during the year ended June 30, 2007.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following table summarizes transactions pursuant to the 1995 Plan:

                                                         Weighted Average
                                                             Exercise
                                Options Outstanding       Price Per Option     Options Exercisable
                                -------------------     -------------------    -------------------
Outstanding at June 30, 2004              1,504,523     $             10.55                865,653
         Granted                            290,500                   25.42
         Expired or canceled                (12,713)                  13.50
         Exercised                         (362,408)                   7.66
                                -------------------
Outstanding at June 30, 2005              1,419,902                   14.31                921,002
         Granted                              8,225                   25.52
         Expired or canceled                (18,174)                  22.04
         Exercised                         (286,679)                   9.48
                                -------------------
Outstanding at June 30, 2006              1,123,274                   15.49                877,661
         Expired or canceled                (29,019)                  22.20
         Exercised                         (252,274)                   9.59
                                -------------------
Outstanding at June 30, 2007                841,981     $             17.03                774,181
                                ===================

      The following table sets forth certain information as of June 30, 2007:

                                      Options Outstanding                                       Options Exercisable
                    ------------------------------------------------------    ------------------------------------------------------
                                   Weighted      Weighted                                    Weighted      Weighted
                                    Average       Average       Aggregate                     Average       Average       Aggregate
Range of Exercise     Options      Remaining     Exercise       Intrinsic       Options      Remaining     Exercise       Intrinsic
      Prices        Outstanding      Life          Price       Value (000)    Exercisable      Life          Price       Value (000)
-----------------   -----------   -----------   -----------    -----------    -----------   -----------   -----------    -----------
$ 4.49 - $10.00         145,407          4.66   $      7.83    $     2,594        142,220          4.62   $      7.81    $     2,540
$ 10.01 - $15.00        287,108          4.98         12.77          3,704        287,108          4.98         12.77          3,704
$ 15.01 - $20.00        147,734          7.00         19.29            943        144,734          7.00         19.28            925
$ 20.01 - $25.00         20,000          7.94         24.01             33         20,000          7.94         24.01             33
$ 25.01 - $25.67        241,732          8.01         25.67             --        180,120          8.01         25.67             --
                    -----------   -----------   -----------    -----------    -----------   -----------   -----------    -----------
                        841,981          6.22   $     17.03    $     7,273        774,181          6.07   $     16.37    $     7,202
                    ===========   ===========   ===========    ===========    ===========   ===========   ===========    ===========

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
options under the 2005 Executive  Plan with a weighted  exercise price of $24.49 per  share and a  weighted-average  grant  date  fair  value per share of $9.30.
During the fiscal year ended June 30, 2007,  the Company  granted an  additional
55,000 options under the 2005 Executive Plan, with a weighted  average  exercise price of $24.47 per share and a grant date fair value of $8.06 per share.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following  summarizes the transactions  pursuant to the 2005 Executive
Plan:

                                                         Weighted Average
                                                             Exercise
                                Options Outstanding       Price Per Option     Options Exercisable
                                -------------------     -------------------    -------------------
Outstanding at June 30, 2005                     --     $                --                     --
         Granted                          1,069,000                   24.49
         Forfeited                          (36,000)                  24.00
                                -------------------
Outstanding at June 30, 2006              1,033,000                   24.51                258,249
         Granted                             55,000                   24.47
         Expired or canceled                (12,750)                  24.00
         Forfeited                         (186,750)                  25.53
                                -------------------
Outstanding at June 30, 2007                888,500     $             24.30                525,139
                                ===================

      The following table sets forth certain information as of June 30, 2007:

                                      Options Outstanding                                       Options Exercisable
                    ------------------------------------------------------    ------------------------------------------------------
                                   Weighted      Weighted                                    Weighted      Weighted
                                    Average       Average       Aggregate                     Average       Average       Aggregate
Range of Exercise     Options      Remaining     Exercise       Intrinsic       Options      Remaining     Exercise       Intrinsic
      Prices        Outstanding      Life          Price       Value (000)    Exercisable      Life          Price       Value (000)
-----------------   -----------   -----------   -----------    -----------    -----------   -----------   -----------    -----------
$24.00 - $30.18         888,500          8.41   $     24.30    $     1,217        525,139          8.38   $     24.36    $       688
                    ===========   ===========   ===========    ===========    ===========   ===========   ===========    ===========

      (f) NON-EMPLOYEE DIRECTORS' STOCK OPTION PLANS

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

      The maximum term for all options under both plans (the "Directors' Plans")
is ten years. The weighted-average fair value per share of options granted under the 1995 Directors'  Plans during the fiscal years ended June 30, 2007, 2006 and
2005 was $7.61, $7.96 and $5.94, respectively.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The following  table  summarizes  transactions  pursuant to the Directors'
Plans:

                                                         Weighted Average
                                                             Exercise
                                Options Outstanding       Price Per Option     Options Exercisable
                                -------------------     -------------------    -------------------
Outstanding at June 30, 2004                 84,000     $             10.35                 60,000
         Granted                              6,000                   22.70
         Expired or canceled                 (9,981)                   7.82
         Exercised                          (47,019)                   8.82
                                -------------------
Outstanding at June 30, 2005                 33,000                   15.53                 19,000
         Granted                             60,000                   25.77
                                -------------------
Outstanding at June 30, 2006                 93,000                   22.14                 40,000
         Granted                             25,000                   24.97
                                -------------------
Outstanding at June 30, 2007                118,000     $             22.74                 66,000
                                ===================

      The following table sets forth certain information as of June 30, 2007:

                                      Options Outstanding                                       Options Exercisable
                    ------------------------------------------------------    ------------------------------------------------------
                                   Weighted      Weighted                                    Weighted      Weighted
                                    Average       Average       Aggregate                     Average       Average       Aggregate
Range of Exercise     Options      Remaining     Exercise       Intrinsic       Options      Remaining     Exercise       Intrinsic
      Prices        Outstanding      Life          Price       Value (000)    Exercisable      Life          Price       Value (000)
-----------------   -----------   -----------   -----------    -----------    -----------   -----------   -----------    -----------
$ 10.01 - $15.00         15,000          2.60   $     12.50    $       198         15,000          2.60   $     12.50    $       198
$ 15.01 - $20.00         12,000          6.70         15.74            119         12,000          6.70         15.74            119
$ 20.01 - $25.00         36,000          8.28         23.49             78         19,000          7.80         23.05             50
$ 25.01 - $30.87         55,000          8.69         26.56             --         20,000          8.36         27.09             --
                    -----------   -----------   -----------    -----------    -----------   -----------   -----------    -----------
                        118,000          7.59   $     22.74    $       395         66,000          6.59   $     20.57    $       366
                    ===========   ===========   ===========    ===========    ===========   ===========   ===========    ===========

      (g) SHARE-BASED COMPENSATION

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

      The following table  summarizes key assumptions  regarding the granting of stock options.  As permitted by SFAS 123 and SFAS 123-R,  the fair value of each employee stock option is estimated on the date of grant using the  Black-Scholes option  pricing model with the  significant  assumptions  noted in the following table. Expected volatilities are based on historical volatility of the Company's common stock using average daily closing prices as reported by the Nasdaq Global
Select Market,  and other  factors.  The Company uses both  historical  data and prospective trends to estimate option exercises and employee terminations within the valuation model; separate groups of employees that have disimilar historical exercise behavior are considered separately for valuation purposes. The expected term of options  granted  represents the period of time that options granted are expected to be  outstanding;  the  information  given below results from certain groups of  employees  exhibiting  different  behavior.  The  risk-free  rate for periods  within  the  contractual  life  of the  option  is  based  on the  U.S.
Treasury's yield curve in effect at the time of grant.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              For the Year Ended June 30,
                                       -----------------------------------------
                                         2007            2006            2005
                                       ---------       ---------       ---------
Weighted average of grants awarded:

Volatility                               32.3%           32.0%           31.8%
Risk free interest rate                   4.5%            4.4%            3.7%
Expected dividend yield                     0%              0%              0%
Expected term (in years)               4.2 years       3.0 years       4.0 years

      The  Company  recognized  $4.2  million  and $3.3  million  ($3.0 and $2.4 million  net of income  taxes) in stock  option  compensation  during the fiscal years ended June 30, 2007 and 2006, respectively.  In December 2006, the Company changed the method to calculate stock option  volatility  based on closing stock price in accordance with SFAS No. 123R, "SHARE BASED PAYMENTS." In addition, the
Company  revised the estimate of fair value for certain awards granted in fiscal
2006 under the  Company's  2005 stock  option plans to reflect the date the 2005 plans were approved by the Company's  shareholders.  The additional expense from these actions,  $0.5 million  recognized in the Company's  results of operations for the year ended June 30, 2007 is not material to the prior year's  results of operations, nor is it material to the current year's results of operations.

      The following table  illustrates the effect on net income and earnings per share as if the Company had applied  the fair value  recognition  provisions  of
SFAS  123 to  share-based  compensation  prior  to the  adoption  of SFAS  123-R effective July 1, 2005. However,  no share-based  compensation was recognized in the financial statements during that period pursuant to APB 25.

                                                         For the Year Ended June 30,
                                                  -----------------------------------------
                                                    2007            2006            2005
                                                  ---------       ---------       ---------
Net income, as reported                           $   7,639       $  10,348       $  25,591
Less:
   Stock-based compensation - fair value
   measurement prior to adoption of SFAS 123-R           --              --          (1,691)
                                                  ---------       ---------       ---------
Net income, pro forma                                 7,639          10,348          23,900
Preferred stock dividends                                --              --            (182)
                                                  ---------       ---------       ---------
Net income available to
    common shareholders - pro forma               $   7,639       $  10,348       $  23,718
                                                  =========       =========       =========

Basic income per share - reported                 $    0.49       $    0.67       $    1.98
                                                  =========       =========       =========
Basic income per share - pro forma                $    0.49       $    0.67       $    1.85
                                                  =========       =========       =========

Diluted income per share - reported               $    0.48       $    0.65       $    1.79
                                                  =========       =========       =========
Diluted income per share - pro forma              $    0.48       $    0.65       $    1.67
                                                  =========       =========       =========

      A  summary  of  the  Company's   nonvested   options   granted  under  the
aforementioned  plans as of June 30, 2007 and changes  during the 12 months then ended, is presented as follows:

                                                             Weighted Average
                                              Shares       Grant-Date Fair Value
                                              ------       ---------------------
Nonvested as of June 30, 2006                1,081,363          $     8.52
Granted                                         80,000                7.94
Vested during the year                        (464,283)               8.02
Forfeited                                     (213,919)               8.59
                                            ----------          ----------
Nonvested as of June 30, 2007                  483,161          $     8.87
                                            ==========          ==========

      The aggregate  intrinsic value of options exercised during the years ended
June 30, 2007,  2006 and 2004 was $3.6  million,  $4.5 million and $7.2 million, respectively.  As of June 30, 2007, there was $4.2 million of total unrecognized compensation  cost related to nonvested  share-based  compensation  arrangements granted under the aforementioned plans, which will be recognized over a weighted average life of 1.4 years.

      Shares  issued upon  exercise of vested stock  options are issued from our authorized common stock pool.

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10 - EARNINGS PER SHARE

      The  Company  calculates   earnings  per  share  in  accordance  with  the
requirements of SFAS No. 128,  "EARNINGS PER SHARE" ("SFAS 128").  The following table  presents the Company's net income  available to common  shareholders  and income per share, basic and diluted:

                                                      For the Year Ended June 30,
                                               -----------------------------------------
                                                 2007            2006            2005
                                               ---------       ---------       ---------
Net income                                     $   7,639       $  10,348       $  25,591

Redeemable preferred stock dividends                  --              --            (182)
                                               ---------       ---------       ---------
Net income-
    available to common shareholders           $   7,639       $  10,348       $  25,409
                                               =========       =========       =========

Weighted average outstanding shares of
    common stock:

Basic                                             15,593          15,427          12,808
Diluted                                           15,886          15,997          14,295

Earnings per basic share of common stock       $    0.49       $    0.67       $    1.98
                                               =========       =========       =========
Earnings per diluted share of common stock     $    0.48       $    0.65       $    1.79
                                               =========       =========       =========

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

                                                       2007      2006      2005
                                                      ------    ------    ------
Weighted average shares outstanding - basic           15,593    15,427    12,808

Outstanding options and warrants to purchase
  shares of common stock - remaining shares
  after assuming repurchase with proceeds
  from exercise                                          293       570     1,487
                                                      ------    ------    ------

Weighted average shares outstanding - diluted         15,886    15,997    14,295
                                                      ======    ======    ======

      During the year ended June 30, 2007, 2006 and 2005, the Company excluded the equivalent shares listed in the table below as these options and warrants to purchase common stock were anti-dilutive.

      The  following  table lists  options and  warrants  outstanding  as of the periods shown which were not included in the  computation of diluted EPS because the options and  warrants  exercise  price was greater  than the average  market price of the common shares:

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          As of June 30,
                                                   -----------------------------
 Range of Exercise Prices                            2007       2006       2005
 ------------------------                          -------    -------    -------
    $ 10.01 - $15.00                                    --         --         --
    $ 15.01 - $20.00                                    --         --         --
    $ 20.01 - $25.00                                    --         --    295,000
    $ 25.01 - $30.87                               342,482    132,000         --
                                                   -------    -------    -------
                                                   342,482    132,000    295,000
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

                                                              As of June 30,
                                                          ---------------------
                                                            2007         2006
                                                          --------     --------
Deferred tax assets:
Current
         Allowance for doubtful accounts                  $    783     $    998
         Other                                                  --          133
         Net operating loss carryforwards                    7,481        7,467
                                                          --------     --------
                                                             8,264        8,598
                                                          --------     --------
Non-current
         Intangible assets                                   1,685        1,298
         Other                                               2,351        1,003
         Net operating loss carryforwards                   27,667       32,549
                                                          --------     --------
                                                            31,703       34,850
                                                          --------     --------
Total deferred tax assets                                   39,967       43,448
                                                          --------     --------
Deferred tax liabilities:
Non-current
         Goodwill                                           (4,565)      (3,778)
         Fixed assets                                      (23,325)     (22,265)
                                                          --------     --------
Total deferred tax liabilities                             (27,890)     (26,043)
                                                          --------     --------
Net deferred tax assets                                   $ 12,077     $ 17,405
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

      However,  as of  June  30,  2005,  after  consideration  of all  available positive and negative  evidence,  it was  concluded  that the deferred tax asset relating to the Company's net operating loss carryforwards will more likely than not be realized in the future. Thus, the entire valuation allowance was reversed and  reported  as a  component  of the  fiscal  2005  income tax  provision.  In considering  whether or not a valuation  allowance was  appropriate  at June 30,
2007 and 2006,  the  Company  considered  several  aspects,  including,  but not limited to the following items:

o     Cumulative  pretax book income  during the three years ended June 30, 2007 and 2006.

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

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

o     Future reversals of taxable temporary differences

o     Tax planning strategies

      As of June 30,  2007,  the Company  evaluated  and,  in the  future,  will continue to evaluate  whether or not its net  deferred  tax assets will be fully realized prior to expiration. In order to utilize the entire deferred tax asset, the Company will need to generate taxable income of approximately  $102 million.
Should it become more likely than not that all or a portion of the net  deferred tax assets will not be realized, a valuation allowance will be recorded.

      As of June 30, 2007, the Company had net operating loss  carryforwards for federal income tax purposes of approximately  $91 million and for state purposes in varying amounts.  The federal net operating loss carryforwards expire through
June 2025 as follows:

           Year of Expiration
           ------------------
               2008-2012                           $    --
               2013-2017                             4,069
               2018-2022                            69,775
               Thereafter                           16,998
                                                   -------
                                                   $90,842
                                                   =======

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

      The significant components for income taxes attributable to continuing operations for the years ended June 30, 2007, 2006, and 2005 were as follows:

                                                      2007         2006         2005
                                                    --------     --------     --------
Current
    Federal                                         $    141     $    155     $     --
    State                                                139          116           80
                                                    --------     --------     --------
Total - Current                                     $    280     $    271     $     80
                                                    ========     ========     ========
Deferred
    Federal                                         $  5,547     $  5,991     $(16,397)
    State                                              1,066        1,079       (3,241)
                                                    --------     --------     --------
Total - Deferred                                    $  6,613     $  7,070     $(19,638)
                                                    --------     --------     --------
  Total                                             $  6,893     $  7,341     $(19,558)
                                                    ========     ========     ========

      The  income  tax  provision  differs  from that which  would  result  from applying the U.S. statutory income tax rate of 35% as follows:

Tax at U.S. statutory rate                          $  5,086    $  6,191        2,112
State taxes, net of federal benefit                      635         761          301
Non-deductible items                                     377         477          445
Expiring State net operating loss carry forwards         619          --           --
Other                                                    176         (88)          --
Change in valuation allowance                             --          --      (22,416)
                                                    --------    --------     --------
                                                    $  6,893    $  7,341     $(19,558)
                                                    ========    ========     ========

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      The change in the net deferred tax valuation  allowance of $22,416  during the year  ended  June 30,  2005 is net of $268 tax  impact of the  disqualifying dispositions of incentive stock options reflected as additional paid-in capital.
In  addition,  during  the year  ended  June 30,  2005,  the tax  impact  of the
disqualifying   dispositions   of  incentive   stock  options  and  exercise  of
non-qualified  stock options reflected as additional  paid-in capital was $2,812 recorded as additional paid-in capital.  During the year ended June 30, 2006 and
2007,  the Company  recorded  $1,756 and $1,285 as  additional  paid-in  capital representing  the excess of the tax benefit  associated  with the  disqualifying disposition  of  incentive  stock  options and exercise of  non-qualified  stock options over the tax deduction from  compensation  expense  recognized for those options.

NOTE 12 - LEASE COMMITMENTS

      The Company leases office equipment, trucks and warehouse/depot and office facilities  under  operating  leases that expire at various  dates  through June
2012.  Primarily  all  of  the  facility  leases  contain  renewal  options  and escalations  for real estate taxes,  common  charges,  etc. Future minimum lease payments under non-cancelable  operating leases (that have initial noncancelable lease terms in excess of one year) are as follows:

           Year Ending June 30,
           --------------------
                   2008                            $ 5,916
                   2009                              4,893
                   2010                              3,963
                   2011                              2,324
                   2012                                974
                Thereafter                             493
                                                   -------
                                                   $18,563
                                                   =======

      Total   rental   costs   under   non-cancelable   operating   leases  were
approximately $6,701, $5,936 and $5,650 in 2007, 2006 and 2005, respectively.

      As of June 30, 2007, the Company has 357 vehicles  classified as operating leases with a  transportation  company,  under  individual lease agreements with terms ranging generally from five to six years.

NOTE 13 - CONCENTRATION OF CREDIT AND BUSINESS RISKS

      The  Company's  business  activity is with  customers  located  within the
United  States.  For each of the  years  ended  June 30,  2007,  2006 and  2005, virtually  all the  Company's  sales were to  customers in the food and beverage industry.

      There were no customers  that accounted for greater than 5% of total sales for each of the three years ended June 30,  2007,  nor were there any  customers that accounted for greater than 5% of total accounts receivable at June 30, 2007 or 2006.

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

                          NOTES TO FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15 - RELATED PARTY TRANSACTIONS

      Robert L. Frome, a Director of the Company, is a member of the law firm of
Olshan Grundman Frome Rosenzweig & Wolosky LLP, which law firm has been retained by the  Company.  Fees paid by the Company to such law firm during  fiscal 2007,
2006 and 2005, were $122, $125 and $631, respectively.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

      (a)   Cash and cash equivalents, accounts receivable and accounts payable and accrued expenses:

            The carrying amounts approximate fair value due to the short maturity of these instruments.

      (b)   Long-term debt:

      The fair value of the Company's long-term debt has been estimated based on the  current  rates  offered  to the  Company  for  debt of the  same  remaining maturities.

      The  carrying   amounts  and  fair  values  of  the  Company's   financial
instruments are as follows:

                                                                As of June 30,
                                                              ------------------
                                                                2007       2006
                                                              -------    -------
Cash and cash equivalents                                     $   343    $   341
Accounts receivable                                            11,823     12,955
Accounts payable and accrued expenses                          11,636     12,451
Long-term debt                                                 34,750     35,450
Fair value of swap - asset                                        108        291

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                              1st Quarter           2nd Quarter           3rd Quarter           4th Quarter
                           ------------------    ------------------    ------------------    ------------------
                            2007       2006       2007       2006       2007       2006       2007       2006
                           -------    -------    -------    -------    -------    -------    -------    -------
Total revenues             $32,356    $27,865    $31,961    $28,753    $31,914    $29,197    $33,897    $30,381
Gross profit                17,579     15,202     16,215     15,872     16,187     15,593     17,599     17,046
Operating income             5,735      5,008      2,942      4,746      2,555      4,189      5,508      5,558
Net income                   2,519      2,955      1,383      2,639      1,111      2,180      2,626      2,574

Earnings per share (a):
   Basic                   $  0.16    $  0.19    $  0.09    $  0.17    $  0.07    $  0.14    $  0.17    $  0.17
   Diluted                 $  0.16    $  0.19    $  0.09    $  0.17    $  0.07    $  0.14    $  0.17    $  0.16

      (a) Per common share  amounts for the quarters  have each been  calculated separately.  Accordingly,  quarterly  amounts may not add to total year earnings per share because of differences in the average common shares outstanding during each period.

      In December 2006, the Company changed the method to calculate stock option volatility  based on closing  stock price in  accordance  with SFAS No. 123R. In addition,  the  Company  revised the  estimate of fair value for certain  awards granted in fiscal 2006 under the  Company's  2005 stock  option plans to reflect the date  the 2005  plans  were  approved  by the  Company's  shareholders.  The additional expense from these actions,  $0.5 million recognized in the Company's results of operations  for the three months ended  December 31, 2006 (the second fiscal  quarter of 2007),  is not material to the results of operations  for the fiscal years ended June 30, 2007 and 2006.

                                   NUCO2 INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                  IN THOUSANDS

                                          Column B                     Column C - Additions            Column D        Column E
                                          --------                     --------------------            --------        --------
                                    Balance at beginning    Charge to costs and    Charged to other                Balance at end of
                                          of period              expenses              accounts       Deductions        period
                                    --------------------    -------------------    ----------------   ----------   -----------------
Year ended June 30, 2005
   Allowance for doubtful accounts     $        2,095          $          595       $         --      $      840    $        1,850
Year ended June 30, 2006
   Allowance for doubtful accounts     $        1,850          $          908       $         --      $      220    $        2,538
Year ended June 30, 2007
   Allowance for doubtful accounts     $        2,538          $        1,816       $         --      $    3,350    $        1,004

      As part of the ongoing evaluation of its trade receivables and collections from its customers  during the year ended June 30, 2007, the Company  determined that  tank  billings  to  delinquent  customers  should  be  recorded  on a cash recognition  basis. As a result,  the accounts  receivable related to these tank billings  have been  written off and are no longer  included in gross  accounts receivable  or the  related  allowance  for  doubtful  accounts.  Such change is immaterial to the Company's revenues and statement of income.

