Form 10-Q
period 2007-09-30
NUCO2 INC /FL
filed 2007-11-09
CIK 947577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 2007

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                       to
                               ---------------------    ---------------------

                         Commission file number 0-27378

                                   NUCO2 INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Florida                                     65-0180800
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

2800 SE Market Place, Stuart, FL                                34997
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

Large Accelerated Filer / /   Accelerated Filer /X/   Non-Accelerated Filer / /

      Indicate by check X whether the  registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes / /  No /X/

      Indicate the number of shares  outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      Class               Outstanding at September 30, 2007
                      -----               ---------------------------------
          Common Stock, $.001 par value           14,762,969 shares

                                   NUCO2 INC.

                                      INDEX

          PART I.      FINANCIAL INFORMATION

          ITEM 1.      FINANCIAL STATEMENTS

                       Balance Sheets as of September 30, 2007
                          (unaudited) and June 30, 2007                   3

                       Statements of Income for the Three Months
                          Ended September 30, 2007 (unaudited) and
                          September 30, 2006 (unaudited)                  4

                       Statement of Shareholders' Equity for the
                          Three Months Ended September 30, 2007
                          (unaudited)                                     5

                       Statements of Cash Flows for the Three Months
                          Ended September 30, 2007 (unaudited) and
                          September 30, 2006  (unaudited)                 7

                       Notes to Financial Statements                      9

          ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF
                          OPERATIONS                                     13

          ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES          20
                          ABOUT MARKET RISK

          ITEM 4.      CONTROLS AND PROCEDURES                           21

          PART II.     OTHER INFORMATION

          ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND
                          USE OF PROCEEDS                                21

          ITEM 6.      EXHIBITS                                          22

          SIGNATURES                                                     23

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                              NUCO2 INC.
                                            BALANCE SHEETS
                                 (In thousands, except share amounts)

                                                ASSETS
                                                ------

                                                                September 30, 2007       June 30, 2007
                                                                ------------------       -------------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents                                         $     246              $     343
  Trade accounts receivable; net of allowance for doubtful
    accounts of $735 and $1,004, respectively                          12,130                 11,823
  Inventories                                                             320                    297
  Prepaid insurance expense and deposits                                3,416                  3,121
  Prepaid expenses and other current assets                             1,095                  1,412
  Deferred tax assets - current portion                                 8,262                  8,264
                                                                    ---------              ---------
    Total current assets                                               25,469                 25,260
                                                                    ---------              ---------

Property and equipment, net                                           121,764                122,364
                                                                    ---------              ---------

Goodwill, net                                                          25,909                 25,909
Deferred financing costs, net                                             232                    254
Customer lists, net                                                     6,354                  6,761
Non-competition agreements, net                                           365                    512
Deferred lease acquisition costs, net                                   5,788                  5,744
Deferred tax assets, net                                                1,970                  3,813
Other                                                                     225                    221
                                                                    ---------              ---------
                                                                       40,843                 43,214
                                                                    ---------              ---------
    Total assets                                                    $ 188,076              $ 190,838
                                                                    =========              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Accounts payable                                                  $   8,225              $   6,061
  Accrued expenses                                                      1,854                  2,043
  Accrued insurance                                                     1,026                  1,054
  Accrued interest                                                        120                    121
  Accrued payroll                                                       2,095                  2,357
  Other current liabilities                                               429                    314
                                                                    ---------              ---------
    Total current liabilities                                          13,749                 11,950

Long-term debt                                                         33,000                 34,750
Customer deposits                                                       4,270                  4,246
                                                                    ---------              ---------
    Total liabilities                                                  51,019                 50,946
                                                                    ---------              ---------

Commitments and contingencies
Shareholders' equity:
  Common stock; par value $.001 per share; 30,000,000
    shares authorized; issued 15,958,573 shares at
    September 30, 2007 and 15,921,066 shares at
    June 30, 2007                                                          16                     16
  Additional paid-in capital                                          176,191                174,831
  Less treasury stock at cost; 1,195,604 shares at
    September 30, 2007 and 921,409 shares at June 30, 2007            (30,018)               (22,937)
  Accumulated deficit                                                  (9,136)               (12,126)
  Accumulated other comprehensive income                                    4                    108
                                                                    ---------              ---------
    Total shareholders' equity                                        137,057                139,892
                                                                    ---------              ---------
      Total liabilities and shareholders' equity                    $ 188,076              $ 190,838
                                                                    =========              =========

See accompanying notes to financial statements.

                                           NUCO2 INC.
                                      STATEMENTS OF INCOME
                            (In thousands, except per share amounts)
                                          (UNAUDITED)

                                                               Three Months Ended September 30,
                                                               --------------------------------
                                                                  2007                  2006
                                                                  ----                  ----
Revenues:
  Product sales                                                 $23,393                $21,551
  Equipment rentals                                              11,540                 10,805
                                                                -------                -------

Total revenues                                                   34,933                 32,356
                                                                -------                -------

Costs and expenses:
  Cost of products sold, excluding
    depreciation and amortization                                14,532                 13,986
  Cost of equipment rentals, excluding depreciation
    and amortization                                              2,132                    791
  Selling, general and administrative expenses                    6,370                  6,557
  Depreciation and amortization                                   5,023                  4,845
  Loss on asset disposal                                            946                    442
                                                                -------                -------
                                                                 29,003                 26,621
                                                                -------                -------

Operating income                                                  5,930                  5,735
Interest expense                                                    580                    576
                                                                -------                -------

Income before provision for income taxes                          5,350                  5,159
Provision for income taxes                                        2,360                  2,640
                                                                -------                -------

Net income                                                      $ 2,990                $ 2,519
                                                                =======                =======

Weighted average outstanding shares of common stock:
  Basic                                                          14,843                 15,675
                                                                =======                =======
  Diluted                                                        15,172                 16,042
                                                                =======                =======

Net income per basic share                                      $  0.20                $  0.16
                                                                =======                =======
Net income per diluted share                                    $  0.20                $  0.16
                                                                =======                =======

See accompanying notes to financial statements.

                                                        NUCO2 INC.
                                            STATEMENT OF SHAREHOLDERS' EQUITY
                                           (In thousands, except share amounts)
                                                       (UNAUDITED)

                                                           Common Stock         Additional          Treasury Stock
                                                      ----------------------     Paid-In         ----------------------
                                                         Shares     Amount       Capital           Shares     Amount
                                                      ----------  ----------    ----------       ----------  ----------
Balance, June 30, 2007                                15,921,066  $       16    $  174,831         921,409   $  (22,937)
Comprehensive income:
  Net income                                                --          --            --              --           --
  Other comprehensive income:
    Interest rate swap transaction                          --          --            --              --           --
Total comprehensive income

Share-based compensation                                    --          --             756            --           --
Excess tax benefits from share-based arrangements           --          --             242            --           --
Issuance of 37,507 shares of common stock -
   exercise of options                                    37,507        --             362            --           --
Purchase of treasury stock                                  --          --            --           274,195       (7,081)
                                                      ----------  ----------    ----------      ----------   ----------
Balance, September 30, 2007                           15,958,573  $       16    $  176,191       1,195,604   $  (30,018)
                                                      ==========  ==========    ==========      ==========   ==========

See accompanying notes to financial statements.

                                                  NUCO2 INC.
                                      STATEMENT OF SHAREHOLDERS' EQUITY
                                     (In thousands, except share amounts)
                                                 (UNAUDITED)

                                                                            Accumulated
                                                                                Other               Total
                                                         Accumulated        Comprehensive        Shareholders'
                                                           Deficit             Income              Equity
                                                         -----------        -------------        -------------
Balance, June 30, 2007                                   $ (12,126)           $     108            $ 139,892
Comprehensive income:
  Net income                                                 2,990                 --                  2,990
  Other comprehensive income:
    Interest rate swap transaction                            --                   (104)                (104)
                                                                                                   ---------
Total comprehensive income                                                                             2,886

Share-based compensation                                      --                   --                    756
Excess tax benefits from share-based arrangements             --                   --                    242
Issuance of 37,507 shares of common stock -
   exercise of options                                        --                   --                    362
Purchase of treasury stock                                    --                   --                 (7,081)
                                                         ---------            ---------            ---------
Balance, September 30, 2007                              $  (9,136)           $       4            $ 137,057
                                                         =========            =========            =========

See accompanying notes to financial statements.

                                                  NUCO2 INC.
                                           STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (UNAUDITED)

                                                                               Three Months Ended September 30,
                                                                               --------------------------------
                                                                                   2007              2006
                                                                                   ----              ----

Cash flows from operating activities:
Net income                                                                      $  2,990           $  2,519
     Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization of property and equipment              4,181              4,044
              Bad debt expense                                                       103                445
              Amortization of other assets                                           843                801
              Loss on asset disposal                                                 946                442
              Change in net deferred tax asset                                     2,086              2,609
              Share-based compensation                                               756                699
              Excess tax benefits from share-based arrangements                     (242)              (542)
              Changes in operating assets and liabilities:
                   Decrease (increase) in:
                        Trade accounts receivable                                   (410)            (2,731)
                        Inventories                                                  (23)               (15)
                        Prepaid insurance expense and deposits                      (295)             2,176
                        Prepaid expenses and other current assets                    214               (243)
                   Increase (decrease) in:
                        Accounts payable                                           2,163                302
                        Accrued expenses                                            (183)                78
                        Accrued insurance                                            (28)            (2,683)
                        Accrued payroll                                             (262)               612
                        Accrued interest                                              (1)               (23)
                        Other current liabilities                                    116                233
                        Customer deposits                                             23                112
                                                                                --------           --------

                   Net cash provided by operating activities                      12,979              8,835
                                                                                --------           --------

Cash flows from investing activities:
     Purchase of property and equipment                                           (4,319)            (7,693)
     Proceeds on sale of assets                                                       27                 14
     Increase in deferred lease acquisition costs                                   (553)              (619)
     Increase in other assets                                                         (4)                (4)
                                                                                --------           --------

                   Net cash used in investing activities                        $ (4,849)          $ (8,302)
                                                                                --------           --------

See accompanying notes to financial statements.

                                          NUCO2 INC.
                                   STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                         (Continued)

                                                            Three Months Ended September 30,
                                                            --------------------------------
                                                                2007                  2006
                                                                ----                  ----
Cash flows from financing activities:
     Net proceeds from issuance of long-term debt             $ 3,550               $ 1,650
     Repayment of long-term debt                               (5,300)               (3,350)
     Purchase of treasury stock                                (7,081)                 --
     Exercise of options                                          362                   756
     Excess tax benefits from share-based arrangements            242                   542
                                                              -------               -------

          Net cash (used in) financing activities             $(8,227)              $  (402)
                                                              -------               -------

(Decrease) increase in cash and cash equivalents                  (97)                  131
Cash and cash equivalents, beginning of period                    343                   341
                                                              -------               -------

Cash and cash equivalents, end of period                      $   246               $   472
                                                              =======               =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:

          Interest                                            $   587               $   599
                                                              =======               =======
          Income taxes                                        $    51               $   272
                                                              =======               =======

See accompanying notes to financial statements.

                                   NUCO2 INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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

      The  financial  information  included in this report has been  prepared in conformity  with the  accounting  principles,  and  methods  of  applying  those accounting  principles,  reflected in the audited  financial  statements for the fiscal year ended June 30, 2007 of NuCO2 Inc. (the  "Company")  included in Form
10-K ("Form 10-K"), filed with the Securities and Exchange Commission.

      All adjustments (consisting of normal recurring adjustments) necessary for a fair  statement  of the results for the interim  periods  presented  have been recorded.  This quarterly report on Form 10-Q should be read in conjunction with the Company's  audited  financial  statements for the fiscal year ended June 30,
2007.  The results of operations for the periods  presented are not  necessarily indicative  of the results to be expected for the full fiscal year.  The Company anticipates  that reported  revenue will  fluctuate on a quarterly  basis due to seasonal  variations.  Based on historical data and expected trends, the Company anticipates  that  demand for the  delivery  of CO2 will be highest in the first fiscal quarter and lowest in the third fiscal quarter.

      Certain prior period  amounts have been  reclassified  to conform with the current year presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

      In February 2007, the Financial  Accounting Standard Board ("FASB") issued
Statement of Financial  Accounting  Standard  ("SFAS") No. 159,  "THE FAIR VALUE
OPTION FOR FINANCIAL  ASSETS AND FINANCIAL  LIABILITIES - INCLUDING AN AMENDMENT
OF FASB STATEMENT NO. 115" ("SFAS No. 159"),  which  provides  companies with an option to report selected financial assets and liabilities at their fair values.
The objective is to improve financial  reporting by providing  entities with the opportunity  to mitigate  volatility  in reported  earnings  caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is expected to expand the use of fair value
measurement,   which  is  consistent  with  the  FASB's  long-term   measurement
objectives for accounting  for financial  instruments.  SFAS No. 159 will become effective for the Company on July 1, 2008.

      In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS"
("SFAS No. 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures  regarding fair value measurements.  SFAS No.
157 is effective for fiscal years beginning after November 15, 2007. The Company is currently  evaluating what impact,  if any, the adoption of SFAS No. 157 will have on its financial condition, results of operations or cash flows.

      On September 13, 2006,  the  Securities  and Exchange  Commission  ("SEC")
issued Staff Accounting Bulletin No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR
MISSTATEMENTS   WHEN   QUALIFYING   MISSTATEMENTS   IN  CURRENT  YEAR  FINANCIAL
STATEMENTS"  ("SAB  108").  The  interpretations  in SAB 108 are being issued to address diversity in practice in quantifying  financial statement  misstatements and the potential under current practice for the build up of improper amounts on the  balance  sheet.  SAB 108 is  effective  for fiscal  years  beginning  after
November 15, 2006.  The Company is currently  evaluating  the impact of SAB 108;
however the Company  does not expect the impact to be material to its  financial position, results of operations or cash flows.

      In  July  2006,  the  FASB  issued   Interpretation  48,  "ACCOUNTING  FOR
UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN
No. 48"). FIN No. 48 clarifies the  accounting  for  uncertainty in income taxes recognized in an enterprise's  financial statements in accordance with SFAS 109.
FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial  statement  recognition and measurement of a tax position taken or expected  to be taken in a tax  return.  FIN No. 48 also  provides  guidance  on derecognition, classification, interest and penalties.

      The Company  adopted the  provisions of FIN No. 48 effective July 1, 2007.
The adoption of FIN No. 48 did not have a material impact on the Company,  as it had no uncertain tax positions recorded at June 30, 2007 or September 30, 2007.

      Please see the Company's  Form 10-K for a discussion of other  significant accounting policies.

NOTE 3 - EARNINGS PER SHARE AND OTHER COMPREHENSIVE INCOME

      (a) EARNINGS PER SHARE

      The  Company  calculates   earnings  per  share  in  accordance  with  the
requirements of SFAS No. 128,  "EARNINGS PER SHARE." The weighted average shares outstanding  used to  calculate  basic  and  diluted  earnings  per  share  were calculated as follows (in thousands):

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                           2007                  2006
                                                                       ------------          ----------

Weighted average shares outstanding - basic                               14,843                15,675
Outstanding options and warrants to purchase
   shares of common stock - remaining shares
   after assuming repurchase with proceeds from
   exercise                                                                  329                   367
                                                                          ------                ------

Weighted average shares outstanding - diluted                             15,172                16,042
                                                                          ======                ======

      (b) OTHER COMPREHENSIVE INCOME

      Comprehensive  income is defined as the change in equity (net assets) of a business  enterprise  during a period  from  transactions  and other  events and circumstances from non-owner sources,  and is comprised of net income and "other comprehensive  income."  The  components  of other  comprehensive  income are as follows for the periods presented (in thousands):

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                           2007                  2006
                                                                       ------------          ----------

Net Income                                                               $ 2,990               $ 2,519
Interest rate swap transaction (Note 4)                                     (104)                 (180)
                                                                         -------               -------

Comprehensive income                                                     $ 2,886               $ 2,339
                                                                         =======               =======

NOTE 4 - LONG TERM DEBT

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

                                       10

                 -----------------------------------------------------
                 Pricing                         Eurodollar  Base
                  Level   Consolidated Leverage     Rate       Rate
                                  Ratio             Loans     Loans
                 -----------------------------------------------------
                    I    Greater than or equal     2.000%     0.500%
                         to 2.50x
                 -----------------------------------------------------
                   II    Less than 2.50x but       1.750%     0.250%
                         greater than or equal
                         to 2.00x
                 -----------------------------------------------------
                   III   Less than 2.00x but       1.500%     0.000%
                         greater than or equal
                         to 1.50x
                 -----------------------------------------------------
                   IV    Less than 1.50x but       1.250%     0.000%
                         greater than or equal
                         to 0.50x
                 -----------------------------------------------------
                    V    Less than 0.50x           1.000%     0.000%
                 -----------------------------------------------------

      Interest  is payable  periodically  on  borrowings  under the 2005  Credit
Facility. The 2005 Credit Facility is uncollateralized. The Company is required, on a  quarterly  basis,  to assess and meet  certain  affirmative  and  negative covenants, including financial covenants. These financial covenants are based on a measure that is not consistent with accounting  principles  generally accepted in the United  States of America.  Such  measure is EBITDA (as  defined),  which represents earnings before interest,  taxes,  depreciation and amortization,  as further  modified  by certain  defined  adjustments.  The  failure to meet these covenants,  absent a waiver or amendment, would place the Company in default and cause the debt outstanding under the 2005 Credit Facility to immediately  become due and payable.  In connection  with the  Company's  share  repurchase  program announced  during the quarter ended March 31, 2007, the 2005 Credit Facility was amended to modify  certain  covenants.  The Company was in  compliance  with all covenants under the 2005 Credit Facility as of the first assessment date on June
30, 2005 and through September 30, 2007.

      As of September 30, 2007, a total of $33.0 million was  outstanding  under the 2005 Credit Facility, primarily consisting of Libor (Eurodollar Rate) loans, with a weighted average interest rate of 7.0% per annum.

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

      In order to reduce the  Company's  exposure  to  increases  in  Eurodollar rates, and consequently to increases in interest  payments,  the Company entered into an interest  rate swap  transaction  (the "2005  Swap"),  comprised  of two instruments  ("Swap A" and "Swap B"), on September  28, 2005,  with an effective date of October 3, 2005. Swap A, in the amount of $15.0 million (the "A Notional
Amount"),  matures on October 3, 2008 and Swap B, in the amount of $5.0  million
(the "B  Notional  Amount"),  matured on April 3, 2007.  Pursuant to Swap A, the
Company  currently  pays a fixed interest rate of 4.69% per annum and receives a
Eurodollar-based  floating  rate.  The  effect  of Swap A is to  neutralize  any changes in Eurodollar  rates on the A Notional  Amount.  The 2005 Swap meets the requirements  to be  designated  as a cash  flow  hedge  and is  deemed a highly effective  transaction.  Accordingly,  changes  in the fair  value of Swap A are recorded as other  comprehensive  income  (loss).  During the three months ended
September 30, 2007,  the Company  recorded a loss of $0.1 million,  representing the  change in fair value of Swap A from June 30,  2007  through  September  30,
2007, as other comprehensive loss (see Note 3(b)).

NOTE 5 - SHAREHOLDERS' EQUITY

      (a)  STOCK OPTION PLANS

      The Company recognized $0.8 million ($0.5 million, net of income taxes) in stock option  compensation  during the three months ended  September 30, 2007 as compared to $0.7 million  ($0.5  million,  net of income taxes) during the three months ended September 30, 2006.

      (b)  SHARE REPURCHASE PLAN

      On January 31,  2007,  the Company  publicly  announced  that its Board of
Directors  authorized  a share  repurchase  program  under which the Company may repurchase  up to $50 million of its common  shares  through  December 31, 2007.
During the quarter ended  September 30, 2007,  the Company  purchased a total of
274,195  common  shares at an average price of $25.83 per share for an aggregate purchase  price  of $7.1  million.  As of  September  30,  2007,  the  remaining authorized amount for share repurchases was $20.4 million.

      The share  repurchase  plan does not  obligate  the Company to acquire any particular amount of shares and may be suspended at any time.

NOTE 6 - INCOME TAXES

      The Company accounts for income taxes under SFAS No. 109,  "ACCOUNTING FOR
INCOME TAXES" ("SFAS 109"). Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary  differences between the carrying amounts of assets and  liabilities  for  financial  reporting  purposes  and the amounts used for income tax purposes.

      As of June 30, 2007, the Company had net operating loss  carryforwards for federal income tax purposes of approximately  $91 million and for state purposes in varying amounts,  expiring  through June 2025. The Company's  effective rate, exclusive of the impact of the net operating  loss  carryforwards  for the three months ended September 30, 2007, was approximately 44%. If an "ownership change"
for  federal  income tax  purposes  were to occur in the future,  the  Company's ability to use its  pre-ownership  change  federal and state net operating  loss carryforwards  (and  certain  built-in  losses,  if any)  would be subject to an annual  usage  limitation,  which under  certain  circumstances  may prevent the
Company  from  being able to  utilize a portion  of such loss  carryforwards  in future tax periods and may reduce its after-tax cash flow.

      During the three months ended  September  30, 2007,  the Company  recorded
$0.2 million as additional  paid-in capital  representing the excess tax benefit associated  with the  disqualifying  disposition of incentive  stock options and exercise of non-qualified stock options.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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
CAUTIONED THAT THESE  FORWARD-LOOKING  STATEMENTS ARE ONLY  PREDICTIONS  AND ARE
SUBJECT TO RISKS, UNCERTAINTIES,  AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.
THEREFORE,  ACTUAL  RESULTS  MAY  DIFFER  MATERIALLY  AND  ADVERSELY  FROM THOSE
EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

      We believe we are the  leading  supplier  of bulk CO2 systems and bulk CO2 for carbonating  fountain  beverages in the United States based on the number of bulk CO2 systems  leased to  customers  and the only  company in our industry to operate a national  network of bulk CO2 service  locations.  As of September 30,
2007, we operated a national  network of 128 service  locations (116  stationary and 12 mobile) servicing  approximately 115,600 customer locations in 45 states.
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

      We have entered into master service agreements which include 94 restaurant and convenience  store concepts that provide  fountain  beverages.  These master service  agreements  generally  provide  for a  commitment  on the  part  of the operator for all of its currently  owned  locations and may also include  future locations.  We  currently  service  approximately  57,700  chain and  franchisee locations  with  chains  that have  signed  master  service  agreements.  We are actively  working on  expanding  the number of master  service  agreements  with numerous restaurant chains.

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

GENERAL

      Substantially  all of our  revenues  have been  derived from the rental of bulk CO2 systems  installed at customers'  sites,  the sale of bulk CO2 and high pressure  cylinder  revenues.  Revenues  have grown from $72.3 million in fiscal
2002 to $130.1  million in fiscal  2007.  We believe  that our  revenue  base is stable due to the existence of long-term  contracts  with our  customers,  which generally  rollover with a limited number  expiring  without  renewal in any one year. Revenue growth is largely dependent on (1) the rate of new bulk CO2 system installations, (2) the growth in bulk CO2 sales and (3) price increases.

      Cost of  products  sold is  comprised  of  purchased  CO2 and  vehicle and service  location costs  associated  with the storage and delivery of CO2. As of
September  30, 2007,  we operated a total of 359  specialized  bulk CO2 delivery vehicles and technical  service  vehicles that logged  approximately  15 million miles over the last twelve months. While significant fluctuations in fuel prices impact our operating  costs,  such impact is largely  offset by fuel  surcharges billed to the majority of our customers.  Consequently,  while the impact on our gross profit and operating income is substantially mitigated, rising fuel prices do result in lower gross profit margins.  Cost of equipment rentals is comprised of costs  associated with customer  equipment  leases,  including the repair and refurbishment of leased assets.  Selling,  general and  administrative  expenses consist of wages and benefits,  dispatch and  communications  costs,  as well as expenses  associated  with  marketing,  administration,  accounting and employee training. Consistent with the capital intensive nature of our business, we incur
significant   depreciation  and  amortization  expenses.  These  stem  from  the
depreciation   of  our  bulk  CO2  systems  and  related   installation   costs,
amortization of deferred lease  acquisition  costs, and amortization of deferred financing costs and other intangible assets.  With respect to company-owned bulk
CO2  systems,   we  capitalize   direct   installation   costs  associated  with
installation of such systems with customers under  non-cancelable  contracts and which would not be incurred but for a successful  placement.  All other service, marketing and administrative costs are expensed as incurred.

      Since 1990, we have devoted significant  resources to building a sales and
marketing  organization,   adding  administrative  personnel  and  developing  a
national  infrastructure  to  support  the  rapid  growth  in the  number of our installed  base of bulk  CO2  systems.  The  costs  of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in an accumulated deficit of $9.1 million at September 30, 2007.

RESULTS OF OPERATIONS

The  following  table sets forth,  for the  periods  indicated,  the  percentage relationship which the various items bear to total revenues:

                                                        Three Months Ended September 30,
                                                        --------------------------------
Income Statement Data:                                      2007                  2006
                                                        ------------          ----------

Product sales                                                67.0%               66.6%
Equipment rentals                                            33.0                33.4
                                                             ----                ----
Total revenues                                              100.0               100.0

Cost of products sold, excluding
    depreciation and amortization                            41.6                43.2
Cost of equipment rentals, excluding
    depreciation and amortization                             6.1                 2.4
Selling, general and administrative expenses                 18.2                20.3
Depreciation and amortization                                14.4                15.0
Loss on asset disposal                                        2.7                 1.4
                                                             ----                ----
Operating income                                             17.0                17.7
Interest expense                                              1.7                 1.8
                                                             ----                ----

Income before income taxes                                   15.3                15.9
Provision for income taxes                                    6.8                 8.2
                                                             ----                ----
Net income                                                    8.6%                7.8%
                                                             ====                ====

THREE  MONTHS  ENDED  SEPTEMBER  30, 2007  COMPARED TO THE THREE  MONTHS ENDED
SEPTEMBER 30, 2006

TOTAL REVENUES

      Total revenues  increased by $2.6 million,  or 8.0%, from $32.4 million in
2006 to $34.9 million in 2007.  Revenues derived from our bulk CO2 service plans increased by $1.8 million,  primarily due to pricing initiatives and an increase in the number of customer locations serviced.  Revenues derived from the sale of high pressure cylinder products, fuel surcharges,  and equipment sales increased by $0.8  million.  The number of customer  locations  utilizing our products and
services  increased  from  approximately   114,300  at  September  30,  2006  to
approximately 115,600 at September 30, 2007, due primarily to organic growth.

      The following table sets forth, for the periods indicated,  the percentage of total revenues by service plan:

                                                        Three Months Ended September 30,
                                                        --------------------------------
Service Plan:                                               2007                  2006
                                                        ------------          ----------

Bulk budget plan(1)                                          49.0%                52.0%
Equipment lease/product purchase plan(2)                     20.0                 18.3
Product purchase plan(3)                                     10.9                 10.6
High pressure cylinder(4)                                     5.4                  5.1
Other revenues(5)                                            14.7                 14.0
                                                            -----                -----
                                                            100.0%               100.0%
                                                            =====                =====

(1) Combined fee for bulk CO2 tank and bulk CO2.

(2) Fee for bulk CO2 tank and, separately, bulk CO2 usage.

(3) Bulk CO2 only.

(4) High pressure CO2 cylinders and non-CO2 gases.

(5) Surcharges and other charges.

      PRODUCT  SALES - Revenues  derived from the product  sales  portion of our service plans increased by $1.8 million,  or 8.5%, from $21.6 million in 2006 to
$23.4  million in 2007.  The  increase in revenues  is  primarily  due to a 2.4%
increase  in the  average  number of  customer  locations  serviced  and pricing initiatives.  In addition,  sales of products  and services  other than bulk CO2 increased by $0.8  million due in large part to an increase in revenues  derived from cylinder products, fuel surcharges, equipment sales, and other revenues.

      EQUIPMENT RENTALS - Revenues derived from the lease portion of our service plans  increased by $0.7 million,  or 6.8%,  from $10.8 million in 2006 to $11.5 million in 2007,  primarily  due to a 3.3%  increase  in the  average  number of customer  locations  leasing  equipment  from us,  including the impact of price increases to a significant number of our customers  consistent with the Consumer
Price Index, partially offset by incentive pricing provided to multiple national restaurant  organizations utilizing our equipment under the bulk budget plan and equipment  lease/product  purchase plans pursuant to master service  agreements.
The number of  customer  locations  renting  equipment  from us  increased  from approximately  94,000 at September 30, 2006 to approximately 96,000 at September
30, 2007.

COST OF PRODUCTS SOLD, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost of products sold, excluding depreciation and amortization,  increased from $14.0  million  in 2006 to $14.5  million in 2007,  while  decreasing  as a percentage of product sales revenue from 64.9% to 62.1%.

      Raw product costs increased by $0.4 million,  from $5.6 million in 2006 to
$6.0 million in 2007, due in large part to a $0.2 million increase in CO2 costs.
The volume of CO2 sold by us increased 4.1%, primarily due to a 2.4% increase in our average customer base, and an increase in usage of 1.1%.

      Operational  costs,  primarily  wages  and  benefits  related  to  cost of products  sold,  increased  from $5.3  million in 2006 to $5.4  million in 2007, primarily due to increased  personnel costs associated with a slight increase in our customer base.

      Truck  delivery  expenses  increased  from  $2.2  million  in 2006 to $2.3 million in 2007 primarily due to the increased  customer base and fuel costs. We have been able to continue to minimize  the impact of  increased  fuel costs and variable  lease  costs  associated  with truck  usage by  continuing  to improve efficiencies in the timing and routing of deliveries. During the last six months of fiscal 2007, we implemented a new routing routine at select  locations across the country.  The full  implementation of "alpha routing" will be systematically implemented through the end of fiscal 2008.

      Occupancy  and  shop  costs  related  to cost of  products  sold  remained consistent at $0.9 million in both 2006 and 2007.

COST OF EQUIPMENT RENTALS, EXCLUDING DEPRECIATION AND AMORTIZATION

      Cost  of  equipment  rentals,  excluding  depreciation  and  amortization, increased from $0.8 million in 2006 to $2.1 million in 2007, while increasing as a percentage of equipment rentals revenue from 7.3% to 18.5%.  During the second fiscal  quarter of 2007, we made a strategic  decision to be more selective with customer  activations on a going forward basis,  while  improving both operating and customer service metrics. As part of this decision, rather than reducing the number of technicians, we have increased our emphasis on the assessment, upgrade and  service of our bulk CO2 tanks at  customer  sites.  To the degree  that our installers and other personnel are involved in such  activities,  as compared to initial  installation of tanks at customer sites, which consumed the substantial majority of our  technicians'  efforts over the past several years,  the related expense is recognized in our statement of income as incurred.  We are continuing to increase  capacity to repair and service  tanks,  which is expected to reduce our need to purchase  new tanks.  Tank repair and service  costs are expensed as incurred as compared to the purchase of a tank, which is capitalized at cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling,  general and  administrative  expenses  decreased by $0.2 million from  $6.6  million  in 2006 to $6.4  million  in 2007,  while  decreasing  as a percentage of total revenues from 20.3% in 2006 to 18.2% in 2007.

      Selling related expenses  decreased by $0.3 million,  from $1.4 million in
2006 to $1.1  million in 2007.  In January  2007,  as part of our new  strategic growth  plan,  we reduced our sales force by 14  associates.  We expect the full impact of this reduction to be fully seen throughout fiscal 2008.

      General and administrative  expenses  increased by $0.1 million,  or 1.9%, from $5.2  million in 2006 to $5.3 million in 2007.  This  increase is primarily due to an increase of $0.4  million in accrued  wages  related to a  performance incentive  program  offset  primarily  by a decrease in bad debt expense of $0.3 million due to improved collections experience over the last nine months.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  increased from $4.8 million in 2006 to $5.0
million  in  2007.  As  a  percentage  of  total  revenues,   depreciation   and
amortization expense decreased from 15.0% in 2006 to 14.4% in 2007.

      Depreciation  expense  increased from $4.0 million in 2006 to $4.2 million in 2007, decreasing as a percentage of revenues from 12.5% to 12.0%.

      Amortization  expense remained consistent at $0.8 million in both 2006 and
2007.

LOSS ON ASSET DISPOSAL

      Loss on asset disposal increased from $0.4 million in 2006 to $0.9 million in 2007,  increasing as a percentage of total  revenues from 1.4% to 2.7%.  This increase is primarily due to the write-off of deferred lease  acquisition  costs and soft costs associated with customer attrition.

OPERATING INCOME

      For the reasons previously  discussed,  operating income increased by $0.2 million from $5.7 million in 2006 to $5.9  million in 2007.  As a percentage  of total revenues, operating income decreased from 17.7% to 17.0%.

INTEREST EXPENSE

      Interest  expense  remained  consistent  at $0.6  million in both 2006 and
2007,  while  the  effective  interest  rate of our debt was 6.6% for the  three months ended  September  2006 and 6.8% for the three months ended  September 30,
2007. See "Quantitative and Qualitative Disclosures About Market Risk."

INCOME BEFORE PROVISION FOR INCOME TAXES

      Primarily,  for the reasons  described above,  income before provision for income taxes  increased by $0.2 million,  or 3.7%,  from $5.2 million in 2006 to
$5.4 million in 2007.

PROVISION FOR INCOME TAXES

      During the three months ended September 30, 2006 and 2007, we recognized a tax  provision  consistent  with  our  effective  tax  rate.  However,  while we anticipate  continuing to recognize a full tax provision in future  periods,  we expect  to pay only AMT and  state/local  taxes  until  such  time  that our net operating  loss  carryforwards  are fully  utilized.  Our effective rate for the three months ended  September 30, 2007 was 44%, as compared to 51% for the three months ended  September  30, 2006.  Affecting  the tax rate for the three months ended  September 30, 2006 was  approximately  $0.5 million in income tax expense associated  with a decrease in state and local net operating loss  carryforwards expected to be  available  to offset  future  taxable  income.  Exclusive of the impact of the decrease in net operating loss  carryforwards,  the effective rate for the three months ended September 30, 2006 was 41%.

      As of June 30, 2007, we had net operating loss  carryforwards  for federal income tax  purposes of $91 million and for state  purposes in varying  amounts, expiring  through June 2025.  If an  "ownership  change" for federal  income tax purposes  were to occur in the  future,  our  ability  to use our  pre-ownership change federal and state net operating loss  carryforwards (and certain built in losses,  if any) would be subject to an annual  usage  limitation,  which  under certain  circumstances  may  prevent  us from being able to utilize a portion of such loss  carryforwards in future tax periods and may reduce our after-tax cash flow.

NET INCOME

      For the reasons described above, net income increased from $2.5 million in
2006 to $3.0 million in 2007.

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

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                            2007                  2006
                                                        ------------          ----------
Net income                                                $  2,990             $  2,519
Interest expense                                               580                  576
Depreciation and amortization                                5,023                4,845
Provision for income taxes                                   2,360                2,640
                                                          --------             --------
EBITDA                                                      10,953               10,580
Noncash option compensation                                    756                  699
                                                          --------             --------
EBITDA excluding the impact of option compensation        $ 11,709             $ 11,279
                                                          ========             ========

Cash flows provided by (used in):
  Operating activities                                    $ 12,979             $  8,835
  Investing activities                                    $ (4,849)            $ (8,302)
  Financing activities                                    $ (8,227)            $   (402)

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

      On January 29, 2007, our Board of Directors  authorized a share repurchase program  under which we may  repurchase  up to $50 million of our common  shares from  time to time in the open  market  through  December  31,  2007.  The share repurchase program commenced on February 5, 2007. The share repurchase plan does not obligate us to acquire any particular  amount of shares and may be suspended at any time.  During the quarter ended  September 30, 2007, we purchased a total of  274,195  common  shares  at an  average  price of  $25.83  per  share for an aggregate  purchase  price  of $7.1  million.  As of  September  30,  2007,  the remaining authorized amount for share repurchases was $20.4 million.

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

                                       18

                 -----------------------------------------------------
                 Pricing                         Eurodollar  Base
                  Level   Consolidated Leverage     Rate       Rate
                                  Ratio             Loans     Loans
                 -----------------------------------------------------
                    I    Greater than or equal     2.000%     0.500%
                         to 2.50x
                 -----------------------------------------------------
                   II    Less than 2.50x but       1.750%     0.250%
                         greater than or equal
                         to 2.00x
                 -----------------------------------------------------
                   III   Less than 2.00x but       1.500%     0.000%
                         greater than or equal
                         to 1.50x
                 -----------------------------------------------------
                   IV    Less than 1.50x but       1.250%     0.000%
                         greater than or equal
                         to 0.50x
                 -----------------------------------------------------
                    V    Less than 0.50x           1.000%     0.000%
                 -----------------------------------------------------

      Interest  is payable  periodically  on  borrowings  under the 2005  Credit
Facility. The 2005 Credit Facility is uncollateralized.  We are required to meet certain affirmative and negative covenants,  including financial  covenants.  We are required to assess our compliance with these  financial  covenants under the
2005 Credit Facility on a quarterly basis.  These financial  covenants are based on a  measure  that  is not  consistent  with  accounting  principles  generally accepted in the United  States of America.  Such measure is EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further  modified by certain defined  adjustments.  The failure to meet these covenants, absent a waiver or amendment, would place us in default and cause the debt outstanding  under the 2005 Credit Agreement to immediately  become due and payable.  In connection with our share repurchase  program  announced during the quarter  ended March 31,  2007,  the 2005 Credit  Facility was amended to modify certain  covenants.  We were in  compliance  with all  covenants  under the 2005
Credit Facility as of June 30, 2005 and all subsequent periods through September
30, 2007.

      As of  September  30,  2007,  a total of  $33.0  million  was  outstanding pursuant to the 2005 Credit Facility,  primarily consisting of Libor (Eurodollar
Rate) loans with a weighted average interest rate of 7.0% per annum.

OTHER

      During the three months ended  September 30, 2007,  our capital  resources included cash flows from operations and available  borrowing  capacity under the
2005 Credit  Facility.  We believe that cash flows from operations and available borrowings  under the 2005 Credit  Facility  will be sufficient to fund proposed operations for at least the next twelve months.

      WORKING  CAPITAL.  As of  September  30,  2007 and June 30,  2007,  we had
working capital of $11.7 million and $13.3 million, respectively.

      CASH FLOWS FROM OPERATING ACTIVITIES: For the three months ended September
30, 2006 and 2007, net cash  generated by operating  activities was $8.8 million and  $13.0  million,  respectively.  Cash  used by our  working  capital  assets improved by $3.5  million.  This  increase  is  primarily  due to improved  cash collections  in 2007 as  compared  to 2006,  and timing of  payments of accounts payables.

      CASH FLOWS  FROM  INVESTING  ACTIVITIES.  During  the three  months  ended
September  30, 2006 and 2007,  net cash used in  investing  activities  was $8.3 million and $4.8 million, respectively. Investing activities in the three months ended September 30, 2007 included $4.3 million  associated with the purchase and installation  of tanks at customer  sites,  as compared  with $7.7  million last year. As previously  noted, we have increased our capacity to repair and service tanks, resulting in a reduction in the number of tanks purchased.

      CASH FLOWS  FROM  FINANCING  ACTIVITIES.  During  the three  months  ended
September 30, 2006,  cash flows used in financing  activities  was $0.4 million, compared to $8.2 million used in financing  activities  in 2007.  As  previously discussed,  in the first  quarter  of fiscal  2008,  we  repurchased  a total of
274,195  of our  common  shares at an  average  price of $25.83 per share for an aggregate  purchase price of $7.1 million.  In addition,  debt decreased by $1.7 million  since June 30, 2007, as we have  generated  $8.1 million of excess cash during the three months ended September 30, 2007 from ongoing activities.

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

      As of September 30, 2007, we operated a total of 359 specialized  bulk CO2 delivery  vehicles and technical  service vehicles that logged  approximately 15 million miles over the last twelve months.  While significant  increases in fuel prices  impact  our  operating  costs,  such  impact is  largely  offset by fuel surcharges billed to the majority of our customers.

RECENT ACCOUNTING PRONOUNCEMENTS

      In February 2007, the Financial  Accounting Standard Board ("FASB") issued
Statement of Financial  Accounting  Standards  ("SFAS") No. 159, "THE FAIR VALUE
OPTION FOR FINANCIAL  ASSETS AND FINANCIAL  LIABILITIES - INCLUDING AN AMENDMENT
OF FASB STATEMENT NO. 115" ("SFAS No. 159"), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument  basis, that are  otherwise  not permitted to be accounted for at fair value under other accounting  standards.  The  election to use the fair value  option is available when an entity first recognizes a financial asset or financial liability or upon entering  into a firm  commitment.  Subsequent  changes  in fair  value  must be recorded in earnings.  SFAS No. 159 is effective for financial statements issued for fiscal years  beginning  after  November 15, 2007.  We are in the process of evaluating the impacts, if any, of adopting this pronouncement.

      In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS"
("SFAS No. 157").  SFAS No. 157 defines fair value,  establishes a framework for measuring  fair value in generally  accepted  accounting  principles and expands disclosures  about  fair  value  measurements.  SFAS No.  157  applies  to other accounting  pronouncements that require or permit fair value  measurements,  the
FASB having previously  concluded in those accounting  pronouncements  that fair value is the relevant measurement attribute.  Accordingly, SFAS No. 157 does not require any new fair value  measurements.  SFAS No. 157 is effective  for fiscal years beginning after December 15, 2007. We are currently  evaluating the impact the adoption of SFAS No. 157 will have on our  financial  position or results of operations.

      On September 13, 2006,  the  Securities  and Exchange  Commission  ("SEC")
issued Staff Accounting Bulletin No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR
MISSTATEMENTS   WHEN   QUALIFYING   MISSTATEMENTS   IN  CURRENT  YEAR  FINANCIAL
STATEMENTS"  ("SAB  108").  The  interpretations  in SAB 108 are being issued to address diversity in practice in quantifying  financial statement  misstatements and the potential under current practice for the build up of improper amounts on the  balance  sheet.  SAB 108 is  effective  for fiscal  years  beginning  after
November  15, 2006.  We are  currently  evaluating  the impact of SAB 108 on our results of operations; however we do not expect the impact to be material to our financial position, results of operations or cash flows.

      In July 2006, the FASB issued  Interpretation Number 48, "ACCOUNTING FOR
UNCERTAINTY  IN INCOME TAXES - AN  INTERPRETATION  OF FASB  STATEMENT NO. 109"
("FIN No. 48"). FIN No. 48 clarifies the accounting for  uncertainty in income taxes  recognized in an enterprise's  financial  statements in accordance with
SFAS 109. FIN No. 48 also  prescribes a recognition  threshold and measurement attribute for the financial  statement  recognition  and  measurement of a tax position  taken  or  expected  to be taken in a tax  return.  FIN No.  48 also provides  guidance on derecognition,  classification,  interest and penalties.
FIN  No.  48  is  mandatory  for  years  beginning  after  December 15,  2006;
accordingly,  we adopted FIN No. 48  effective  July 1, 2007.  The adoption of
FIN No. 48 did not have a material impact on our results of operations,  as we had no  potential  liabilities  that would have met the pre-FIN No. 48 accrual criteria, discussed above, at June 30, 2007 or September 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As  discussed  under  "Management's  Discussion  and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources" above, as of September 30, 2007, a total of $33.0 million was  outstanding  under the 2005

Credit Facility with a weighted average  interest rate of 7.0% per annum.  Based upon the $33.0 million  outstanding  under the 2005 Credit Facility at September
30, 2007, our annual interest cost under the 2005 Credit Facility would increase by $0.3 million for each 1% increase in Eurodollar interest rates.

      In order to reduce our  exposure to  increases in  Eurodollar  rates,  and consequently to increases in interest payments, we entered into an interest rate swap transaction  (the "2005 Swap")  comprised of two instruments  ("Swap A" and
"Swap B") on September  28, 2005,  with an effective  date of October,  3, 2005.
Swap A, in the amount of $15.0  million  (the "A Notional  Amount"),  matures on
October  3, 2008 and Swap B, in the  amount  of $5.0  million  (the "B  Notional
Amount"), matured on April 3, 2007. Pursuant to Swap A, we currently pay a fixed interest rate of 4.69% per annum and receive a  Eurodollar-based  floating rate.
The effect of Swap A is to neutralize  any changes in Eurodollar  rates on the A
Notional Amount. The 2005 Swap meets the requirements to be designated as a cash flow hedge and is deemed a highly effective transaction. Accordingly, changes in the fair value of Swap A are  recorded  as other  comprehensive  income  (loss).
During the three months  ended  September  30, 2007,  we recorded a loss of $0.1 million,  representing  the  change in fair  value of Swap A from June 30,  2007 through September 30, 2007, as other comprehensive loss.

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

     CHANGES IN INTERNAL  CONTROL OVER FINANCIAL  REPORTING.  There have been no changes in our internal  control  over  financial  reporting  during the quarter ended September 30, 2007 that have materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      (c) Issuer Purchases of Equity Securities.

----------------------------------------------------------------------------------------------------------------------------
                                                                               Total Number of
                                                                                   Shares
                                                                                Purchased as         Approximate Dollar
                                                      Total                   Part of Publicly      Value of Shares that
                                                     Number       Average         Announced         May Yet Be Purchased
                                                    of Shares    Price Paid       Plans or           Under the Plans or
                     Period                         Purchased    Per Share        Programs              Programs (1)
----------------------------------------------------------------------------------------------------------------------------
July 1, 2007 to July 30, 2007                        111,451      $   25.89        111,451               $24,584,000
----------------------------------------------------------------------------------------------------------------------------
August 1, 2007 to August 31, 2007                    162,744      $   25.78        162,744               $20,387,000
----------------------------------------------------------------------------------------------------------------------------
September 1, 2007 to September 30, 2007                    0           0                 0               $20,387,000
----------------------------------------------------------------------------------------------------------------------------
Total                                                274,195      $   25.83        274,195
----------------------------------------------------------------------------------------------------------------------------

(1)   On January 31,  2007,  we publicly  announced  that our Board of Directors authorized a share repurchase  program under which we may repurchase up to
      $50 million of our common  shares  through  December 31, 2007.  During the quarter ended  September 30, 2007, we purchased a total of 274,195  common shares at an average  price of $25.83 per share for an aggregate  purchase price of $7,081,247.  As of September 30, 2007, we had purchased 1,180,304 common  shares at an average  price of $25.09  per share for an  aggregate purchase  price of  $29,611,760  since  inception of the share  repurchase program,  and the remaining  authorized  amount for share  repurchases was approximately $20,387,000.

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

                                          NuCO2 Inc.

Dated:  November 9, 2007            By:  /s/ Robert R. Galvin
                                         -----------------------
                                         Robert R. Galvin
                                         Chief Financial Officer