Form 10-Q
period 2007-12-31
NUCO2 INC /FL
filed 2008-02-11
CIK 947577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 0-27378

NUCO2 INC.
(Exact name of registrant as specified in its charter)

Florida	65-0180800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 SE Market Place, Stuart, FL	34997
(Address of principal executive offices)	(Zip Code)

(772) 221-1754
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☑                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at December 31, 2007
Common Stock, $.001 par value	14,769,532 shares

NUCO2 INC.

Index

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
NUCO2 INC.
BALANCE SHEETS
(In thousands, except share amounts)
ASSETS
	December 31, 2007	June 30, 2007
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$384	$343
Trade accounts receivable; net of allowance for doubtful Accounts of $767 and $1,004, respectively	10,536	11,823
Inventories	313	297
Prepaid insurance expense and deposits	3,776	3,121
Prepaid expenses and other current assets	2,592	1,412
Deferred tax assets – current portion	8,250	8,264
Total current assets	25,851	25,260

Property and equipment, net	121,654	122,364

Goodwill, net	25,909	25,909
Deferred financing costs, net	209	254
Customer lists, net	5,949	6,761
Non-competition agreements, net	266	512
Deferred lease acquisition costs, net	5,943	5,744
Deferred tax assets, net	594	3,813
Other	228	221
	39,098	43,214
Total assets	$186,603	$190,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,035	$6,061
Accrued expenses	2,619	2,043
Accrued insurance	1,508	1,054
Accrued interest	161	121
Accrued payroll	2,149	2,357
Other current liabilities	1,288	314
Total current liabilities	14,760	11,950

Long-term debt	27,500	34,750
Customer deposits	4,316	4,246
Total liabilities	46,576	50,946

Commitments and contingencies
Shareholders' equity:
Common stock; par value $.001 per share; 30,000,000 shares authorized; issued 15,965,136 shares at December 31, 2007 and 15,921,066 shares at June 30, 2007	16	16
Additional paid-in capital	177,177	174,831
Less treasury stock at cost; 1,195,604 shares at December 31, 2007 and 921,409 shares at June 30, 2007	(30,018)	(22,937)
Accumulated deficit	(7,079)	(12,126)
Accumulated other comprehensive income (loss)	(69)	108
Total shareholders’ equity	140,027	139,892
Total liabilities and shareholders’ equity	$186,603	$190,838

See accompanying notes to financial statements.

Index

NUCO2 INC.
STATEMENTS OF INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended December 31,
	2007	2006
Revenues:
Product sales	$22,455	$21,319
Equipment rentals	11,630	10,642

Total revenues	34,085	31,961

Costs and expenses:
Cost of products sold, excluding depreciation and amortization	14,759	13,645
Cost of equipment rentals, excluding depreciation and amortization	2,453	2,101
Selling, general and administrative expenses	6,947	7,834
Depreciation and amortization	5,025	4,897
Loss on asset disposal	794	542
	29,978	29,019

Operating income	4,107	2,942
Interest expense	512	550

Income before provision for income taxes	3,595	2,392
Provision for income taxes	1,538	1,009

Net income	$2,057	$1,383

Weighted average outstanding shares of common stock:
Basic	14,768	15,776
Diluted	15,137	16,087

Net income per basic share	$0.14	$0.09
Net income per diluted share	$0.14	$0.09

See accompanying notes to financial statements.

Index

NUCO2 INC.
STATEMENTS OF INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Six Months Ended December 31,
	2007	2006
Revenues:
Product sales	$45,848	$42,870
Equipment rentals	23,170	21,447

Total revenues	69,018	64,317

Costs and expenses:
Cost of products sold, excluding depreciation and amortization	29,290	27,918
Cost of equipment rentals, excluding depreciation and amortization	4,585	2,605
Selling, general and administrative expenses	13,318	14,391
Depreciation and amortization	10,048	9,742
Loss on asset disposal	1,740	984
	58,981	55,640

Operating income	10,037	8,677
Interest expense	1,092	1,126

Income before provision for income taxes	8,945	7,551
Provision for income taxes	3,898	3,649

Net income	$5,047	$3,902

Weighted average outstanding shares of common stock:
Basic	14,806	15,725
Diluted	15,159	16,035

Net income per basic share	$0.34	$0.25
Net income per diluted share	$0.33	$0.24

See accompanying notes to financial statements.

Index

NUCO2 INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock
	Shares	Amount	Capital	Shares	Amount

Balance, June 30, 2007	15,921,066	$16	$174,831	921,409	$(22,937)
Comprehensive income:
Net income	-	-	-	-	-
Other comprehensive income:
Interest rate swap transaction	-	-	-	-	-
Total comprehensive income
Share-based compensation	-	-	1,641	-	-
Excess tax benefits from share-based arrangements	-	-	281	-	-
Issuance of 44,070 shares of common stock -
exercise of options	44,070	-	424	-	-
Purchase of treasury stock	-	-	-	274,195	(7,081)
Balance, December 31, 2007	15,965,136	$16	$177,177	1,195,604	$(30,018)

See accompanying notes to financial statements.

Index

NUCO2 INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
(UNAUDITED)

	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Deficit	Income (Loss)	Equity

Balance, June 30, 2007	$(12,126)	$108	$139,892
Comprehensive income:
Net income	5,047	-	5,047
Other comprehensive income:
Interest rate swap transaction	-	(177)	(177)
Total comprehensive income			4,870
Share-based compensation	-	-	1,641
Excess tax benefits from share-based arrangements	-	-	281
Issuance of 44,070 shares of common stock -
exercise of options	-	-	424
Purchase of treasury stock	-	-	(7,081)
Balance, December 31, 2007	$(7,079)	$(69)	$140,027

See accompanying notes to financial statements.

Index

NUCO2 INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Six Months Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$5,047	$3,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,402	8,120
Bad debt expense	501	1,495
Amortization of other assets	1,646	1,622
Loss on asset disposal	1,740	984
Change in net deferred tax asset	3,514	3,512
Share-based compensation	1,641	1,944
Excess tax benefits from share-based arrangements	(281)	(1,174)
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	787	(2,020)
Inventories	(16)	(4)
Prepaid insurance expense and deposits	(655)	2,051
Prepaid expenses and other current assets	(1,355)	(1,269)
Increase (decrease) in:
Accounts payable	972	681
Accrued expenses	595	401
Accrued insurance	454	(2,474)
Accrued payroll	(207)	85
Accrued interest	39	(33)
Other current liabilities	974	(180)
Customer deposits	70	310

Net cash provided by operating activities	23,868	17,953

Cash flows from investing activities:
Purchase of property and equipment	(9,009)	(14,694)
Proceeds on sale of assets	29	-
Increase in deferred lease acquisition costs	(1,214)	(1,058)
Increase in other assets	(7)	(19)

Net cash used in investing activities	$(10,201)	$(15,771)

See accompanying notes to financial statements.

Index

NUCO2 INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Continued)

	Six Months Ended December 31,
	2007	2006
Cash flows from financing activities:
Net proceeds from issuance of long-term debt	$4,050	$2,550
Repayment of long-term debt	(11,300)	(7,500)
Purchase of treasury stock	(7,081)	-
Exercise of options	424	1,440
Excess tax benefits from share-based arrangements	281	1,174

Net cash used in financing activities	$(13,626)	$(2,336)

Increase (decrease) in cash and cash equivalents	41	(154)
Cash and cash equivalents, beginning of period	343	341

Cash and cash equivalents, end of period	$384	$187

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Interest	$1,128	$1,160
Income taxes	$141	$235

See accompanying notes to financial statements.

Index

NUCO2 INC.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

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

The financial information included in this report has been prepared in conformity with the accounting principles, and methods of applying those accounting principles, reflected in the audited financial statements for the fiscal year ended June 30, 2007 of NuCO2 Inc. (the “Company”) included in Form 10-K (“Form 10-K”), filed with the Securities and Exchange Commission (“SEC”).

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

           In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will require, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred, acquired in process research and development assets to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements, including contingent consideration, may be required to be measured at fair value until settled, with changes in fair value recognized each period into earnings.  In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. SFAS No. 141R will become effective for the Company on a prospective basis for transactions occurring in fiscal 2010 and early adoption is not permitted.  SFAS No. 141R may have a material impact on the Company’s financial position, results of operations and cash flows if it enters into a material business combination after the standard’s effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 will change the accounting for and reporting of minority interests. Under the new standard, minority interests, will be referred to as noncontrolling interests and will be reported as equity in the parent company’s consolidated financial statements. Transactions between the parent company and the noncontrolling interests will be treated as transactions between shareholders provided that the transactions do not create a change in control. Gains and losses will be recognized in earnings for transactions between the parent company and the noncontrolling interests, unless control is achieved or lost.  SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 is effective for the Company beginning in the first quarter of fiscal year 2010 and earlier adoption is not permitted.  SFAS No. 160 may have a material impact on the Company’s consolidated financial position, results of operations and cash flows if it enters into material transactions or acquires a noncontrolling interest after the standard’s effective date.

           In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will become effective for the Company on July 1, 2008.  The Company is currently evaluating the impact, if any, that the adoption of  SFAS No. 159 will have on its financial condition, results of operations or cash flows.

Index

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 157 will have on its financial condition, results of operations or cash flows.

In July 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties.  The Company adopted the provisions of FIN No. 48 effective July 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company, as it had no uncertain tax positions recorded at June 30, 2007 or December 31, 2007.

Please see the Company's Form 10-K for a discussion of the significant accounting policies.

NOTE 3 - EARNINGS PER SHARE AND OTHER COMPREHENSIVE INCOME

(a) Earnings per Share

The Company calculates earnings per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share." The weighted average shares outstanding used to calculate basic and diluted earnings per share were calculated as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Weighted average shares outstanding - basic	14,768	15,776	14,806	15,725

Outstanding options and warrants to purchase
shares of common stock - remaining shares
after assuming repurchase with proceeds
from exercise	369	311	353	310

Weighted average shares outstanding - diluted	15,137	16,087	15,159	16,035

(b) Other Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income and “other comprehensive income.” The components of other comprehensive income are as follows for the periods presented (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net income	$2,057	$1,383	$5,047	$3,902
Interest rate swap transaction (Note 4)	73	2	(177)	(178)

Comprehensive income	$2,130	$1,385	$4,870	$3,724

Index

NOTE 4 – LONG TERM DEBT

(a) Revolving Credit Facility

On May 27, 2005, the Company terminated its previous credit facility and entered into a $60.0 million revolving credit facility with Bank of America, N.A. (the “2005 Credit Facility”), maturing on May 27, 2010. The Company is entitled to select either Base Rate Loans (as defined) or Eurodollar Rate Loans (as defined), plus applicable margin, for principal borrowings under the 2005 Credit Facility. Applicable margin is determined by a pricing grid, as amended in March 2006, based on the Company’s Consolidated Leverage Ratio (as defined) as follows:

Pricing Level	Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans
I	Greater than or equal to 2.50x	2.000%	0.500%
II	Less than 2.50x but greater than or equal to 2.00x	1.750%	0.250%
III	Less than 2.00x but greater than or equal to 1.50x	1.500%	0.000%
IV	Less than 1.50x but greater than or equal to 0.50x	1.250%	0.000%
V	Less than 0.50x	1.000%	0.000%

Interest is payable periodically on borrowings under the 2005 Credit Facility. The 2005 Credit Facility is uncollateralized. The Company is required, on a quarterly basis, to assess and meet certain affirmative and negative covenants, including financial covenants. These financial covenants are based on a measure that is not consistent with accounting principles generally accepted in the United States of America. Such measure is EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further modified by certain defined adjustments. The failure to meet these covenants, absent a waiver or amendment, would place the Company in default and cause the debt outstanding under the 2005 Credit Facility to immediately become due and payable. In connection with the Company’s share repurchase program announced during the quarter ended March 31, 2007, the 2005 Credit Facility was amended to modify certain covenants.  The Company was in compliance with all covenants under the 2005 Credit Facility as of the first assessment date on June 30, 2005 and through December 31, 2007.

As of December 31, 2007, a total of $27.5 million was outstanding under the 2005 Credit Facility, primarily consisting of Libor (Eurodollar Rate) loans, with a weighted average interest rate of 6.4% per annum.

(b)	Hedging Activities

Effective July 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which, among other things, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as other comprehensive income and are recognized in the statement of income when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges (if any) are recognized in earnings.

Index

The Company uses derivative instruments to manage exposure to interest rate risks.  The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of this exposure.

In order to reduce the Company’s exposure to increases in Eurodollar rates, and consequently to increases in interest payments, the Company entered into an interest rate swap transaction (the “2005 Swap”), comprised of two instruments (“Swap A” and “Swap B”), on September 28, 2005, with an effective date of October 3, 2005.  Swap A, in the amount of $15.0 million (the “A Notional Amount”), matures on October 3, 2008 and Swap B, in the amount of $5.0 million (the “B Notional Amount”), matured on April 3, 2007.  Pursuant to Swap A, the Company currently pays a fixed interest rate of 4.69% per annum and receives a Eurodollar-based floating rate.  The effect of Swap A is to neutralize any changes in Eurodollar rates on the A Notional Amount.  The 2005 Swap meets the requirements to be designated as a cash flow hedge and is deemed a highly effective transaction.  Accordingly, changes in the fair value of Swap A are recorded as other comprehensive income (loss).  During the six months ended December 31, 2007, we recorded a loss of $0.2 million, representing the change in fair value of Swap A from June 30, 2007 through December 31, 2007, as other comprehensive loss.

NOTE 5 – SHAREHOLDERS’ EQUITY

(a)  Stock Option Plans

The Company recognized $0.9 million and $1.6 million ($0.6 million and $1.2 million, net of income taxes) in stock option compensation during the three and six months ended December 31, 2007 as compared to $1.2 million and $1.9 million ($0.9 million and $1.4 million, net of taxes) during the three and six months ended December 31, 2006.

(b)  Share Repurchase Plan

On January 31, 2007, the Company publicly announced that its Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50 million of its common shares through December 31, 2007. During the six months ended December 31, 2007, the Company purchased a total of 274,195 common shares at an average price of $25.83 per share for an aggregate purchase price of $7.1 million.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         As of June 30, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $91 million and for state purposes in varying amounts, expiring through June 2025.  The Company’s effective rate, exclusive of the impact of the net operating loss carryforwards, for the three and six months ended December 31, 2007, was approximately 42.8% and 43.5%, respectively.  If an “ownership change” for federal income tax purposes were to occur in the future, the Company’s ability to use its pre-ownership change federal and state net operating loss carryforwards (and certain built-in losses, if any) would be subject to an annual usage limitation, which under certain circumstances may prevent the Company from being able to utilize a portion of such loss carryforwards in future tax periods and may reduce its after-tax cash flow.  During the three and six months ended December 31, 2007, the Company recorded $0.1 million and $0.3 million, respectively, as additional paid-in capital representing the excess tax benefit associated with the disqualifying disposition of incentive stock options and exercise of non-qualified stock options.

In July 2006, the FASB issued Interpretation 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties.

Effective July 1, 2007, the Company adopted the provisions of FIN No. 48. The implementation of FIN No. 48 did not have a material impact on the Company, as it had no uncertain tax positions recorded at June 30, 2007 or December 31, 2007.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expense. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of Fiscal 2008. The Company is no longer subject to tax examinations by tax authorities for fiscal years ended on or prior to June 30, 2004.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company is a defendant in legal actions which arise in the normal course of business.  In the opinion of management, the outcome of these matters will not have a material effect on the Company’s financial position or results of operations.

Index

NOTE 8 – SUBSEQUENT EVENTS

On January 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NuCO2 Acquisition Corp., a Delaware corporation (“Parent”), and NuCO2 Merger Co., a Florida corporation and a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”) with the Company being the surviving corporation in the Merger. Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.001 per share (the “Common Stock”), of the Company (other than treasury shares, shares owned by Parent, Merger Sub or any direct or indirect wholly owned subsidiary of Parent and shares owned by stockholders who perfect applicable appraisal rights under Florida law) will be converted automatically into the right to receive $30.00 in cash.  The closing of the Merger is subject to regulatory approval, satisfying the conditions of the proposed financing and other customary closing conditions, including the approval of the transaction by shareholders of the Company. Merger Sub and Parent are affiliates of Aurora Capital Group, a Los Angeles-based private equity firm.

Index

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS REGARDING FUTURE EVENTS AND OUR FUTURE RESULTS THAT ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, FORECASTS, AND PROJECTIONS ABOUT THE INDUSTRY IN WHICH WE OPERATE AND THE BELIEFS AND ASSUMPTIONS OF OUR MANAGEMENT.  WORDS SUCH AS “EXPECTS,” “ANTICIPATES,” “TARGETS,” “GOALS,” “PROJECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.  IN ADDITION, ANY STATEMENTS THAT REFER TO PROJECTIONS OF OUR FUTURE FINANCIAL PERFORMANCE, OUR ANTICIPATED GROWTH AND TRENDS IN OUR BUSINESS, AND OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES, ARE FORWARD-LOOKING STATEMENTS.  READERS ARE CAUTIONED THAT THESE FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.  THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS.

Overview

We believe we are the leading supplier of bulk CO2 systems and bulk CO2 for carbonating fountain beverages in the United States based on the number of bulk CO2 systems leased to customers and the only company in our industry to operate a national network of bulk CO2 service locations. As of December 31, 2007, we operated a national network of 128 service locations (116 stationary and 12 mobile) servicing approximately 116,100 customer locations in 45 states.  Currently, virtually all fountain beverage users in the continental United States are within our present service area.

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

We have entered into master service agreements which include 100 restaurant and convenience store concepts that provide fountain beverages. These master service agreements generally provide for a commitment on the part of the operator for all of its currently owned locations and may also include future locations. We currently service approximately 57,800 chain and franchisee locations with chains that have signed master service agreements.  We are actively working on expanding the number of master service agreements with numerous restaurant chains.

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

Index

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

General

Substantially all of our revenues have been derived from the rental of bulk CO2 systems installed at customers’ sites, the sale of bulk CO2 and high pressure cylinder revenues.  Revenues have grown from $72.3 million in fiscal 2002 to $130.1 million in fiscal 2007.  We believe that our revenue base is stable due to the existence of long-term contracts with our customers, which generally rollover with a limited number expiring without renewal in any one year.  Revenue growth is largely dependent on (1) the rate of new bulk CO2 system installations, (2) the growth in bulk CO2 sales and (3) price increases.

Cost of products sold is comprised of purchased CO2 and vehicle and service location costs associated with the storage and delivery of CO2.  As of December 31, 2007, we operated a total of 364 specialized bulk CO2 delivery vehicles and technical service vehicles that logged approximately 15 million miles over the last twelve months.  While significant fluctuations in fuel prices impact our operating costs, such impact is largely offset by fuel surcharges billed to the majority of our customers.  Consequently, while the impact on our gross profit and operating income is substantially mitigated, rising fuel prices do result in lower gross profit margins.  Cost of equipment rentals is comprised of costs associated with customer equipment leases, including the repair and refurbishment of leased assets.  Selling, general and administrative expenses consist of wages and benefits, dispatch and communications costs, as well as expenses associated with marketing, administration, accounting and employee training.  Consistent with the capital intensive nature of our business, we incur significant depreciation and amortization expenses.  These stem from the depreciation of our bulk CO2 systems and related installation costs, amortization of deferred lease acquisition costs, and amortization of deferred financing costs and other intangible assets.  With respect to company-owned bulk CO2 systems, we capitalize direct installation costs associated with installation of such systems with customers under non-cancelable contracts and which would not be incurred but for a successful placement.  All other service, marketing and administrative costs are expensed as incurred.

Since 1990, we have devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing a national infrastructure to support the rapid growth in the number of our installed base of bulk CO2 systems.  The costs of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in an accumulated deficit of $7.1 million at December 31, 2007.

Index

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship which the various items bear to total revenues:

	Three Months Ended December 31,		Six Months Ended December 31,
Income Statement Data:	2007	2006	2007	2006

Product sales	65.9%	66.7%	66.4%	66.7%
Equipment rentals	34.1	33.3	33.6	33.3
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold, excluding depreciation and amortization	43.3	42.7	42.4	43.4
Cost of equipment rentals, excludingdepreciation and amortization	7.2	6.6	6.6	4.1
Selling, general and administrative expenses	20.5	24.5	19.3	22.4
Depreciation and amortization	14.7	15.3	14.6	15.1
Loss on asset disposal	2.3	1.7	2.5	1.5
Operating income	12.0	9.2	14.6	13.5
Interest expense	1.5	1.7	1.6	1.8
Income before income taxes	10.5	7.5	13.0	11.7
Provision for income taxes	4.5	3.2	5.7	5.6
Net income	6.0%	4.3%	7.3%	6.1%

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

Total Revenues

Total revenues increased by $2.1 million, or 6.6%, from $32.0 million in 2006 to $34.1 million in 2007.  Revenues derived from our bulk CO2 service plans increased by $1.7 million, primarily due to pricing initiatives and an increase in the number of customer locations serviced.  Revenues derived from the sale of high pressure cylinder products, fuel surcharges, and equipment sales increased by $0.4 million.  The number of customer locations utilizing our products and services increased from approximately 115,900 at December 31, 2006 to approximately 116,100 at December 31, 2007, due primarily to organic growth.

The following table sets forth, for the periods indicated, the percentage of total revenues by service plan:

	Three Months Ended December 31,
Service Plan	2007	2006
Bulk budget plan[1]	48.4%	51.3%
Equipment lease/product purchase plan[2]	20.5	17.7
Product purchase plan[3]	10.9	10.7
High pressure cylinder[4]	5.4	5.8
Other revenues[5]	14.8	14.5
	100.0%	100.0%

[1] Combined fee for bulk CO2 tank and bulk CO2.
[2] Fee for bulk CO2 tank and, separately, bulk CO2 usage.
[3] Bulk CO2 only.
[4] High pressure CO2 cylinders and non-CO2 gases.
[5] Surcharges and other charges.

Product Sales - Revenues derived from the product sales portion of our service plans increased by $1.2 million, or 5.3%, from $21.3 million in 2006 to $22.5 million in 2007.  The increase in revenues is primarily due to a 0.6% increase in the average number of customer locations serviced and pricing initiatives.  In addition, sales of products and services other than bulk CO2 increased by $0.4 million due in large part to an increase in revenues derived from cylinder products, fuel surcharges, equipment sales, and other revenues.

Index

Equipment Rentals - Revenues derived from the lease portion of our service plans increased by $1.0 million, or 9.3%, from $10.6 million in 2006 to $11.6 million in 2007, primarily due to a 1.3% increase in the average number of customer locations leasing equipment from us, including the impact of price increases to a significant number of our customers consistent with the Consumer Price Index, partially offset by incentive pricing provided to multiple national restaurant organizations utilizing our equipment under the bulk budget plan and equipment lease/product purchase plans pursuant to master service agreements.  The number of customer locations renting equipment from us increased from 95,700 at December 31, 2006 to 96,400 at December 31, 2007.

Cost of Products Sold, Excluding Depreciation and Amortization

Cost of products sold, excluding depreciation and amortization, increased from $13.6 million in 2006 to $14.8 million in 2007, while increasing as a percentage of product sales revenue from 64.0% to 65.7%.

Raw product costs increased by $0.5 million, from $5.3 million in 2006 to $5.8 million in 2007, due in large part to a $0.4 million increase in CO2 costs.  The volume of CO2 sold by us increased 3.7%, primarily due to a 0.6% increase in our average customer base, and an increase in the average usage of 2.5%.

Operational costs, primarily wages and benefits related to cost of products sold, decreased from $5.6 million in 2006 to $5.5 million in 2007.

Truck delivery expenses increased from $2.1 million in 2006 to $2.4 million in 2007 primarily due to the increased customer base and fuel costs.  We have been able to continue to minimize the impact of increased fuel costs and variable lease costs associated with truck usage by continuing to improve efficiencies in the timing and routing of deliveries.  During the last six months of fiscal 2007, we implemented a new routing routine at select locations across the country.  The full implementation of “alpha routing” will be systematically implemented through the end of fiscal 2008.

Occupancy and shop costs related to cost of products sold increased from $0.9 million in 2006 to $1.1 in 2007.

Cost of Equipment Rentals, Excluding Depreciation and Amortization

Cost of equipment rentals, excluding depreciation and amortization, increased from $2.1 million in 2006 to $2.5 million in 2007, while increasing as a percentage of equipment rentals revenue from 19.7% to 21.1%.  During the second fiscal quarter of 2007, we made a strategic decision to be more selective with customer activations on a going forward basis, while improving both operating and customer service metrics.  As part of this decision, rather than reducing the number of technicians, we increased our emphasis on the assessment, upgrade and service of our bulk CO2 tanks at customer sites.  To the degree that our installers and other personnel are involved in such activities, as compared to initial installation of tanks at customer sites, which consumed the substantial majority of our technicians’ efforts over the past several years, the related expense is recognized in our statement of income as incurred.  We are continuing to increase capacity to repair and service tanks, which reduces our need to purchase new tanks.  Tank repair and service costs are expensed as incurred as compared to the purchase of a tank, which is capitalized at cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.9 million from $7.8 million in 2006 to $6.9 million in 2007, while decreasing as a percentage of total revenues from 24.5% in 2006 to 20.5% in 2007.

Selling related expenses decreased by $0.4 million, from $1.4 million in 2006 to $1.0 million in 2007.  In October 2006 and January 2007, as part of our new strategic growth plan, we reduced our sales force by 28 associates.  We expect the full impact of this reduction to be fully seen throughout fiscal 2008.

General and administrative expenses decreased by $0.5 million, or 7.6%, from $6.5 million in 2006 to $6.0 million in 2007.  This decrease is primarily due to a decrease in bad debt expense of $0.7 million due to improved collections experience over the last year.

Index

Depreciation and Amortization

Depreciation and amortization increased from $4.9 million in 2006 to $5.0 million in 2007.   As a percentage of total revenues, depreciation and amortization expense decreased from 15.3% in 2006 to 14.7% in 2007.

Depreciation expense increased from $4.1 million in 2006 to $4.2 million in 2007, decreasing as a percentage of revenues from 12.8% to 12.4%.

Amortization expense remained consistent at $0.8 million in both 2006 and 2007.

Loss on Asset Disposal

Loss on asset disposal increased from $0.5 million in 2006 to $0.8 million in 2007, increasing as a percentage of total revenues from 1.7% to 2.3%.  This increase is primarily due to the write-off of deferred lease acquisition costs and soft costs associated with customer attrition. The attrition increase is primarily related to the disposition of lower revenue generating accounts.

Operating Income

For the reasons previously discussed, operating income increased by $1.2 million from $2.9 million in 2006 to $4.1 million in 2007.  As a percentage of total revenues, operating income increased from 9.2% to 12.0%.

Interest Expense

Interest expense decreased from $0.6 million in 2006 to $0.5 million in 2007, while the effective interest rate of our debt remained consistent at 6.7% for the three months ended December 31, 2006 and 2007.  See “Quantitative and Qualitative Disclosures About Market Risk.”

Income Before Provision for Income Taxes

Primarily, for the reasons described above, income before provision for income taxes increased by $1.2 million, or 50.3%, from $2.4 million in 2006 to $3.6 million in 2007.

Provision for Income Taxes

During the three months ended December 31, 2006 and 2007, we recognized a tax provision consistent with our effective tax rate.  However, while we anticipate continuing to recognize a full tax provision in future periods, we expect to pay only AMT and state/local taxes until such time that our net operating loss carryforwards are fully utilized.  Our effective rate for the three months ended December 31, 2007 was 42.8%, as compared to 42.2% for the three months ended December 31, 2006.

As of June 30, 2007, we had net operating loss carryforwards for federal income tax purposes of $91 million and for state purposes in varying amounts, expiring through June 2025.  If an “ownership change” for federal income tax purposes were to occur in the future, our ability to use our pre-ownership change federal and state net operating loss carryforwards (and certain built in losses, if any) would be subject to an annual usage limitation, which under certain circumstances may prevent us from being able to utilize a portion of such loss carryforwards in future tax periods and may reduce our after-tax cash flow.

Net Income

For the reasons described above, net income increased from $1.4 million in 2006 to $2.1 million in 2007.

Index

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

	Three Months Ended December 31,
	2007	2006
Net income	$2,057	$1,383
Interest expense	512	550
Depreciation and amortization	5,025	4,897
Provision for income taxes	1,538	1,009
EBITDA	9,132	7,839
Noncash option compensation	885	1,245
EBITDA excluding the impact of option compensation	$10,017	$9,084

Cash flows provided by (used in):
Operating activities	$10,889	$9,104
Investing activities	$(5,352)	$(7,455)
Financing activities	$(5,399)	$(1,934)

Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

Total Revenues

Total revenues increased by $4.7 million, or 7.3%, from $64.3 million in 2006 to $69.0 million in 2007.  Revenues derived from our bulk CO2 service plans increased by $3.5 million, primarily due to an increase in the number of customer locations, while revenues derived from the sale of high pressure cylinder products, fuel surcharges, equipment sales and other revenues increased by $1.2 million. The number of customer locations utilizing our products and services increased from approximately 115,900 customers at December 31, 2006, to approximately 116,100 customers at December 31, 2007, due primarily to organic growth.

The following table sets forth, for the periods indicated, the percentage of total revenues by service plan:

	Six Months Ended December 31,
Service Plan	2007	2006
Bulk budget plan[1]	48.7%	51.6%
Equipment lease/product purchase plan[2]	20.3	18.0
Product purchase plan[3]	10.9	10.6
High pressure cylinder[4]	5.4	5.5
Other revenues[5]	14.7	14.3
	100.0%	100.0%

[1] Combined fee for bulk CO2 tank and bulk CO2.
[2] Fee for bulk CO2 tank and, separately, bulk CO2 usage.
[3] Bulk CO2 only.
[4] High pressure CO2 cylinders and non-CO2 gases.
[5] Surcharges and other charges.

Product Sales - Revenues derived from the product sales portion of our service plans increased by $2.9 million, or 6.9%, from $42.9 million in 2006 to $45.8 million in 2007.  The increase in revenues is primarily due to a 1.5% increase in the average number of customer locations serviced combined with slight increase in the quantity of CO2 sold to the average customer. In addition, sales of products and services other than bulk CO2 increased by $1.2 million due in large part to an increase in revenues derived from cylinder products, fuel surcharges, and other revenues, partially offset by a decrease in equipment sales.

Index

Equipment Rentals - Revenues derived from the lease portion of our service plans increased by $1.8 million, or 8.0%, from $21.4 million in 2006 to $23.2 million in 2007, primarily due to a 2.3% increase in the average number of customer locations leasing equipment from us, including the impact price increases to a significant number of our customers consistent with the Consumer Price Index, offset by incentive pricing provided to multiple national restaurant organizations utilizing our equipment under the bulk budget plan and equipment lease/product purchase plans pursuant to master service agreements.  The number of customer locations renting equipment from us increased from 95,700 for 96,400 for the six months ended December 31, 2007 and 2006, respectively.

Cost of Products Sold, Excluding Depreciation and Amortization

Cost of products sold, excluding depreciation and amortization, increased from $27.9 million in 2006 to $29.3 million in 2007, while decreasing as a percentage of product sales revenue from 65.1% to 63.9%.

Raw product costs increased by $0.8 million, from $10.9 million in 2006 to $11.7 million in 2007, due in large part to a $0.6 million increase in CO2 costs.  The volume of CO2 sold by us increased 3.9%, primarily due to the 1.5% increase in our average customer base and an increase in usage of 1.8%.

Operational costs, primarily wages and benefits related to cost of products sold, remained consistent at $10.9 million for the six months ended December 2006 and 2007

Truck delivery expenses increased from $4.3 million in 2006 to $4.7 million in 2007. We have been able to continue to minimize the impact of increased fuel costs and variable lease costs associated with truck usage by continuing to improve efficiencies in the timing and routing of deliveries.  During the last three months, we have begun to implement a new routing routine at select locations across the country.  The full implantation of “alpha routing” will be systematically implemented through the end of fiscal 2008.

Occupancy and shop costs related to cost of products sold increased from $1.8 million in 2006 to $1.9 million in 2007.

Cost of Equipment Rentals, Excluding Depreciation and Amortization

Cost of equipment rentals, excluding depreciation and amortization, increased from $2.6 million in 2006 to $4.6 million in 2007 while increasing as a percentage of equipment rentals revenue from 12.1% to 19.8%.  During the second quarter of fiscal 2007, we made a strategic decision to be more selective with our customer activations on a going forward basis, while improving both operating and customer service metrics.  As part of this decision, rather than reducing the number of technicians, we are increasing our emphasis on the assessment, upgrade and service of our bulk CO2 tanks at customer sites.  To the degree that our installers and other personnel are involved in such activities, as compared to initial installation of tanks at customer sites, which consumed the substantial majority of our technicians’ efforts over the past several years, the related expense is recognized in our statement of operations as incurred.  We are increasing capacity to repair and service tanks, which is and will continue to reduce our need to purchase new tanks.  Tank repair and service costs are expensed as incurred as compared to the purchase of a tank, which is capitalized at cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses deceased  by $0.9 million from $14.4 million in 2006 to $13.3 million in 2007, while decreasing as a percentage of total revenues from 22.4% in 2006 to 19.3% in 2007.

Selling related expenses decreased by $0.7 million, from $2.7 million in 2006 to $2.0 million in 2007.  In October 2006 and January 2007, as part of our new strategic growth plan, we reduced our sales force by 28 associates.  We expect the full impact of this reduction to be fully seen throughout fiscal 2008.

General and administrative expenses decreased by $0.4 million, or 3.3%, from $11.7 million in 2006 to $11.3 million in 2007.

Index

Depreciation and Amortization

Depreciation and amortization increased from $9.7 million in 2006 to $10.0 million in 2007.   As a percentage of total revenues, depreciation and amortization expense decreased from 15.1% in 2006 to 14.6% in 2007.

Depreciation expense increased from $8.1 million in 2006 to $8.4 million in 2007.  The increase was due in large part to the purchase and placement of additional bulk CO2 tanks at customer sites.

Amortization expense remained consistent at $1.6 million in both 2006 and 2007.

Loss on Asset Disposal

Loss on asset disposal increased from $1.0 million in 2006 to $1.7 million in 2007, increasing as a percentage of total revenues from 1.5% to 2.5%.   This increase is primarily due to the write-off of deferred lease acquisition costs and soft costs associated with customer attrition. The attrition increase is primarily related to the disposition of lower revenue generating accounts.

Operating Income

For the reasons previously discussed, operating income increased by $1.3 million from $8.7 million in 2006 to $10.0 million in 2007.  As a percentage of total revenues, operating income increased from 13.5% to 14.6%.

Interest Expense

Interest expense remained consistent at $1.1 million in both 2006 and 2007, while the effective interest rate of our debt increased from 6.6% per annum in 2006 to 6.8% per annum in 2007 due to rising libor rates over the past year.  See “Quantitative and Qualitative Disclosures About Market Risk.”

Income Before Provision for Income Taxes

Primarily for the reasons described above, income before provision for income taxes increased by $1.3 million, or 18.5%, from $7.6 million in 2006 to $8.9 million in 2007.

Provision for Income Taxes

During the six months ended December 31, 2006 and 2007, we recognized a tax provision consistent with our effective tax rate.  However, while we anticipate continuing to recognize a full tax provision in future periods, we expect to pay only AMT and state/local taxes until such time that our net operating loss carryforwards are fully utilized.  Our effective rate for the six months ended December 31, 2007 was 43.5%, as compared with 48.3% last year. Included in the 2006 rate is $0.5 million in income tax expense associated with a decrease in state and local net operating loss carryforwards expected to be available to offset future taxable income.

As of June 30, 2007, we had net operating loss carryforwards for federal income tax purposes of $91 million and for state purposes in varying amounts, expiring through June 2025.  If an “ownership change” for federal income tax purposes were to occur in the future, our ability to use our pre-ownership change federal and state net operating loss carryforwards (and certain built in losses, if any) would be subject to an annual usage limitation, which under certain circumstances may prevent us from being able to utilize a portion of such loss carryforwards in future tax periods and may reduce our after-tax cash flow.

Net Income

For the reasons described above, net income increased from $3.9 million 2006 to $5.0 million in 2007.

Index

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

	Six Months Ended December 31,
	2007	2006
Net income	$5,047	$3,902
Interest expense	1,092	1,126
Depreciation and amortization	10,048	9,742
Provision for income taxes	3,898	3,649
EBITDA	20,085	18,419
Noncash option compensation	1,641	1,944
EBITDA excluding the impact of option compensation	$21,726	$20,363

Cash flows provided by (used in):
Operating activities	$23,868	$17,953
Investing activities	$(10,201)	$(15,771)
Financing activities	$(13,626)	$(2,336)

Liquidity and Capital Resources

Our cash requirements consist principally of (1) capital expenditures associated with purchasing and placing new bulk CO2 systems into service at customers' sites; (2) payments of principal and interest on outstanding indebtedness; and (3) working capital.  Whenever possible, we seek to obtain the use of vehicles, land, buildings, and other office and service equipment under operating leases as a means of conserving capital.  We anticipate making cash capital expenditures of approximately $23.1 million for internal growth over the next twelve months, primarily for purchases of bulk CO2 systems and utilization of existing bulk CO2 systems for new customers.

On January 29, 2007, our Board of Directors authorized a share repurchase program under which we may repurchase up to $50 million of our common shares from time to time in the open market through December 31, 2007. The share repurchase program commenced on February 5, 2007.  During the six months ended December 31, 2007, we purchased a total of 274,195 common shares at an average price of $25.83 per share for an aggregate purchase price of $7.1 million.

Long Term Debt

On May 27, 2005, we terminated our previous credit facility and entered into a $60.0 million revolving credit facility with Bank of America, N.A. (the “2005 Credit Facility”). The 2005 Credit Facility matures on May 27, 2010. We are entitled to select either Base Rate Loans (as defined) or Eurodollar Rate Loans (as defined), plus applicable margin, for principal borrowings under the 2005 Credit Facility. Applicable margin is determined by a pricing grid, as amended March 2006, based on our Consolidated Leverage Ratio (as defined) as follows:

Pricing Level	Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans
I	Greater than or equal to 2.50x	2.000%	0.500%
II	Less than 2.50x but greater than or equal to 2.00x	1.750%	0.250%
III	Less than 2.00x but greater than or equal to 1.50x	1.500%	0.000%
IV	Less than 1.50x but greater than or equal to 0.50x	1.250%	0.000%
V	Less than 0.50x	1.000%	0.000%

Index

Interest is payable periodically on borrowings under the 2005 Credit Facility. The 2005 Credit Facility is uncollateralized. We are required to meet certain affirmative and negative covenants, including financial covenants. We are required to assess our compliance with these financial covenants under the 2005 Credit Facility on a quarterly basis. These financial covenants are based on a measure that is not consistent with accounting principles generally accepted in the United States of America. Such measure is EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further modified by certain defined adjustments. The failure to meet these covenants, absent a waiver or amendment, would place us in default and cause the debt outstanding under the 2005 Credit Agreement to immediately become due and payable.  In connection with our share repurchase program announced during the quarter ended March 31, 2007, the 2005 Credit Facility was amended to modify certain covenants.  We were in compliance with all covenants under the 2005 Credit Facility as of June 30, 2005 and all subsequent periods through December 31, 2007.

As of December 31, 2007, a total of $27.5 million was outstanding pursuant to the 2005 Credit Facility, primarily consisting of Libor (Eurodollar Rate) loans with a weighted average interest rate of 6.4% per annum.

Other

During the six months ended December 31, 2007, our capital resources included cash flows from operations and available borrowing capacity under the 2005 Credit Facility.  We believe that cash flows from operations and available borrowings under the 2005 Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

Working Capital.  As of December 31, 2007 and June 30, 2007, we had working capital of $11.1 million and $13.3 million, respectively.

Cash Flows from Operating Activities: During 2006 and 2007, net cash generated by operating activities was $18.0 million and $23.9 million, respectively.  Cash used by our working capital assets improved by $1.7 million, partially offset by the cash generated from our results of operations.

Cash Flows from Investing Activities.  During 2006 and 2007, net cash used in investing activities was $15.8 million and $10.2 million, respectively.  Investing activities in 2006 included $9.0 million associated with the purchase and installation of tanks at customer sites as compared with $14.7 million last year. As previously noted, we have increased our capacity to repair and service tanks resulting in a reduction in the number of tanks purchased.

Cash Flows from Financing Activities.  During 2006, cash flows used in financing activities was $2.3 million, compared to $13.6 million used in financing activities in 2007.  During 2007, we made repayments on outstanding debt of approximately $7.3 million as compared to repayments of approximately $5.0 million in 2006.  Additionally, as previously discussed during the six months ended December 31, 2007, we repurchased a total of 274,194 common shares for an aggregate purchase price of $7.1 million.

Inflation

The modest levels of inflation in the general economy have not affected our results of operations.  Additionally, our customer contracts generally provide for annual increases in the monthly rental rate based on increases in the consumer price index.  We believe that inflation will not have a material adverse effect on our future results of operations.

Our bulk CO2 exclusive requirements contract with The BOC Group, Inc. (“BOC”) provides for annual adjustments in the purchase price for bulk CO2 based upon increases or decreases in the Producer Price Index for Chemical and Allied Products or the average percentage increase in the selling price of bulk merchant carbon dioxide purchased by BOC’s large, multi-location beverage customers in the United States, whichever is less.

As of December 31, 2007, we operated a total of 364 specialized bulk CO2 delivery vehicles and technical service vehicles that logged approximately 15 million miles over the last twelve months.  While significant increases in fuel prices impact our operating costs, such impact is largely offset by fuel surcharges billed to the majority of our customers.

Index

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will require, among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred, acquired in process research and development assets to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements, including contingent consideration, may be required to be measured at fair value until settled, with changes in fair value recognized each period into earnings.  In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause companies to revise previously reported results when reporting comparative financial information in subsequent filings. SFAS No. 141R will become effective for us on a prospective basis for transactions occurring in 2009 and earlier adoption is not permitted.  We are currently evaluating the impact, if any, that the adoption of SFAS No. 141R will have on our financial condition results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 will change the accounting for and reporting of minority interests. Under the new standard, minority interests, will be referred to as noncontrolling interests and will be reported as equity in the parent company’s consolidated financial statements. Transactions between the parent company and the noncontrolling interests will be treated as transactions between shareholders provided that the transactions do not create a change in control. Gains and losses will be recognized in earnings for transactions between the parent company and the noncontrolling interests, unless control is achieved or lost. SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 is effective for us beginning in the first quarter of fiscal year 2009 and earlier adoption is not permitted. We are currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at their fair values. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 will become effective for us on July 1, 2008.  We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what impact, if any, the adoption of SFAS No. 157 will have on our financial condition, results of operations or cash flows.

In July 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties.  FIN No. 48 is mandatory for years beginning after December 15, 2006; accordingly, we adopted FIN No. 48 effective July 1, 2007. The adoption of FIN No. 48 did not have a material impact on our results of operations, as we had no potential liabilities that would have met the pre-FIN No. 48 accrual criteria, discussed above, at June 30, 2007 or December 31, 2007.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” above, as of December 31, 2007, a total of $27.5 million was outstanding under the 2005 Credit Facility with a weighted average interest rate of 6.4% per annum.  Based upon the $27.5 million outstanding under the 2005 Credit Facility at December 31, 2007, our annual interest cost under the 2005 Credit Facility would increase by $0.3 million for each 1% increase in Eurodollar interest rates.

Index

In order to reduce our exposure to increases in Eurodollar rates, and consequently to increases in interest payments, we entered into an interest rate swap transaction (the “2005 Swap”) comprised of two instruments (“Swap A” and “Swap B”) on September 28, 2005, with an effective date of October, 3, 2005.  Swap A, in the amount of $15.0 million (the “A Notional Amount”), matures on October 3, 2008 and Swap B, in the amount of $5.0 million (the “B Notional Amount”), matured on April 3, 2007.  Pursuant to Swap A, we currently pay a fixed interest rate of 4.69% per annum and receive a Eurodollar-based floating rate.  The effect of Swap A is to neutralize any changes in Eurodollar rates on the A Notional Amount.  The 2005 Swap meets the requirements to be designated as a cash flow hedge and is deemed a highly effective transaction.  Accordingly, changes in the fair value of Swap A are recorded as other comprehensive income (loss).  During the six months ended December 31, 2007, we recorded a loss of $0.2 million, representing the change in fair value of Swap A from June 30, 2007 through December 31, 2007, as other comprehensive loss.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Issuer Purchases of Equity Securities.

On January 31, 2007, we publicly announced that our Board of Directors authorized a share repurchase program under which we may repurchase up to $50 million of our common shares through December 31, 2007. As of December 31, 2007, we had purchased 1,180,304 common shares at an average price of $25.09 per share for an aggregate purchase price of $29,612,760 since inception of the share repurchase program.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	Our 2007 Annual Meeting of Shareholders was held on December 4, 2007.
(b)
Robert L. Frome and Steven J. Landwehr were elected as Class I directors of the Company to serve until our 2010 Annual Meeting of Shareholders. The terms of Michael E. DeDomenico and Daniel Raynor, Class II directors of the Company, and J. Robert Vipond and Christopher White, Class III directors of the Company, continue until our 2008 Annual Meeting of Shareholders and 2009 Annual Meeting of Shareholders, respectively.

(c)	(1) Election of Directors:

Nominee	Number of Votes For	Number of Votes Withheld
Robert L. Frome	9,732,237	4,564,123
Steven J. Landwehr	14,216,589	79,771

(2)	Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2008:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
14,288,473	4,206	3,681

Index

ITEM 6.                      EXHIBITS.

Exhibit No.	Exhibit

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Section 906 Certification of Principal Executive Officer.
32.2	Section 906 Certification of Principal Financial Officer.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NuCO2 Inc.

Dated: February 11, 2008	By:	/s/ Robert R. Galvin
Robert R. Galvin
Chief Financial Officer