Form 10-Q
period 2008-03-31
NUCO2 INC /FL
filed 2008-05-12
CIK 947577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2008
Common Stock, $.001 par value	14,813,032 shares

NUCO2 INC.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
NUCO2 INC.
BALANCE SHEETS
(In thousands, except share amounts)
ASSETS
	March 31, 2008	June 30, 2007
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$332	$343
Trade accounts receivable; net of allowance for doubtful
accounts of $626 and $1,004, respectively	8,863	11,823
Inventories	312	297
Prepaid insurance expense and deposits	3,743	3,121
Prepaid expenses and other current assets	6,416	1,412
Deferred tax assets – current portion	6,725	8,264
Total current assets	26,391	25,260

Property and equipment, net	121,782	122,364

Goodwill, net	25,909	25,909
Deferred financing costs, net	187	254
Customer lists, net	5,590	6,761
Non-competition agreements, net	185	512
Deferred lease acquisition costs, net	6,065	5,744
Deferred tax assets, net	482	3,813
Other	234	221
	38,652	43,214
Total assets	$186,825	$190,838

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,193	$6,061
Accrued expenses	2,685	2,043
Accrued insurance	1,725	1,054
Accrued interest	280	121
Accrued payroll	2,836	2,357
Other current liabilities	631	314
Total current liabilities	16,350	11,950

Long-term debt	25,350	34,750
Customer deposits	4,333	4,246
Total liabilities	46,033	50,946

Commitments and contingencies
Shareholders' equity:
Common stock; par value $.001 per share; 30,000,000 shares authorized;
issued 16,008,636 shares at March 31, 2008
and 15,921,066 shares at June 30, 2007	16	16
Additional paid-in capital	178,910	174,831
Less treasury stock at cost; 1,195,604 shares at March 31, 2008
and 921,409 shares at June 30, 2007	(30,018)	(22,937)
Accumulated deficit	(5,139)	(12,126)
Accumulated other comprehensive income (loss)	(2,977)	108
Total shareholders’ equity	140,792	139,892
Total liabilities and shareholders’ equity	$186,825	$190,838

See accompanying notes to financial statements.

INDEX

NUCO2 INC.
STATEMENTS OF INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product sales	$22,401	$20,995
Equipment rentals	11,974	10,919

Total revenues	34,375	31,914

Costs and expenses:
Cost of products sold, excluding depreciation and amortization	15,101	13,728
Cost of equipment rentals, excluding depreciation
and amortization	2,447	1,999
Selling, general and administrative expenses	7,108	7,952
Depreciation and amortization	5,077	5,158
Loss on asset disposal	676	522
	30,409	29,359

Operating income	3,966	2,555
Interest expense	410	509

Income before provision for income taxes	3,556	2,046
Provision for income taxes	1,615	935

Net income	$1,941	$1,111

Weighted average outstanding shares of common stock:
Basic	14,797	15,680
Diluted	15,191	15,896

Net income per basic share	$0.13	$0.07
Net income per diluted share	$0.13	$0.07

See accompanying notes to financial statements.

INDEX

NUCO2 INC.
STATEMENTS OF INCOME
(In thousands, except per share amounts)
(UNAUDITED)

	Nine Months Ended March 31,
	2008	2007
Revenues:
Product sales	$68,249	$63,865
Equipment rentals	35,144	32,366

Total revenues	103,393	96,231

Costs and expenses:
Cost of products sold, excluding depreciation and amortization	44,392	41,648
Cost of equipment rentals, excluding depreciation
and amortization	7,032	4,603
Selling, general and administrative expenses	20,427	22,343
Depreciation and amortization	15,124	14,900
Loss on asset disposal	2,416	1,506
	89,391	85,000

Operating income	14,002	11,231
Interest expense	1,502	1,635

Income before provision for income taxes	12,500	9,596
Provision for income taxes	5,513	4,584

Net income	$6,987	$5,012

Weighted average outstanding shares of common stock:
Basic	14,803	15,711
Diluted	15,182	15,979

Net income per basic share	$0.47	$0.32
Net income per diluted share	$0.46	$0.31

See accompanying notes to financial statements.

INDEX

NUCO2 INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Treasury Stock
	Shares	Amount		Shares	Amount

Balance, June 30, 2007	15,921,066	$16	$174,831	921,409	$(22,937)
Comprehensive income:
Net income	-	-	-	-	-
Other comprehensive income (loss):
Change in fair value of hedging instruments	-	-	-	-	-
Total comprehensive income
Share-based compensation	-	-	2,511	-	-
Excess tax benefits from share-based arrangements	-	-	170	-	-
Issuance of 87,570 shares of common stock -
exercise of options	87,570	-	1,398	-	-
Purchase of treasury stock	-	-	-	274,195	(7,081)
Balance, March 31, 2008	16,008,636	$16	$178,910	1,195,604	$(30,018)

See accompanying notes to financial statements.

INDEX

NUCO2 INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
(UNAUDITED)

	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance, June 30, 2007	$(12,126)	$108	$139,892
Comprehensive income:
Net income	6,987	-	6,987
Other comprehensive income (loss):
Change in fair value of hedging instruments	-	(3,085)	(3,085)
Total comprehensive income			3,902
Share-based compensation	-	-	2,511
Excess tax benefits from share-based arrangements	-	-	170
Issuance of 87,570 shares of common stock -exercise of options	-	-	1,398
Purchase of treasury stock	-	-	(7,081)
Balance, March 31, 2008	$(5,139)	$(2,977)	$140,792

See accompanying notes to financial statements.

INDEX

NUCO2 INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Nine Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$6,987	$5,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	12,680	12,380
Bad debt expense	806	1,990
Amortization of other assets	2,444	2,520
Loss on asset disposal	2,416	1,506
Change in net deferred tax asset	5,039	4,156
Share-based compensation	2,511	3,245
Excess tax benefits from share-based arrangements	(170)	(1,370)
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade accounts receivable	2,154	(1,036)
Inventories	(15)	(3)
Prepaid insurance expense and deposits	(622)	1,712
Prepaid expenses and other current assets	(391)	62
Increase (decrease) in:
Accounts payable	2,132	(2,794)
Accrued expenses	705	339
Accrued insurance	671	(2,488)
Accrued payroll	479	1,762
Accrued interest	158	9
Other current liabilities	318	39
Customer deposits	86	407

Net cash provided by operating activities	38,388	27,448

Cash flows from investing activities:
Proceeds on sale of assets	38	-
Purchase of property and equipment	(13,951)	(17,582)
Increase in deferred lease acquisition costs	(1,865)	(1,722)
Increase in other assets	(11)	(21)

Net cash used in investing activities	$(15,789)	$(19,325)

See accompanying notes to financial statements.

INDEX

NUCO2 INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(UNAUDITED)

(Continued)

	Nine Months Ended March 31,
	2008	2007
Cash flows from financing activities:
Capitalized debt issuance costs	$(2,796)	$-
Treasury Shares repurchased	(7,081)	(12,514)
Purchase of swaption	(4,900)	-
Exercise of options and warrants	1,398	2,070
Excess tax benefits from share-based payment arrangements	170	1,370
Repayment of long-term debt	(18,201)	(9,400)
Proceeds from issuance of long-term debt	8,800	10,250

Net cash used in financing activities	$(22,610)	$(8,224)

Decrease in cash and cash equivalents	(11)	(101)
Cash and cash equivalents, beginning of period	343	341

Cash and cash equivalents, end of period	$332	$240

Supplemental Cash Flow information:
Cash paid during the period for:

Interest	$1,551	$1,626
Income taxes	$258	$269

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 will change the accounting for and reporting of minority interests. Under the new standard, minority interests, will be referred to as noncontrolling interests and will be reported as equity in the parent company’s consolidated financial statements. Transactions between the parent company and the noncontrolling interests will be treated as transactions between shareholders provided that the transactions do not create a change in control. Gains and losses will be recognized in earnings for transactions between the parent company and the noncontrolling interests, unless control is achieved or lost.  SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 is effective for the Company beginning in the first quarter of fiscal year 2010 and earlier adoption is not permitted.  SFAS No. 160 may have a material impact on the Company’s financial position, results of operations and cash flows if it enters into material transactions or acquires a noncontrolling interest after the standard’s effective date.

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

NOTE 3 – AGREEMENT AND PLAN OF MERGER

On January 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NuCO2 Acquisition Corp., a Delaware corporation (“Parent”), and NuCO2 Merger Co., a Florida corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) with the Company being the surviving corporation in the Merger and, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.001 per share (the “Common Stock”), of the Company (other than treasury shares, shares owned by Parent, Merger Sub or any direct or indirect wholly owned subsidiary of Parent and shares owned by stockholders who perfect their appraisal rights under Florida law) will be converted automatically into the right to receive $30.00 in cash, without interest. Merger Sub and Parent are affiliates of Aurora Capital Group, a Los Angeles-based private equity firm (“Aurora”).

In order to reduce the Company’s exposure to increases in interest rates in connection with the debt financing for the Merger (the “Merger Financing”), on January 30, 2008, the Company purchased an option, for a premium of $4.9 million, to enter into a pay fixed rate swap (“Swaption I”) that grants the Company the right (but not the obligation) to enter into a pay fixed swap at the effective time of the Merger with respect to amounts to be borrowed under the Merger Financing.  The underlying swap is in the notional amount of $335.0 million, and the option expires on June 30, 2008. Under the Merger Agreement, Parent will reimburse the Company for its unrecouped costs associated with Swaption I in the event that the Merger Agreement is terminated and, upon such reimbursement, the Company will assign Swaption I to Parent.  Swaption I meets the requirements to be designated as a cash flow hedge and is deemed a highly effective transaction.  Accordingly, changes in the fair value of Swaption I are recorded as other comprehensive income (loss).  At March 31, 2008, the Company recorded a loss of $2.8 million, representing the change in fair value of Swaption I from January 30, 2008 through March 31, 2008, as other comprehensive loss.

The Company has incurred approximately $2.8 million in capitalized debt issuance costs associated with the Merger Financing, which are included in prepaid expenses and other current assets at March 31, 2008.

NOTE 4 - EARNINGS PER SHARE AND OTHER COMPREHENSIVE INCOME (LOSS)

(a) Earnings per Share

The Company calculates earnings per share in accordance with the requirements of SFAS No. 128, "Earnings Per Share." The weighted average shares outstanding used to calculate basic and diluted earnings per share were calculated as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Weighted average shares outstanding - basic	14,797	15,680	14,803	15,711

Outstanding options and warrants to purchase shares of common stock - remaining shares after assuming repurchase with proceeds from exercise	394	216	379	268

Weighted average shares outstanding - diluted	15,191	15,896	15,182	15,979

INDEX

(b) Other Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is comprised of net income and “other comprehensive income (loss).” The components of other comprehensive income (loss) are as follows for the periods presented (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net income	$1,941	$1,111	$6,987	$5,012
Interest rate swap transaction (Note 4)	(2,909)	(48)	(3,085)	(225)

Comprehensive income (loss)	$(968)	$1,063	$3,902	$4,787

NOTE 5 – LONG TERM DEBT

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

Interest is payable periodically on borrowings under the 2005 Credit Facility. The 2005 Credit Facility is uncollateralized. The Company is required, on a quarterly basis, to assess and meet certain affirmative and negative covenants, including financial covenants. These financial covenants are based on a measure that is not consistent with accounting principles generally accepted in the United States of America. Such measure is EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further modified by certain defined adjustments. The failure to meet these covenants, absent a waiver or amendment, would place the Company in default and cause the debt outstanding under the 2005 Credit Facility to immediately become due and payable. In connection with the Company’s share repurchase program announced during the quarter ended March 31, 2007, the 2005 Credit Facility was amended to modify certain covenants.  The Company was in compliance with all covenants under the 2005 Credit Facility as of the first assessment date on June 30, 2005 and through March 31, 2008.

As of March 31, 2008, a total of $25.4 million was outstanding under the 2005 Credit Facility, primarily consisting of Libor (Eurodollar Rate) loans, with a weighted average interest rate of 4.33% per annum.

INDEX

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

In order to reduce the Company’s exposure to increases in Eurodollar rates, and consequently to increases in interest payments, the Company entered into an interest rate swap transaction (the “2005 Swap”), comprised of two instruments (“Swap A” and “Swap B”), on September 28, 2005, with an effective date of October 3, 2005.  Swap A, in the amount of $15.0 million (the “A Notional Amount”), matures on October 3, 2008 and Swap B, in the amount of $5.0 million (the “B Notional Amount”), matured on April 3, 2007.  Pursuant to Swap A, the Company currently pays a fixed interest rate of 4.69% per annum and receives a Eurodollar-based floating rate.  The effect of Swap A is to neutralize any changes in Eurodollar rates on the A Notional Amount.  The 2005 Swap meets the requirements to be designated as a cash flow hedge and is deemed a highly effective transaction.  Accordingly, changes in the fair value of Swap A are recorded as other comprehensive income (loss).  During the nine months ended March 31, 2008, the Company recorded a loss of $0.3 million, representing the change in fair value of Swap A from June 30, 2007 through March 31, 2008, as other comprehensive loss (see Note 4(b)).

NOTE 6 – SHAREHOLDERS’ EQUITY

(a)  Stock Option Plans

The Company recognized $0.9 million and $2.5 million ($0.6 million and $1.8 million, net of income taxes) in stock option compensation during the three and nine months ended March 31, 2008 as compared to $1.3 million and $3.2 million ($0.9 million and $2.3 million, net of income taxes) during the three and nine months ended March 31, 2007.

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of June 30, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $91 million and for state purposes in varying amounts, expiring through June 2025.  The Company’s effective rate, exclusive of the impact of the net operating loss carryforwards for the three and nine months ended March 31, 2008, was approximately 45.4% and 44.1%, respectively.  If an “ownership change” for federal income tax purposes were to occur in the future, the Company’s ability to use its pre-ownership change federal and state net operating loss carryforwards (and certain built-in losses, if any) would be subject to an annual usage limitation, which under certain circumstances may prevent the Company from being able to utilize a portion of such loss carryforwards in future tax periods and may reduce its after-tax cash flow.

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

INDEX

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is a defendant in legal actions which arise in the normal course of business.  In the opinion of management, the outcome of these matters will not have a material effect on the Company’s financial position or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

On April 10, 2008, the Company sold Swaption I (refer to Note 3) and purchased a new option to enter into a pay fixed rate swap (“Swaption II”) that grants the Company the right (but not the obligation) to enter into a pay fixed swap at the effective time of the Merger with respect to amounts to be borrowed under the Merger Financing, for a net cost of $3.64 million.  The underlying swap is in the notional amount of $355.0 million, due to an anticipated increase in the principal amount of the Merger Financing, and the option expires on June 30, 2008. Parent will reimburse the Company for its unrecouped costs associated with Swaptions I and II in the event that the Merger Agreement is terminated and, upon such reimbursement, the Company will assign Swaption II to Parent. Swaption II meets the requirements to be designated as a cash flow hedge and is deemed a highly effective transaction.  Accordingly, changes in the fair value of Swaption II are recorded as other comprehensive income (loss).  The Company will evaluate the fair value of Swaption II in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on a quarterly basis.

On May 8, 2008, the Company’s shareholders approved the Merger Agreement with affiliates of Aurora Capital Group. The transaction is expected to close by the end of May 2008.

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

Overview

We believe we are the leading supplier of bulk CO2 systems and bulk CO2 for carbonating fountain beverages in the United States based on the number of bulk CO2 systems leased to customers and the only company in our industry to operate a national network of bulk CO2 service locations. As of March 31, 2008, we operated a national network of 129 service locations (117 stationary and 12 mobile) servicing approximately 116,400 customer locations in 43 states.  Currently, virtually all fountain beverage users in the continental United States are within our present service area.

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

We have entered into master service agreements which include 102 restaurant and convenience store concepts that provide fountain beverages. These master service agreements generally provide for a commitment on the part of the operator for all of its currently owned locations and may also include future locations. We currently service approximately 59,300 chain and franchisee locations with chains that have signed master service agreements.  We are actively working on expanding the number of master service agreements with numerous restaurant chains.

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

Cost of products sold is comprised of purchased CO2 and vehicle and service location costs associated with the storage and delivery of CO2.  As of March 31, 2008, we operated a total of 359 specialized bulk CO2 delivery vehicles and technical service vehicles that logged approximately 14.6 million miles over the last twelve months.  While significant fluctuations in fuel prices impact our operating costs, such impact is largely offset by fuel surcharges billed to the majority of our customers.  Consequently, while the impact on our gross profit and operating income is substantially mitigated, rising fuel prices do result in lower gross profit margins.  Cost of equipment rentals is comprised of costs associated with customer equipment leases, including the repair and refurbishment of leased assets.  Selling, general and administrative expenses consist of wages and benefits, dispatch and communications costs, as well as expenses associated with marketing, administration, accounting and employee training.  Consistent with the capital intensive nature of our business, we incur significant depreciation and amortization expenses.  These stem from the depreciation of our bulk CO2 systems and related installation costs, amortization of deferred lease acquisition costs, and amortization of deferred financing costs and other intangible assets.  With respect to company-owned bulk CO2 systems, we capitalize direct installation costs associated with installation of such systems with customers under non-cancelable contracts and which would not be incurred but for a successful placement.  All other service, marketing and administrative costs are expensed as incurred.

Since 1990, we have devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing a national infrastructure to support the rapid growth in the number of our installed base of bulk CO2 systems.  The costs of  this  expansion  and the significant  depreciation  expense  recognized  on our  installed  network  have resulted in an accumulated deficit of $5.1 million at March 31, 2008.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship which the various items bear to total revenues:

INDEX

	Three Months Ended March 31,		Nine Months Ended March 31,
Income Statement Data:	2008	2007	2008	2007

Product sales	65.2%	65.8%	66.0%	66.4%
Equipment rentals	34.8	34.2	34.0	33.6
Total revenues	100.0	100.0	100.0	100.0
Cost of products sold, excluding
Depreciation and amortization	43.9	43.0	42.9	43.3
Cost of equipment rentals, excluding
Depreciation and amortization	7.1	6.3	6.8	4.8
Selling, general and administrative expenses	20.7	24.9	19.8	23.2
Depreciation and amortization	14.8	16.2	14.6	15.5
Loss on asset disposal	2.0	1.6	2.3	1.5
Operating income	11.5	8.0	13.6	11.7
Interest expense	1.2	1.6	1.5	1.7
Income before income taxes	10.3	6.4	12.1	10.0
Provision for income taxes	4.7	2.9	5.3	4.8
Net income	5.6%	3.5%	6.8%	5.2%

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Total Revenues

Total revenues increased by $2.5 million, or 7.7%, from $31.9 million in 2007 to $34.4 million in 2008.  Revenues derived from our bulk CO2 service plans increased by $1.6 million, primarily due to pricing initiatives and an increase in the number of customer locations serviced.  Revenues derived from the sale of high pressure cylinder products, fuel surcharges, and equipment sales increased by $0.9 million.  The number of customer locations utilizing our products and services increased from approximately 116,000 at March 31, 2007 to approximately 116,400 at March 31, 2008, due primarily to organic growth.

The following table sets forth, for the periods indicated, the percentage of total revenues by service plan:

	Three Months Ended March 31,
Service Plan	2008	2007
Bulk budget plan[1]	47.9%	51.0%
Equipment lease/product purchase plan[2]	20.7	18.1
Product purchase plan[3]	10.7	10.5
High pressure cylinder[4]	5.3	5.7
Other revenues[5]	15.4	14.7
	100.0%	100.0%

[1] Combined fee for bulk CO2 tank and bulk CO2.
[2] Fee for bulk CO2 tank and, separately, bulk CO2 usage.
[3] Bulk CO2 only.
[4] High pressure CO2 cylinders and non-CO2 gases.
[5] Surcharges and other charges.

Product Sales - Revenues derived from the product sales portion of our service plans increased by $1.4 million, or 6.7%, from $21.0 million in 2007 to $22.4 million in 2008.  The increase in revenues is primarily due to a slight increase in the average number of customer locations serviced, a 1.6% increase in product usage, and pricing initiatives.  In addition, sales of products and services other than bulk CO2 increased by $0.7 million due in large part to an increase in revenues derived from cylinder products, fuel surcharges, equipment sales, and other revenues.

INDEX

Equipment Rentals - Revenues derived from the lease portion of our service plans increased by $1.1 million, or 9.7%, from $10.9 million in 2007 to $12.0 million in 2008, primarily due to a 0.7% increase in the average number of customer locations leasing equipment from us, including the impact of price increases to a significant number of our customers consistent with the Consumer Price Index, partially offset by incentive pricing provided to multiple national restaurant organizations utilizing our equipment under the bulk budget plan and equipment lease/product purchase plans pursuant to master service agreements.  The number of customer locations renting equipment from us increased slightly from 96,000 at March 31, 2007 to 97,000 at March 31, 2008.

Cost of Products Sold, Excluding Depreciation and Amortization

Cost of products sold, excluding depreciation and amortization, increased from $13.7 million in 2007 to $15.1 million in 2008, while increasing as a percentage of product sales revenue from 65.4% to 67.4%.

Raw product costs increased by $0.4 million, from $5.1 million in 2007 to $5.5 million in 2008, due in large part to a $0.3 million increase in CO2 costs.  The volume of CO2 sold by us increased 2.4%, primarily due to a 0.2% increase in our average customer base, and an increase in usage of 1.6%.

Operational costs, primarily wages and benefits related to cost of products sold, increased from $5.6 million in 2007 to $6.0 million in 2008.

Truck delivery expenses increased from $2.1 million in 2007 to $2.6 million in 2008 primarily due to the increased customer base and fuel costs.  We have been able to continue to minimize the impact of increased fuel costs and variable lease costs associated with truck usage by continuing to improve efficiencies in the timing and routing of deliveries.  During the last six months of fiscal 2007, we implemented a new routing routine at select locations across the country.  The full implementation of “alpha routing” will be systematically implemented through the end of fiscal 2008.

Occupancy and shop costs related to cost of products sold increased from $0.9 million in at March 31, 2007 to $1.0 million at March 31, 2008.

Cost of Equipment Rentals, Excluding Depreciation and Amortization

Cost of equipment rentals, excluding depreciation and amortization, increased from $2.0 million in 2007 to $2.4 million in 2008, while increasing as a percentage of equipment rentals revenue from 18.3% to 20.4%.  During the second fiscal quarter of 2007, we made a strategic decision to be more selective with customer activations on a going forward basis, while improving both operating and customer service metrics.  As part of this decision, rather than reducing the number of technicians, we have increased our emphasis on the assessment, upgrade and service of our bulk CO2 tanks at customer sites.  To the degree that our installers and other personnel are involved in such activities, as compared to initial installation of tanks at customer sites, which consumed the substantial majority of our technicians’ efforts over the past several years, the related expense is recognized in our statement of income as incurred.  We are continuing to increase capacity to repair and service tanks, which is expected to reduce our need to purchase new tanks.  Tank repair and service costs are expensed as incurred as compared to the purchase of a tank, which is capitalized at cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.9 million from $8.0 million in 2007 to $7.1 million in 2008, while decreasing as a percentage of total revenues from 24.9% in 2007 to 20.7% in 2008.

Selling related expenses decreased by $0.1 million, from $1.1 million in 2007 to $1.0 million in 2008.  In January 2007, as part of our new strategic growth plan, we reduced our sales force by 14 associates.  We expect the full impact of this reduction to be fully seen throughout fiscal 2008.

General and administrative expenses decreased by $0.7 million, or 10.3%, from $6.8 million in 2007 to $6.1 million in 2008.  This decrease is primarily due to a decrease in bad debt expense of $0.2 million due to improved collections experience over the last year, and a decrease in stock compensation expense of $0.4 million attributable to fewer stock options granted in the quarter ended March 31, 2008 as compared to 2007, and a decrease in professional fees of $0.3 million. Additionally, included in 2007 is approximately $0.3 million for severance paid to a former executive consistent with the requirements of his employment agreement and wages and related costs who were separated as part of our strategic plan announced in January 2007.  These amounts were offset by an increase of approximately $0.5 million in costs associated with the Merger Transaction, which were not incurred in the prior year.

INDEX

Depreciation and Amortization

Depreciation and amortization decreased from $5.2 million in 2007 to $5.1 million in 2008.   As a percentage of total revenues, depreciation and amortization expense decreased from 16.2% in 2007 to 14.8% in 2008.

Depreciation expense remained consistent at $4.3 million for the three months ended both March 31, 2007 and 2008.

Amortization expense decreased slightly from $0.9 million for the three months ended March 31, 2007, to $0.8 million for the three months ended March 31, 2008.

Loss on Asset Disposal

Loss on asset disposal increased from $0.5 million in 2007 to $0.7 million in 2008, increasing as a percentage of total revenues from 1.6% to 2.0%.  This increase is primarily due to the write-off of deferred lease acquisition costs and unamortized initial installation costs associated with customer attrition.

Operating Income

For the reasons previously discussed, operating income increased by $1.4 million from $2.6 million in 2007 to $4.0 million in 2008.  As a percentage of total revenues, operating income increased from 8.0% to 11.5%.

Interest Expense

Interest expense decreased from $0.5 million in 2007 to $0.4 million in 2008, while the effective interest rate of our debt decreased from 6.5% to 6.2% for the three months ended March 31, 2007 and March 31, 2008, respectively.  See “Quantitative and Qualitative Disclosures About Market Risk.”

Income Before Provision for Income Taxes

Primarily, for the reasons described above, income before provision for income taxes increased by $1.6 million, or 74.0%, from $2.0 million in 2007 to $3.6 million in 2008.

Provision for Income Taxes

During the three months ended March 31, 2007 and 2008, we recognized a tax provision consistent with our effective tax rate.  However, while we anticipate continuing to recognize a full tax provision in future periods, we expect to pay only AMT and state/local taxes until such time that our net operating loss carryforwards are fully utilized.  Our effective rate for the three months ended March 31, 2008 was 45.4%, as compared to 45.7% for the three months ended March 31, 2007.

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

Net Income

For the reasons described above, net income increased from $1.1 million in 2007 to $1.9 million in 2008.

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

	Three Months Ended March 31,
	2008	2007
Net income	$1,941	$1,111
Interest expense	410	509
Depreciation and amortization	5,077	5,158
Provision for income taxes	1,615	935
EBITDA	9,043	7,713
Noncash option compensation	870	1,301
EBITDA excluding the impact of option compensation	$9,913	$9,014

Cash flows provided by (used in):
Operating activities	$14,520	$9,495
Investing activities	$(5,588)	$(3,554)
Financing activities	$(8,984)	$(5,888)

Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

Total Revenues

Total revenues increased by $7.2 million, or 7.4%, from $96.2 million in 2007 to $103.4 million in 2008.  Revenues derived from our bulk CO2 service plans increased by $5.0 million, primarily due to an increase in the number of customer locations, while revenues derived from the sale of high pressure cylinder products, fuel surcharges, equipment sales and other revenues increased by $2.2 million. The $2.2 million increase in other sales is primarily due to a $0.6 million increase in nitrogen generator lease revenues in the nine months ended March 31, 2008, as compared to 2007, as customer demand for this product has increased over the prior year.  In addition, fuel surcharges to customers have steadily increased in the last nine months as fuel costs have risen. The number of customer locations utilizing our products and services increased from approximately 116,000 customers at March 31, 2007 to approximately 116,400 customers at March 31, 2008, due primarily to organic growth.

INDEX

The following table sets forth, for the periods indicated, the percentage of total revenues by service plan:

	Nine Months Ended March 31,
Service Plan	2008	2007
Bulk budget plan[1]	48.4%	51.4%
Equipment lease/product purchase plan[2]	20.4	18.0
Product purchase plan[3]	10.8	10.6
High pressure cylinder[4]	5.4	5.5
Other revenues[5]	15.0	14.5
	100.0%	100.0%

[1] Combined fee for bulk CO2 tank and bulk CO2.
[2] Fee for bulk CO2 tank and, separately, bulk CO2 usage.
[3] Bulk CO2 only.
[4] High pressure CO2 cylinders and non-CO2 gases.
[5] Surcharges and other charges.

Product Sales - Revenues derived from the product sales portion of our service plans increased by $4.3 million, or 6.9%, from $63.9 million in 2007 to $68.2 million in 2008.  The increase in revenues is primarily due to a slight increase in the average number of customer locations serviced, a 1.7% increase in product usage, and pricing initiatives.  In addition, sales of products and services other than bulk CO2 increased by $1.5 million due in large part to an increase in revenues derived from cylinder products, fuel surcharges, equipment sales, and other revenues.

Equipment Rentals - Revenues derived from the lease portion of our service plans increased by $2.7 million, or 8.6%, from $32.4 million in 2007 to $35.1 million in 2008, primarily due to a 1.8% increase in the average number of customer locations leasing equipment from us, including the impact of price increases to a significant number of our customers consistent with the Consumer Price Index, offset by incentive pricing provided to multiple national restaurant organizations utilizing our equipment under the bulk budget plan and equipment lease/product purchase plans pursuant to master service agreements.  The number of customer locations renting equipment from us increased from 96,000 for the nine months ended March 31, 2007, to 97,000 for the nine months ended March 31, 2008. Additionally, nitrogen generator lease revenues increased by $0.6 million in the nine months ended march 31, 2008 due to increased customer demand.

Cost of Products Sold, Excluding Depreciation and Amortization

Cost of products sold, excluding depreciation and amortization, increased from $41.6 million in 2007 to $44.4 million in 2008, while decreasing as a percentage of product sales revenue from 65.2% to 65.0%.

Raw product costs increased by $1.4 million, from $15.9 million in 2007 to $17.3 million in 2008, due in large part to a $0.9 million increase in CO2 costs.    The volume of CO2 sold by us increased 3.5%, primarily due to the 1.1% increase in our average customer base and an increase in usage of 1.7%.

Operational costs, primarily wages and benefits related to cost of products sold, increased from $16.6 million for the nine months ended March 31, 2007 to $17.0 million for the nine months ended March 31, 2008. This increase was primarily due to increased delivery personnel wages of $0.4 million.

Truck delivery expenses increased from $6.4 million in 2007 to $7.2 million in 2008. The increase in expenses is due to the rising costs of fuel over the last nine months.  Despite rising fuel costs, we have been able to continue to partially minimize the impact of increased fuel costs and variable lease costs associated with truck usage by continuing to improve efficiencies in the timing and routing of deliveries.   During the last year, we have implemented a new routing routine at select locations across the country.  The full implantation of “alpha routing” will be systematically implemented through the end of fiscal 2008.

Occupancy and shop costs related to cost of products sold increased slightly from $2.8 million in 2007 to $2.9 million in 2008.

INDEX

Cost of Equipment Rentals, Excluding Depreciation and Amortization

Cost of equipment rentals, excluding depreciation and amortization, increased from $4.6 million in 2007 to $7.0 million in 2008 while increasing as a percentage of equipment rentals revenue from 14.2% to 20.0%.  During fiscal 2007, we made a strategic decision to be more selective with our customer activations on a going forward basis, while improving both operating and customer service metrics.  As part of this decision, rather than reducing the number of technicians, we are increasing our emphasis on the assessment, upgrade and service of our bulk CO2 tanks at customer sites.  To the degree that our installers and other personnel are involved in such activities, as compared to initial installation of tanks at customer sites, which consumed the substantial majority of our technicians’ efforts over the past several years, the related expense is recognized in our statement of operations as incurred.  We are increasing capacity to repair and service tanks, which is and will continue to reduce our need to purchase new tanks.  Tank repair and service costs are expensed as incurred as compared to the purchase of a tank, which is capitalized at cost.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.9 million from $22.3 million in 2007 to $20.4 million in 2008, while decreasing as a percentage of total revenues from 23.2% in 2007 to 19.8% in 2008.  This decrease is primarily due to an overall reduction in salary expense of $0.7 million, which is consistent with our reduction in the sales force by 28 sales personnel from October 2006 through January 2007, along with a decrease of $1.2 million in bad debt expense, which is due to our increased collection activity for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007.

Selling related expenses decreased by $0.7 million, from $3.8 million in 2007 to $3.1 million in 2008, primarily the result of the planned conversion of select independent sales representatives to salaried employees and expenses directed towards training, marketing and growth opportunities.

General and administrative expenses decreased by $1.1 million, or 6.2%, from $18.5 million in 2007 to $17.4 million in 2008, primarily due to a decrease in bad debt expense of $1.2 million due to improved collections on outstanding accounts receivable in 2008 as compared to 2007, and approximately $0.8 million in expenses related to the Merger Transaction.

Depreciation and Amortization

Depreciation and amortization increased from $14.9 million in 2007 to $15.1 million in 2008.   As a percentage of total revenues, depreciation and amortization expense decreased from 15.5% in 2007 to 14.6% in 2008.

Depreciation expense increased from $12.4 million in 2007 to $12.7 million in 2008.  The increase was due in large part to the purchase and placement of additional bulk CO2 tanks at customer sites.

Amortization expense decreased slightly from $2.5 million for the nine months ended March 31, 2007, to $2.4 million for the nine months ended March 31, 2008.

Loss on Asset Disposal

Loss on asset disposal increased from $1.5 million in 2007 to $2.4 million in 2008, increasing as a percentage of total revenues from 1.6% to 2.3%.   This increase is primarily due to the write-off of deferred lease acquisition costs and unamoritzed initial installation costs associated with customer attrition.

Operating Income

For the reasons previously discussed, operating income increased by $2.8 million from $11.2 million in 2007 to $14.0 million in 2008.  As a percentage of total revenues, operating income increased from 11.7% to 13.5%.

INDEX

Interest Expense

Interest expense decreased from $1.6 million in 2007 to $1.5 million in 2008, which is consistent with the reduction in our outstanding debt balance over the last nine months.  The effective interest rate of our debt increased from 6.5% in 2007 to 6.6% in 2008.  See “Quantitative and Qualitative Disclosures About Market Risk.”

Income Before Provision for Income Taxes

Primarily for the reasons described above, income before provision for income taxes increased by $2.9 million, or 30.3%, from $9.6 million in 2007 to $12.5 million in 2008.

Provision for Income Taxes

During the six months ended March 31, 2007 and 2008, we recognized a tax provision consistent with our effective tax rate.  However, while we anticipate continuing to recognize a full tax provision in future periods, we expect to pay only AMT and state/local taxes until such time that our net operating loss carryforwards are fully utilized.  Our effective rate for the nine months ended March 31, 2008 was 44.1%, as compared to 47.8% for the nine months ended March 31, 2007.

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

Net Income

For the reasons described above, net income increased from $5.0 million 2007 to $7.0 million in 2008.

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

INDEX

	Nine Months Ended March 31
	2008	2007
Net income	$6,987	$5,012
Interest expense	1,502	1,635
Depreciation and amortization	15,124	14,900
Provision for income taxes	5,513	4,584
EBITDA	29,126	26,131
Noncash option compensation	2,511	3,245
EBITDA excluding the impact of option compensation	$31,637	$29,376

Cash flows provided by (used in):
Operating activities	$38,388	$27,448
Investing activities	$(15,789)	$(19,325)
Financing activities	$(22,610)	$(8,224)

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

Interest is payable periodically on borrowings under the 2005 Credit Facility. The 2005 Credit Facility is uncollateralized. We are required to meet certain affirmative and negative covenants, including financial covenants. We are required to assess our compliance with these financial covenants under the 2005 Credit Facility on a quarterly basis. These financial covenants are based on a measure that is not consistent with accounting principles generally accepted in the United States of America. Such measure is EBITDA (as defined), which represents earnings before interest, taxes, depreciation and amortization, as further modified by certain defined adjustments. The failure to meet these covenants, absent a waiver or amendment, would place us in default and cause the debt outstanding under the 2005 Credit Agreement to immediately become due and payable.  In connection with our share repurchase program announced during the quarter ended March 31, 2007, the 2005 Credit Facility was amended to modify certain covenants.  We were in compliance with all covenants under the 2005 Credit Facility as of June 30, 2005 and all subsequent periods through March 31, 2008.

INDEX

As of March 31, 2008, a total of $25.4 million was outstanding pursuant to the 2005 Credit Facility, primarily consisting of Libor (Eurodollar Rate) loans with a weighted average interest rate of 4.33% per annum.

Other

During the nine months ended March 31, 2008, our capital resources included cash flows from operations and available borrowing capacity under the 2005 Credit Facility.  We believe that cash flows from operations and available borrowings under the 2005 Credit Facility will be sufficient to fund proposed operations for at least the next twelve months.

Working Capital.  As of March 31, 2008 and June 30, 2007, we had working capital of $10.0 million and $13.3 million, respectively.

Cash Flows from Operating Activities: During 2007 and 2008, net cash generated by operating activities was $27.4 million and $38.4 million, respectively.  Cash used by our working capital assets improved by $7.7 million, partially offset by the cash generated from our results of operations.  This increase is due in part to increased collection activity on outstanding customer accounts.

Cash Flows from Investing Activities.  During 2007 and 2008, net cash used in investing activities was $19.3 million and $15.8 million, respectively.  Investing activities in 2008 included $14.0 million associated with the purchase and installation of tanks at customer sites as compared with $17.6 million last year. As previously noted, we have increased our capacity to repair and service tanks resulting in a reduction in the number of tanks purchased.

Cash Flows from Financing Activities.  During 2008, cash flows used in financing activities was $22.6 million, compared to $8.2 million used in financing activities in 2007.  During 2008, we made net repayments on outstanding debt of $9.4 million.  Additionally, as previously discussed, in January 2008, we purchased a swaption for $4.9 million to hedge against rising interest rates in relation to the Company’s anticipated financing transaction related to the merger with Aurora Capital Group (“Aurora”). Pursuant to the anticipated merger, we entered into an interest rate swap to hedge the risk rising interest rates between the date of the merger agreement and the expected closing date of the transaction. Additionally, we incurred approximately $2.8 million in deferred debt issuance costs associated with the anticipated Merger Financing.  This year, we also incurred approximately $7.1 million associated with the repurchase of outstanding shares of our common stock as compared to $12.5 million during the same period lat year.

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

As of March 31, 2008, we operated a total of 359 specialized bulk CO2 delivery vehicles and technical service vehicles that logged approximately 14.6 million miles over the last twelve months.  While significant increases in fuel prices impact our operating costs, such impact is largely offset by fuel surcharges billed to the majority of our customers.

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

ITEM 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” above, as of March 31, 2008, a total of $25.4 million was outstanding under the 2005 Credit Facility with a weighted average interest rate of 4.33% per annum.  Based upon the $25.4 million outstanding under the 2005 Credit Facility at December 31, 2007, our annual interest cost under the 2005 Credit Facility would increase by $0.3 million for each 1% increase in Eurodollar interest rates.

INDEX

On January 29, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NuCO2 Acquisition Corp., a Delaware corporation (“Parent”), and NuCO2 Merger Co., a Florida corporation and a wholly owned subsidiary of Parent (“Merger Sub”).  Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) with the Company being the surviving corporation in the Merger and, at the effective time of the Merger, each issued and outstanding share of common stock, par value $0.001 per share (the “Common Stock”), of the Company (other than treasury shares, shares owned by Parent, Merger Sub or any direct or indirect wholly owned subsidiary of Parent and shares owned by stockholders who perfect their appraisal rights under Florida law) will be converted automatically into the right to receive $30.00 in cash, without interest.

In order to reduce the Company’s exposure to increases in interest rates in connection with the debt financing for the Merger (the “Merger Financing”), on January 30, 2008, the Company purchased an option, for a premium of $4.9 million, to enter into a pay fixed rate swap (“Swaption I”) that grants the Company the right (but not the obligation) to enter into a pay fixed swap at the effective time of the Merger with respect to amounts to be borrowed under the Merger Financing.  The underlying swap is in the notional amount of $335.0 million, and the option expires on June 30, 2008. Under the Merger Agreement, Parent will reimburse the Company for its unrecouped costs associated with Swaption I in the event that the Merger Agreement is terminated and, upon such reimbursement, the Company will assign Swaption I to Parent.  Swaption I meets the requirements to be designated as a cash flow hedge and is deemed a highly effective transaction.  Accordingly, changes in the fair value of Swaption I are recorded as other comprehensive income (loss).  At March 31, 2008, the Company recorded a loss of $2.8 million, representing the change in fair value of Swaption I from January 30, 2008 through March 31, 2008, as other comprehensive loss.

In order to reduce our exposure to increases in Eurodollar rates, and consequently to increases in interest payments, we entered into an interest rate swap transaction (the “2005 Swap”) comprised of two instruments (“Swap A” and “Swap B”) on September 28, 2005, with an effective date of October, 3, 2005.  Swap A, in the amount of $15.0 million (the “A Notional Amount”), matures on October 3, 2008 and Swap B, in the amount of $5.0 million (the “B Notional Amount”), matured on April 3, 2007.  Pursuant to Swap A, we currently pay a fixed interest rate of 4.69% per annum and receive a Eurodollar-based floating rate.  The effect of Swap A is to neutralize any changes in Eurodollar rates on the A Notional Amount.  The 2005 Swap meets the requirements to be designated as a cash flow hedge and is deemed a highly effective transaction.  Accordingly, changes in the fair value of Swap A are recorded as other comprehensive income (loss).  During the nine months ended March 31, 2008, we recorded a loss of $0.3 million, representing the change in fair value of Swap A from June 30, 2007 through March 31, 2008, as other comprehensive loss.

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NuCO2 Inc.

Dated: May 12, 2008	By:	/s/ Robert R. Galvin
Robert R. Galvin
Chief Financial Officer